Form 10-Q/A
period 1995-01-31
POSSIS MEDICAL INC
filed 1995-05-26
CIK 79677

_______________________________________________



		     SECURITIES AND EXCHANGE COMMISSION

			  Washington, D. C. 20549

				FORM 10-Q/A2


	    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		   THE SECURITIES EXCHANGE ACT OF 1934.


	      For the quarterly period ended January 31, 1995



Commission File Number 0-944

			    POSSIS MEDICAL, INC.

			 2905 Northwest Boulevard

		     Minneapolis, Minnesota 55441-2644

			      (612) 550-1010


A Minnesota Corporation                         IRS Employer ID No. 41-0783184

		     _________________________________



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of March 13, 1995 was 9,917,338.


		    ________________________________

This amendment contains only PART II, Item 6. Exhibits and Reports on Form 8-K of the Report on Form 10-Q for the quarterly period ended January 31, 1995, originally filed March 17, 1995. Only the item being amended is included in this filing; said item is the Exhibit 10 Supply and Distribution Agreement with Bard Vascular Systems Division, C.R. Bard, Inc., amended to include Exhibit B thereto, which was previously subject to registrant's Request for Confidential Treatment.

ITEM 6. Exhibits and Reports on Form 8-K

	(a)     Exhibits

		  Exhibit 10: Supply and Distribution Agreement with Bard Vascular Systems Division, C.R. Bard, Inc. This Exhibit 10 contains information subject to a Request for Confidential Treatment, filed with the Commission on March 17, 1995.

	(b)     Reports on Form 8-K

		  During the quarter ended January 31, 1995, a report on Form 8-K dated December 6, 1994, reporting under Item 5, the U.S. Food and Drug Administration approval of expansion of the Company's Phase I clinical trials of its Perma-Flow Coronary Bypass Graft was filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			      POSSIS MEDICAL, INC.


DATE:     May 19, 1995        BY:      /s/  Robert G. Dutcher
				       ROBERT G. DUTCHER
				       President and Chief Executive Officer



DATE:     May 19, 1995        BY:      /s/   Russel E. Carlson
				       RUSSEL E. CARLSON
				       Vice President of Finance
				       Chief Financial and Accounting Officer