Form 10-Q
period 1995-04-30
POSSIS MEDICAL INC
filed 1995-06-12
CIK 79677

---------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20459

                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended April 30, 1995


Commission File Number 0-944


                             POSSIS MEDICAL, INC.

                           2905 Northwest Boulevard

                       Minneapolis, Minnesota 55441-2644

                                (612) 550-1010

A Minnesota Corporation                         IRS Employer ID No. 41-0783184

                      __________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   _____    ____

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of June 2, 1995 was 9,957,837.
                       ____________________________________

                              POSSIS MEDICAL, INC.

                                     INDEX


                                                                      PAGE
                                                                      ____


PART I.       FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Consolidated Balance Sheet, April 30, 1995
              and July 31, 1994................................        1

              Consolidated Statements of Income (Loss) and
              Retained Deficit for the three months ended April
              30, 1995 and 1994, and for the nine months ended
              April 30, 1995 and 1994..........................        2

              Consolidated Statements of Cash Flows for the
              nine months ended April 30, 1995 and 1994........        3

              Notes to Consolidated Financial Statements.......        4

     ITEM.2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............       5-7


PART II.      OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K.................        8

        SIGNATURES

                         POSSIS MEDICAL, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, April 30, 1995 and July 31, 1994
       --ASSETS--                                          April 30, 1995  July 31, 1994
                                                           ______________  _____________
                                                             (unaudited)
CURRENT ASSETS:
  Cash and Cash equivalents...............................  $ 5,194,634     $1,769,348
  Marketable Securities...................................    2,307,647        --
  Receivables:
     Trade (less allowances for doubtful accounts:
       April, $49,398; July, $120,000)....................      102,653        260,866
     St. Jude Medical, Inc................................      945,409      2,930,158
     Notes................................................      123,918        123,918
     Other................................................      343,286        385,798
  Inventories:
     Parts................................................      654,707        471,943
     Work in progress.....................................      222,964        482,181
     Finished goods.......................................      101,200         89,500
  Prepaid expenses and other assets.......................      207,196        309,629
                                                             __________     __________
        Total current assets..............................   10,203,614      6,823,341
                                                             __________     __________
PROPERTY:
  Buildings and improvements..............................      169,356        160,069
  Machinery and equipment.................................    2,234,467      2,041,873
  Assets in construction..................................      286,904         83,305
                                                             __________     __________

        Total.............................................    2,690,727      2,285,247
    Less accumulated depreciation.........................   (1,207,836)    (1,017,013)
                                                             __________      _________
        Property - net....................................    1,482,891      1,268,234
                                                             __________      _________
OTHER ASSETS:
  Goodwill................................................      503,922        557,922
  Long-term portion - notes receivable....................      114,133        232,071
                                                             __________      _________
        Total other assets................................      618,055        789,993
                                                             __________      _________
TOTAL.....................................................  $12,304,560     $8,881,568
                                                             ==========      =========

                          -LIABILITIES AND SHAREHOLDERS' EQUITY-
CURRENT LIABILITIES
  Trade accounts payable..................................  $   123,284     $  115,359
  Accrued liabilities:
    Related parties.......................................      342,711      1,062,182
    Salaries, wages, commissions..........................      602,771        622,982
    Warranty reserve......................................         --           30,000
  Current portion of long-term debt.......................       81,103        574,366
  Other liabilities.......................................      249,896        411,016
                                                              _________      _________
      Total current liabilities...........................    1,399,765      2,815,905

DEFERRED REVENUE..........................................      174,645        246,828
LONG TERM DEBT............................................      114,382         80,370
OTHER LIABILITIES.........................................       54,760         54,760

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 20,000,000 shares of $.40 par
  value each; issued and outstanding, 9,936,811 shares
  and 8,456,252 shares, respectively......................    3,974,724      3,382,501
  Additional paid-in capital..............................   14,034,594      7,180,089
  Unearned compensation...................................      (63,219)      (118,836)
  Retained deficit........................................   (7,385,091)    (4,760,049)
                                                             __________      _________
      Total shareholders'equity...........................   10,561,008      5,683,705
                                                             __________      _________
TOTAL.....................................................  $12,304,560     $8,881,568
                                                             ==========      =========

See accompanying Notes to Consolidated Financial Statements.

                                               POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED DEFICIT
                                      FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                                                             (unaudited)
                                                                 FOR THREE MONTHS ENDED                 FOR NINE MONTHS ENDED
                                                             _____________________________         ______________________________
                                                             April 30, 1995  April 30, 1994        April 30, 1995  April 30, 1994
                                                             ______________  ______________        ______________  ______________
REVENUES:
  Medical product sales.....................................   $   153,976     $   697,413           $   220,235     $ 3,039,530
  Net heart valve patents...................................       181,351         688,500             1,782,343       2,025,911
  Royalties relating to lead business.......................       153,819          79,500               410,118          79,500
  Sales agreement revenue...................................       500,000           --                  750,000           --
  Gain on sale of lead business.............................         --            647,816                 --            647,816
  Gain on sale of real estate...............................         --            957,573                 --            957,573
  Other income..............................................       119,866          23,144               295,844          55,770
                                                                 _________       _________             _________       _________
      Total.................................................     1,109,012       3,093,946             3,458,540       6,806,100

COST OF SALES AND OTHER EXPENSES:
  Cost of medical products..................................       946,991         891,239             2,531,851       2,957,049
  Selling, general and administrative expense...............       482,001         408,768             1,540,666       1,248,798
  Research and development..................................       750,391       1,053,408             2,306,865       3,060,251
  Interest expense..........................................         6,181          27,486                19,733         106,757
                                                                 _________       _________             _________       _________
      Total cost of sales & other expenses..................     2,185,564       2,380,901             6,399,115       7,372,855

Income (loss) from continuing operations before income taxes.   (1,076,552)        713,045            (2,940,575)       (566,755)

Provision for income taxes...................................        --              8,098                 --              8,098
                                                                 _________       _________             _________       _________
Income (loss) from continuing operations.....................   (1,076,552)        704,947            (2,940,575)       (574,853)

Discontinued operations:
  Gain (loss) on disposal (net of taxes).....................        --            (46,224)                --             33,238
  Income from operations (net of taxes)......................      157,875          56,568               315,533         240,748
                                                                 _________       _________             _________       _________

Income from discontinued operations (net of taxes)...........      157,875          10,344               315,533         273,986
                                                                 _________       _________             _________       _________
Net income (loss)............................................  $  (918,677)    $   715,291           $(2,625,042)    $  (300,867)

Retained deficit at beginning of period......................   (6,466,414)     (5,053,469)           (4,760,049)     (4,037,311)
                                                                 _________       _________             _________       _________

Retained deficit at end of period............................  $(7,385,091)    $(4,338,178)          $(7,385,091)    $(4,338,178)
                                                                 _________       _________             _________       _________

Average number of common shares outstanding..................    9,924,573       8,438,933             9,648,751       8,429,386

Net income (loss) per common share:
  Continuing operations......................................        $(.11)           $.08                 $(.30)          $(.07)
  Discontinued operations....................................          .02              --                   .03             .03
                                                                      ____            ____                  ____            ____
  Net income (loss)..........................................        $(.09)           $.08                 $(.27)          $(.04)
                                                                      ====            ====                  ====            ====

See accompanying Notes to Consolidated Financial Statements.
                                                               -2-

                          POSSIS MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                                      (unaudited)
                                                                1995             1994
                                                                ____             ____
OPERATING ACTIVITIES:
Net loss................................................    $(2,625,042)    $ (300,867)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities
   Gain on sale of discontinued operations..............          --           (33,238)
   Gain on sale of lead business........................          --          (647,816)
   Gain on sale of real estate..........................          --          (957,573)
   Depreciation.........................................        265,839        307,846
   Amortization of goodwill.............................         54,000         54,000
   Loss on asset disposal...............................          5,631          --
   Stock compensation...................................         55,617        203,279
   Decrease in receivables..............................      1,985,796      1,500,775
   Decrease in inventories..............................         64,753        168,966
   (Increase) decrease in other assets..................         82,871         (2,206)
   Increase (decrease) in trade accounts payable........          7,925       (502,544)
   Decrease in accrued and other current liabilities....       (958,135)      (919,213)
   Other................................................          --          (104,998)
                                                              _________      _________
Net cash used in operating activities...................     (1,060,745)    (1,233,589)
                                                              _________      _________

INVESTING ACTIVITIES:
Proceeds from discontinued operations...................        337,179      2,496,702
Additions to plant and equipment........................       (488,857)      (495,714)
Proceeds from the sale of fixed assets..................          2,728          --
Proceeds upon disposal of real estate...................          --         1,200,000
Proceeds upon sale of lead business.....................          --         1,100,000
Purchase of marketable securities.......................     (9,553,113)         --
Proceeds from sale/maturity of marketable securities....      7,245,467          --
                                                              _________      _________
New cash provided by (used in)
  investing activities..................................     (2,456,596)     4,300,988
                                                              _________      _________

FINANCING ACTIVITIES:
Repayment of long-term debt.............................       (574,925)       (783,179)
Proceeds from issuance of stock and exercise of options.      7,401,879         177,738
Proceeds upon issuance of long-term debt................        115,673         143,928
                                                              _________      __________
Net cash provided by (used in) financing activities.....      6,942,627        (461,513)
                                                              _________      __________

INCREASE IN CASH AND CASH EQUIVALENTS...................      3,425,286       2,605,886
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........      1,769,348         568,834
                                                              _________      __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............    $ 5,194,634     $ 3,174,720
                                                              =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...........................................         19,733         106,756
Inventory transferred to fixed assets...................         40,570           --

See Accompanying Notes to Consolidated Financial Statements.

                     POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report.

2.  INTERIM FINANCIAL STATEMENTS

    Operating results for the three and nine month periods ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending July 31, 1995.

3.  MARKETABLE SECURITIES

    Effective August 1, 1994 the Company adopted Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. All Company securities as of April 30, 1995 are classified as available-for-sale.

    Company operating cash investment objectives are principal security and a reasonable return. Fiscal 1995 investments include U.S. Treasury securities, existing or former federal agency securities and high quality commercial paper, all with maturities of less than a year.

4.  HEART VALVE PATENT REVENUE

    The Company receives its heart valve patent payments from St. Jude Medical, Inc. at six-month intervals, approximately 60 days following June 30 and December 31. Management estimates and records the revenue monthly and adjusts the estimate to actual upon receipt of the actual payment. In the third quarter of fiscal 1995, the Company recorded a $215,000 revenue reduction to its previous estimate for the six month period ended
    December 31, 1994.

    Also during the third quarter of fiscal 1995, Possis Medical recorded the final royalties revenues from the heart valve patent sale and the sale of the pacemaker leads business.

5.  EARNINGS (LOSS) PER SHARE

    The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the three and nine month periods ended April 30, 1995, are 64% and 49%, respectively, below those reported in the comparable periods last year. Medical product sales for the 1994 three and nine month periods included approximately $489,000 and $2,333,000 in pacemaker leads sales, a business sold by the Company in March 1994. Early stage international sales of the Company's three key products: the AngioJet Rapid Thrombectomy System, the Perma-Flow Coronary Graft, and the Perma-Seal Dialysis Access Graft for the three and nine month periods ended April 30, 1995 were $154,000 and $218,000, respectively, which were 413% and 73% above the same 1994 periods. The
Company expects international sales of its key products will build gradually with physician use and acceptance, and believes sales will grow significantly upon receipt of U.S. Food and Drug Administration ("FDA") marketing clearance. There can be no assurance that the Company will be able to obtain FDA marketing clearance on a timely basis or at all. In March 1995 the Company recorded its final revenues from both the sale of its heart valve patents to St. Jude Medical, Inc. and the sale of its pacemaker leads business to Innovex, Inc. In addition, the 1995 third quarter included a $215,000 negative heart valve patent revenue estimate adjustment. Included in 1994 third quarter revenues is a $647,816 gain from the sale of the pacemaker leads business and a $957,573 gain from the sale of Company real estate. Other income shows significant growth in 1995 primarily as a result of interest income generated by the investment of the $7,200,000 net proceeds of the stock offering completed in October 1994.

The cost of medical products for the three and nine months periods ended April 30, 1995, include approximately $850,000 and $2,300,000, respectively, of production scale-up and start-up expense compared to $650,000 and $1,650,000, incurred in the same periods last year. All three key products incorporate unique technology, production equipment and processes. These expenses are expected to decrease as the volume produced increases and as the Company gains operating experience.

Selling, general and administrative expense in 1995 increased by $73,000 and $292,000 for the three and nine month periods, respectively, ended April 30, 1995. The increase is due primarily to additional sales and marketing expenses for personnel, travel, and associated expenses necessary to introduce the Company's products into the international market. Possis Medical anticipates that sales and marketing costs will continue to grow with international sales and the establishment of a direct sales organization in the United States.

Research and development spending decreased by $303,017 and $753,386 for the three and nine month periods ended April 30, 1995, respectively. The decline in expense can be attributed to the discontinuance of pacemaker leads research activity following the sale of the pacemaker leads business. The Company expects research and development expenses to increase from current levels as the pace of its current U.S. clinical trials increases and as additional products currently in development begin clinical trials.

Income from discontinued operations for the three and nine month periods ended April 30, 1995, increased by $148,000 and $42,000, respectively, from the comparable periods last year. This increase is due partially to $80,000 in expense reductions recognized during the 1995 three-month period for the reversal of bad debt and warranty accruals related to the Jet Edge business which was sold in January 1994. In addition, income recognized from the sale of the Company's Technical Services Division increased $30,000 and $69,000, respectively, compared to the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities balance of $7,502,281 in April 30, 1995 increased significantly from the balance of $1,769,348 at July 31, 1994.

Cash used in operating activities for the nine-month periods ended April 30, 1995 and 1994, were $1,061,000 and $1,234,000, respectively. The 1995 cash usage resulted primarily from the net loss of $2,625,000 which was partially offset by the receipt of St. Jude royalty payments. The net cash used in operating activities for the nine-month period ending April 30, 1994 can be attributed to the operating loss, after adjusting for the gains on the real estate sale and sale of the leads business.

Investing activity consumed $2,457,000 in the nine-month period ended April 30, 1995. This usage is due primarily to the net purchase of short-term marketable securities. During the nine-month period ended April 30, 1994, $4,301,000 was provided by investing activities. In 1994 the Company received $3,031,000 for the sale of various assets including the Jet Edge, Inc. business, corporate real estate and the pacemaker leads business.

During the nine-month period ended April 30, 1995, approximately $6,943,000 was provided by financing activities. The October 1994 issuance of 1,402,500 shares of common stock in a public offering generated net proceeds of approximately $7,200,000. In September 1994 the Company prepaid, at no penalty, the remaining $500,000 balance on a $1,000,000 mortgage note due in May 1995. In the first nine months of 1994, the Company reduced its long-term debt by $783,000.

In the fourth quarter of fiscal 1995, the Company expects to receive its final payments of royalties from the heart valve patent sale and the sale of the leads business. In recent years, the heart valve royalty payments and the cash generated by the leads business have been the Company's primary source of funds. These cash streams will need to be replaced by funds generated from the sale of the Company's three key products.

The Company expects to receive up to an additional $2,000,000 in payments from C.R. Bard, Inc. during the next 12 months, pursuant to the Perma-Seal Graft Supply and Distribution Agreement executed in December 1994. In May, the Company held a meeting of its Perma-Seal Dialysis Access Graft U.S. clinical study investigators and received a written response from the FDA to its 510(k) application filed in August 1994. As a result, the Company plans to continue the U.S. clinical study and will seek FDA permission to introduce an already developed, and thinner-walled product into the study. Possis Medical now expects to begin international sales of the Perma-Seal

Dialysis Access Graft in the first half of fiscal 1996 and anticipates FDA marketing clearance and U.S. commercialization to begin in the second half of fiscal 1996. Sales of the Company's products are expected to grow significantly with increased acceptance in the international markets, as well as in the domestic market upon marketing clearance from the FDA. There can be no assurance the Company's products will gain market acceptance or receive marketing clearance from the FDA.

Cash usage is likely to increase over the next several quarters. Increased expenses associated with production scale-up, U.S. clinical trials for all three key products, and selling and marketing are necessary in order to accelerate product sales. In addition, the Company will continue to invest in capital assets to allow for production growth.

The Company anticipates reporting a significant loss for fiscal 1995 and a smaller loss in fiscal 1996. Possis anticipates that current capital resources will allow operations to continue as planned for the next 12 to 15 months. By that time, it is probable that the Company will need to raise additional funds through a debt or equity financing or in conjunction with strategic alliances with third parties. There can be no assurances that adequate funds will be available when needed or on acceptable terms. If required funding is not raised, the Company may be forced to substantially alter its planned operations.

                          PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                 Exhibit 27. Financial Data Schedule

         (b) Reports on Form 8-K

                 There are no reports on Form 8-K filed during the three months ended April 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   POSSIS MEDICAL, INC.

DATE:  June 12, 1995               BY:    /s/  Robert G. Dutcher
                                      __________________________________
                                      ROBERT G. DUTCHER
                                      President and Chief Executive Officer


DATE:  June 12, 1995               BY:    /s/  Russel E. Carlson
                                      __________________________________
                                      RUSSEL E. CARLSON
                                      Vice President of Finance
                                      Chief Financial and Accounting Officer