Form 10-K
period 1995-07-31
POSSIS MEDICAL INC
filed 1995-09-25
CIK 79677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For transition period from ____________ to___________

                          Commission file number 0-944


                                POSSIS MEDICAL,
                                      INC.
             (Exact name of registrant as specified in its charter)

                                   Minnesota
                                   41-0783184
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

          2905 Northwest Boulevard, Minneapolis, Minnesota 55441-2644
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 612-550-1010

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                        Common Stock, 40 Cents Par Value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 18, 1995 was approximately $136,444,344.

The number of shares outstanding of the registrant's common stock as of September 18, 1995: 9,970,781.

                              POSSIS MEDICAL, INC.
                                     PART I

Item 1.  Business:

General

The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. During the next thirty years the Company was engaged in several businesses including a medical device subsidiary established in 1982. In 1990, the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services Division in September 1991 followed by its industrial equipment subsidiary and corporate real estate in January and March 1994, respectively. See Notes 2 and 12 of Notes to Consolidated Financial Statements contained in Part II, Item 8. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decline due to a pacemaker lead technology shift. In connection with this sale, the Company received $1.1 million in cash and the right to receive royalty payments over a twelve-month period. See Note 11 of Notes to Consolidated Financial Statements contained in
Part II, Item 8. The sale of the pacemaker lead business enabled Possis to focus its human and financial resources exclusively on its current products, which are in human clinical trials in the United States and in early stage sales in Europe and Japan for limited clinical and pre-clinical use.


Products

ANGIOJET(TM) THROMBECTOMY SYSTEM. The development of blood clots in various parts of the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by various factors, including cardiovascular disease, trauma, interventional procedures using catheters and needles or prolonged bed rest. If a blood clot becomes large enough, it can block an artery, preventing oxygenated blood from reaching the organ or tissue supplied by the artery. In addition, if a blood clot breaks off it can travel through the bloodstream and block oxygenated blood flow to other organs and tissue. Conditions caused by blood clots include peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, acute myocardial infarction (heart attack), stroke and deep vein obstruction.

Currently, the two primary methods of removing blood clots are thrombolytic drugs and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to dissolve the blood clot in an intensive or critical care setting. Thrombolytic drugs may require several administrations to be effective, and then may only partially remove the clot. In addition, thrombolytic drugs may require significant time to take effect, which is costly in an intensive or critical care setting, and may cause uncontrolled bleeding. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then dragging the blood clot out of the patient's body through the artery. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause vascular trauma.

Possis believes that its AngioJet System represents a new approach to the removal of blood clots from arteries, veins and grafts and offers certain potential advantages over current methods of treatment. The AngioJet System is a minimally invasive catheter system designed for rapidly removing blood clots with minimal vascular trauma. The system's principal components are a reusable drive unit, a high-pressure single use pump and a single use small diameter (3.5 to 5F or 1.2 to 1.7 mm) catheter. In clinical trials, the AngioJet System has demonstrated the ability to remove blood clots within minutes without surgical intervention and without the risk of uncontrolled bleeding.

The AngioJet System removes blood clots through the non-surgical insertion of the catheter over a guidewire into the patient's blood vessel and then, with the aid of fluoroscopy, directing the tip of the catheter to the site of the blood clot. The drive unit is then activated to deliver pressurized saline through tiny openings in the catheter's tip. These small waterjets clean the blood clot from the vessel wall, break it into small fragments and, in order to prevent formation of a new blood clot downstream, propel the debris down the central lumen of the catheter and into a collection bag attached to the drive unit, without the need for a separate suction or vacuum device. Unlike certain other mechanical devices that are able only to create channels through blood clots of a size similar to that of the catheter used, the AngioJet System's waterjet technology enables it to break up large blood clots from vessels much larger than its catheter diameter.

Because the Possis AngioJet System is unlike any existing procedure or device, market potential is difficult to quantify, but may be estimated by determining the number of thrombectomy and thrombolytic procedures performed using other therapies and devices and estimating the number of procedures that might reasonably be replaced or supplemented by using the AngioJet System.

Based upon information provided by medical practitioners and its own analysis, the Company believes that the AngioJet System may potentially be used for alternative or supplemental therapy for the 60,000 thrombectomy procedures using lytic drugs, the 380,000 thrombectomy procedures using mechanical devices and the 60,000 thrombolysis/revision procedures involving dialysis access grafts estimated to be performed each year in the United States. The Company also believes that the AngioJet System may be used in Percutaneous Transluminal Angioplasty ("PTA") procedures that involve the presence of clinically significant clot. The Company also believes that of the 5.0 million patients with deep vein thrombosis, 10% would be suitable for treatment with the AngioJet System. Additionally, the Company believes that the approximately 600,000 patients with pulmonary embolism annually in the United States are candidates for treatment with the AngioJet System. Further, the Company estimates that more than 550,000 patients annually are candidates for AngioJet treatment of failed or occluded saphenous vein grafts, unstable angina, acute myocardial infarction and strokes.

Although the Company has not yet determined pricing for the AngioJet System, it anticipates that the price to the hospital for the single use catheter and pump set will be between $800 and $1,500 and for the drive unit the price will be between $30,000 and $35,000. The Company cannot estimate the ultimate charge for this procedure to the patient. The average mechanical thrombectomy procedure is performed in a surgical setting with an overnight hospital stay and could result in charges to the patient exceeding $10,000. Lytic drug therapy may cost $500 to $5,000 for the drug plus hospital and procedure charges, resulting in a total patient cost of as much as $10,000.

The Company is currently conducting clinical trials in the United States with the AngioJet System for removing blood clots from peripheral arteries and vascular grafts and for use in removing blood clots from coronary arteries and coronary bypass grafts. Possis received FDA approval to initiate clinical testing of its AngioJet System for use in removing blood clots from peripheral arteries and vascular grafts in December 1992. The first patient was enrolled in the trial in July 1993 and by March 31, 1994, Phase I of the trial, consisting of 19 patients undergoing 23 treatments, was complete and the summary report had been submitted to the FDA. In July 1994, the Company received approval from the FDA to commence Phase II of the trial, in which patients receive, on a one-to-one randomized basis, treatment with either the AngioJet System or a Fogarty-type catheter already marketed for blood clot removal. As of August 28, 1995, 92 patients had been treated in both phases of the trial, of which 57 were treated with the AngioJet System. The Company anticipates filing an application in early 1996 for 510(k) marketing authorization for use in leg arteries or grafts and A-V access grafts.

In April 1995, Possis received conditional FDA approval to initiate clinical testing of its AngioJet System for use in removing blood clots from coronary arteries and bypass grafts. As of August 28, 1995, 10 patients had been treated to open blocked saphenous vein bypass grafts and native coronary arteries. The Company believes that the coronary application of the AngioJet System will be subject to a PMA approval process and anticipates filing a PMA application in early 1997.

PERMA-FLOW(R) GRAFT. Coronary artery bypass graft ("CABG") surgery is performed to treat impairment of blood flow to portions of the heart. CABG surgery involves the addition of one or more new vessels to the heart to re-route blood around blocked coronary arteries.

Autogenous grafts using the saphenous vein or mammary artery have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (80% to 90% for saphenous veins and over 90% for mammary arteries one year after surgery) with no risk of tissue rejection. However, the harvesting of vessels for autogenous grafts involves significant trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryopreserved saphenous veins are available, but these veins often deteriorate due to the body's immune system.

The Possis Perma-Flow Graft is a synthetic graft 5mm in diameter for use in CABG surgery. The Perma-Flow Graft is intended initially to provide an alternative to patients with insufficient or inadequate native vessels for use in bypass surgery as a result of repeat procedures, trauma, disease or other factors. The Company believes, however, that the Perma-Flow Graft may ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of the vein.

The Perma-Flow Graft is made of ePTFE that contains a molded silicone venturi-shaped flow resistance element approximately 2mm in diameter. The Perma-Flow Graft is designed to be implanted by initially suturing it to the vena cava followed by side-to-side anastomoses (connections) of the graft to the coronary arteries beyond the blockages and finally suturing the graft to the aorta. The formation of this artery-to-vein shunt is designed to create a continuous blood flow at a sufficiently high rate through the graft to reduce the incidence of blood clot formation, the major reason for synthetic graft failure in the past. The flow resistance element is designed to prevent excessive shunting of blood to the vena cava and to maintain high arterial pressure for effective coronary perfusion.

The Company believes that in 1995 approximately 540,000 CABG procedures will be performed worldwide, of which approximately 300,000 will be performed in the United States, and that approximately 20% of these CABG procedures will be performed on patients who have previously undergone bypass surgery. The Company further believes that the number of repeat procedures will continue to increase as a percentage of procedures performed, as the number of patients who have the procedure increases. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein. Based upon its interviews with cardiovascular surgeons, including those involved in the clinical trials, the Company believes that patients whose native vessels are not available for use in bypass surgery comprise approximately 4% of those receiving CABG procedures, or approximately 20,000 annually, and that approximately 80,000 patients annually are determined by the treating physician to have native vessels inadequate to be used in bypass surgery. If initial use of the Perma-Flow Graft is shown to be clinically acceptable, the Company believes that the graft may be used for these patients. The Company further believes that if long-term clinical results are acceptable to clinicians (generally greater than 50% patency five years after implant), the graft may ultimately be used as a substitute for native saphenous veins.

Currently,   no  synthetic   coronary  graft  has  been  approved  by  the  FDA.
Cryopreserved saphenous veins sell to hospitals for approximately $3,500 to $4,000 in the United States. The Company anticipates pricing for the Perma-Flow Graft will be competitive with cryopreserved saphenous veins.

The Company received FDA approval to initiate clinical testing of its Perma-Flow Graft in November 1991. The Company currently has eight sites actively recruiting patients. In July 1995, the Company received approval to commence
Phase II of the study comprising 100 additional patients at up to 20 sites. As of August 28, 1995, 30 patients had been implanted with the Perma-Flow Graft. Angiographic results within 30 days of surgery have been reported on 17 patients, which confirmed 33 of their 34 side-to-side anastomoses to be patent. Within this 30-day interval, of the remaining 13 patients, angiographic results were not reported for nine and four died of causes reported by the investigator to be unrelated to the graft. In addition, angiographic follow-up was performed within three to 12 months of implant on seven patients, which confirmed that 14 of 18 anastomoses were patent. The Company anticipates filing a PMA application for marketing authorization in early 1997.

PERMA-SEAL(R) GRAFT. Patients suffering from renal disease may be required to undergo long-term kidney dialysis. The majority of these patients require long-term vascular access to facilitate treatment. A point of access for dialysis needles may be created by connecting an artery and a vein in the patient's arm. However, because kidney dialysis therapy typically requires patients to undergo blood dialysis treatment three times per week, these connections often become unusable over time. Other methods of vascular access for kidney dialysis such as temporary catheters are not designed for long-term use.

A synthetic graft may be implanted in kidney dialysis patients to provide the necessary vascular access. The vast majority of these synthetic grafts are made of ePTFE. The use of synthetic grafts currently available is often accompanied by excessive bleeding when the dialysis needle is withdrawn, requiring a nurse to apply pressure to help stop the bleeding and requiring the patient to remain in the treatment area until the bleeding has been stopped. In addition, to limit the risk of graft infection following implant, at least a two-week healing period following implantation is required to allow for tissue ingrowth into the graft before initiating dialysis.

The Possis Perma-Seal Graft is a self-sealing synthetic graft comprised of silicone elastomers, with a winding of polyester yarn encapsulated within its wall, and is manufactured using proprietary electrostatic spinning technology developed by the Company. The Company believes that its Perma-Seal Graft may offer advantages over currently used synthetic grafts because of its self-sealing characteristic. The Company believes that this characteristic will be effective in sealing puncture sites in the grafts with minimal compression time and bleeding as compared with other currently available graft products and, as a result, will reduce dialysis procedure and administrative time per patient and the costs associated therewith. In addition, because of its ability to seal a needle puncture without depending on tissue ingrowth, the Perma-Seal Graft may provide an option for patients who require dialysis immediately after implant.

Approximately 170,000 patients in the United States undergo kidney dialysis each year, of which approximately 140,000 receive vascular access procedures utilizing either natural vessel grafts or synthetic access grafts. The Company estimates that of these patients approximately 40,000 are implanted with a synthetic graft. The Company believes that a comparable market exists outside the United States as well.

The hospital prices of ePTFE and biological graft products manufactured by certain other manufacturers currently range from $400 to $700 per unit, depending on length, style, and configuration. Although final pricing of the Company's Perma-Seal Graft will depend upon manufacturing costs, distribution methods, and competitive pressures, the Company anticipates that pricing for the Perma-Seal Graft will be at a premium relative to standard ePTFE graft products.

In July 1992, Possis received FDA approval to initiate clinical testing of its Perma-Seal Graft. The study is randomized on a one-to-one basis with patients receiving either a Perma-Seal Graft or a conventional ePTFE graft. As of August 28, 1995, 138 patients at four clinical sites had been enrolled in the study, 67 of which had received the Perma-Seal Graft. Clinical data indicates that Perma-Seal Graft patients who have been accessed for dialysis have compression times to stop bleeding after removing the dialysis needles averaging two minutes compared to an average of nine minutes with conventional grafts. The Company filed a 510(k) application for marketing authorization with the FDA in August 1994. In May 1995, the Company received a request for additional information from the FDA and the Company responded to the request on August 31, 1995. In July 1995, the Company received approval of an investigational device exemption ("IDE") supplement to commence clinical testing of its new thinner-walled Perma-Seal Graft.


Research and Development

The Company's product development efforts for its existing products are focused primarily on clinical testing and obtaining necessary FDA approvals. The Company's new product development efforts are focused primarily on developing additional applications of the AngioJet System, including the treatment of deep vein thrombosis and certain non-vascular tissue cutting applications, and on utilizing its Perma-Flow Graft and Perma-Seal Graft technologies to develop
other  graft  products,   including  endovascular  stent  grafts.  Research  and
development expenses are generally incurred for product design and qualification, manufacturing process development and validation, and clinical trials and governmental approvals. The Company's research and development expense is expected to increase as the Company continues its clinical trials and current product development plans.

As of September 18, 1995, the Company employed approximately 29 full-time employees in research and development, including six in concept research (focusing on initial development of new products), five in engineering and equipment design, 11 in manufacturing process design, four in manufacturing process qualification and three in regulatory and clinical affairs. The Company performs all of its research and development activities at its headquarters in Minneapolis, Minnesota. The Company spent $3.3 million, $3.7 million and $3.6 million in fiscal 1995, 1994 and 1993, respectively, on medical product research and development. Clinical trial expenses are included in total research and development expense.


Marketing and Sales

The Company expects to market its AngioJet System and graft products to physician specialty groups, including vascular surgeons, cardiovascular and thoracic surgeons, interventional radiologists and interventional cardiologists. The Company will initially market the AngioJet System for peripheral arterial and vascular graft thrombosis, targeting vascular surgeons and interventional clinicians who perform PTA and other thrombectomy or lytic procedures. AngioJet Systems for coronary applications will be marketed to interventional cardiologists and cardiovascular surgeons. The primary customer for the Perma-Flow Graft is expected to be the cardiovascular surgeon and thoracic surgeon. The initial focus of the Company's marketing will be for use in procedures involving patients having inadequate native vessels. The Perma-Seal Graft will be marketed to vascular surgeons, who typically are the primary decisionmakers with respect to the placement of vascular access grafts for patients receiving dialysis for renal failure. The Company will also target other clinicians influential in dialysis treatment selection, including nephrologists, internists, and dialysis unit technicians.

Possis is currently marketing its AngioJet System and Perma-Flow Graft outside the United States using an independent distributor network. The Company has entered into distributorship agreements with six distributors covering Belgium, Denmark, Germany, Greece, Italy, Luxembourg, The Netherlands, Norway, Spain and Switzerland. The Company is also selling these products to distributors covering Canada, France, Japan, and the United Kingdom. Generally, the distributorship agreements are for a five-year term and provide that the distributors, at their own expense, will investigate, negotiate and obtain regulatory approvals for the Company's products in the specified territory. Possis Medical Europe B.V., the Company's newly formed subsidiary in The Netherlands, acts as a point of centralized warehousing and distribution in Europe in order to enhance response time, efficiency and service to European customers. All sales made to the Company's independent distributors will be denominated in United States dollars.

The Company will begin commercial marketing of the AngioJet System and Perma-Flow Graft in the United States following receipt of FDA marketing authorization. The Company intends to market and distribute the AngioJet System in the United States through a direct sales force and is evaluating distribution channels for the Perma-Flow Graft.

The Company entered into a distribution agreement with Bard pursuant to which the Company granted to Bard the exclusive worldwide right to market, sell and distribute the Company's Perma-Seal Graft. Under the agreement, Bard agreed to purchase the Perma-Seal Graft from the Company at certain transfer prices, to purchase certain minimum quantities and to make certain milestone payments to the Company relating to the commercialization of the product.

Promotional activities by the Company are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. The Company believes that sales to key opinion leaders in European countries will be especially important to encourage broader acceptance of its products and will give the Company experience in marketing its products prior to their introduction in the United States. Other promotional activities may include publishing analytical papers, making scientific symposium presentations and conducting comparative clinical trials demonstrating the uses and effectiveness of the Company's products.


Patents, Patent Applications, Licenses and Proprietary Rights

The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company currently holds five United States patents and 18 foreign patents related to the Perma-Flow Graft and has one patent application pending in the United States and one patent application pending in a foreign jurisdiction. The Company also holds one United States patent relating to the AngioJet System and a second United States patent has been allowed which the Company expects to be issued in the near future. In addition, the Company has 11 United States and 15 foreign patent applications pending relating to the AngioJet System. In connection with the Perma-Seal Graft, one United States patent is pending, one of the claims included in which has been allowed, and four foreign patent applications are pending. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. The Company is aware of one pending foreign patent application relating to a water jet system for removing blood clots. Although the application was filed after the AngioJet System patent application, no assurance can be given that such third party will not receive a patent.

The Company has acquired rights through licensing agreements to patents relating to processes used in the manufacture of the Perma-Seal Graft. Under these agreements, Possis is required to pay certain annual fees and royalties based on net sales of products using the technology covered by these patents.

The Company requires its employees having access to proprietary information to execute non-disclosure agreements upon commencement of employment with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment with the Company is to be kept confidential and not disclosed to third parties.

There can be no assurance that the Company's non-disclosure agreements and other safeguards will protect its proprietary information and know-how or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse determination in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


Competition

The Company's products will compete with a number of different products and methods of treatment for the conditions they address. The Company believes that its AngioJet System will face intense competition from a variety of treatments for the ablation and removal of blood clots, including thrombolytic drug therapies, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies. It is the Company's understanding that Cordis Corporation currently has a waterjet-based thrombectomy system in early stage sales in Europe.

The Company is not aware of any synthetic graft being developed that will compete with the Perma-Flow Graft and believes it is the first developer to obtain FDA approval for clinical trials with a synthetic coronary bypass graft. The Company's Perma-Seal Graft will compete with, among others, ePTFE grafts manufactured by W.L. Gore and Associates and IMPRA, Inc., which currently have a combined market share estimated to be in excess of 90%.

The medical products market is characterized by rapidly evolving technology and intense competition. The future success of the Company will depend on its ability to keep pace with advancing technology and competitive innovations. Many potential competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals and marketing, and financial and managerial resources than the Company. Many potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may employ an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company.


Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the FDC Act.

Under the FDC Act, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as the safety and effectiveness reasonably can be assured through general controls (e.g., labeling, premarket notification and adherence to GMP). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring premarket approval by the FDA to ensure their safety and effectiveness.

If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a PMA application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations.

If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to another device via the 510(k) process, the manufacturer or distributor must seek PMA approval of the proposed device. A PMA application must be submitted, supported by extensive data, including preclinical and clinical trial data to prove the safety and efficacy of the device. Generally, a company is required to obtain an IDE before it commences clinical testing in the United States in support of such PMA. The FDA monitors and oversees the use and distribution of such "research use only" and "investigational use only" products. Although by statute the FDA has 180 days to review a PMA application once it has been accepted for filing, during which time an advisory committee may also evaluate the application and provide recommendations to the FDA, PMA reviews often extend over a significantly protracted time period, usually 12 to 24 months or longer from filing. Accordingly, there can be no assurance that FDA review of any PMA application submitted by the Company will not encounter prolonged delays or that the data collected and submitted by the Company in its PMA will support approval.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also imposes post-marketing controls on the Company and its products, and registration, listing, medical device reporting, post-market surveillance, device tracking and other requirements on medical devices. Failure to meet these pervasive FDA requirements or adverse FDA determinations regarding the Company's clinical and preclinical trials could subject the Company and/or its employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals.

The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with current GMP as specified in published FDA regulations. The FDA monitors compliance with GMP by requiring manufacturers to register with the FDA, which subjects them to periodic unannounced FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

The Company has complied with GMP requirements in the past and believes it will be able to comply with all applicable regulations regarding the manufacture and sale of medical devices.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Export sales of investigational devices that are subject to PMA requirements and have not received FDA marketing clearance or approval generally are subject to FDA export permit requirements under Section 801(e) of the FDC Act. In order to obtain such a permit, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not a violation of that country's medical device laws. The Company has received permits to export its AngioJet System, Perma-Flow Graft and Perma-Seal Graft to the Netherlands and Switzerland and will use this authorization to transship to additional countries, an activity that the FDA does not regulate. The Company may also seek additional approvals to export its products directly into other countries. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For countries in the EU, in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all EU countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. There can be no assurance that Possis will be able to obtain regulatory approvals or clearances for its products in foreign countries.


Employees

As of September 18, 1995, the Company had 107 full-time employees, 1 part-time employee and 6 contract employees. Of these full-time employees, 29 are in research and development (including regulatory and clinical), 40 are in manufacturing and production, 18 are in quality assurance, 4 are in facilities/maintenance, and 16 are in management or administrative positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 2.  Properties:

The Company leases approximately 28,300 square feet of office and manufacturing space (including 6,400 square feet of clean manufacturing space) at 2905 Northwest Boulevard, Minneapolis, Minnesota 55441-2644. The Company is currently negotiating an extension of this lease which expires in August 1996. See Note 8 of Notes to Consolidated Financial Statements contained in Part II, Item 8.

Item 3.  Legal Proceedings:

None

Item 4.  Submission of Matters to a Vote of Security-Holders:

None

                                    PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters:

The Company had 1,878 common shareholders of record at July 31, 1995. The common stock is traded on the NASDAQ National Market System under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 1995 and 1994 are presented below:

                                      1995                          1994
                               High            Low          High            Low
QUARTER:
First ................         6-3/4          5-1/2         12             8-3/4
Second ...............         8-1/4          5-1/2         10-1/4         7-3/8
Third ................         9-1/4          6-3/8         8-3/4          5-3/4
Fourth ...............         14-7/8         9-1/8         7-3/8          5-3/4

Additional information is contained in Note 5 of Notes to Consoldiated Financial Statements included in Part II, Item 8.

The Company has not paid cash dividends on its Common Stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data:

Listed below is selected financial data for fiscal years ended July 31, 1995, 1994, 1993, 1992, and 1991. All data is in thousands except Earnings Per Share.

                                           1995   1994     1993   1992    1991
INCOME STATEMENT DATA:
Operating revenues-
     Continuing operations............... $3,621 $6,400   $8,435 $7,160  $5,422
Net income (loss):
     Continuing operations............... (5,153)(1,246)    (181)   471     801
     Discontinued operations.............    421    523   (1,331)   153    (434)
Net income (loss) per common share:
     Continuing operations...............   (.53)  (.15)    (.02)   .06     .10
     Discontinued operations.............    .04    .06     (.16)   .02    (.06)

BALANCE SHEET DATA:
    Total assets.........................$10,321 $8,882 $11,472 $11,133 $10,222
    Shareholders' equity.................  8,648  5,684   5,947   6,969   6,124
    Current ratio........................    5.8    2.4     2.4     3.6     2.6
    Long-term debt,
       excluding current maturities......     93     80   1,279   1,313   1,250
    Long-term debt-to-equity ratio.......    1.1%   1.4%   21.5%   18.8%   20.4%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

General

The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for annual royalty payments based on St. Jude's valve sales (the "St. Jude Royalties"). In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services Division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Notes 2 and 12 of Notes to Consolidated Financial Statements. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decrease due to a pacemaker lead technology shift. In connection with this sale, the Company received $1.1 million in cash and the right to receive royalty payments over a twelve-month period. See Note 11 of Notes to Consolidated Financial Statements. The sale of the pacemaker lead business has enabled Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials in the United States and in early stages of commercialization in Europe, Japan and Canada.

Over the past three fiscal years, substantially all of the Company's revenues and gross profits have been derived from the sale of pacemaker leads and the St. Jude Royalties. The resulting cash flow together with the approximately $7.2 million net proceeds from the Company's 1994 Common Stock offering has been used to fund the Company's operations, including research and development related to its products. With the sale of its pacemaker lead business and the expiration of royalty payments from St. Jude in March 1995, Possis does not expect to become profitable unless it achieves significant sales outside the United States and its products receive FDA marketing approval. There can be no assurance that significant sales or marketing approvals will occur.


Results of Operations

    Fiscal Years ended July 31, 1995, 1994 and 1993

Total revenues decreased 55% in fiscal 1995 and decreased 5% in fiscal 1994 as compared to the prior years. Significant factors in the revenue decreases were the March 1994 sale of the Company's pacemaker lead business and the expiration of the St. Jude Royalties in March 1995. Partially offsetting the revenue reductions in fiscal 1994 was a gain $1.6 million on the sales of the pacemaker lead business and the Company's land and buildings associated with its discontinued operations. The Company believes that future revenues will come primarily from sale of its current products.

Cost of medical products in fiscal 1995 and fiscal 1994 included approximately $3.0 million and $2.3 million, respectively, of manufacturing start-up expense relating primarily to new technology and manufacturing processes. Manufacturing start-up expense includes excess labor and material costs, higher than normal levels of scrap product and unabsorbed manufacturing overhead expenses associated with the installation and start-up of new manufacturing processes. Additional manufacturing start-up expenses are expected as the Company continues to refine its manufacturing processes and until the Company begins to produce its products in commercial quantities. The Company believes manufacturing cost per unit produced will decrease from fiscal 1995 levels as it gains line operating experience and as production volume grows in response to anticipated sales increases.

Selling, general and administrative expense increased 24% to $2.1 million in fiscal 1995 from $1.7 million in fiscal 1994 which decreased 20% from $2.1 million in fiscal 1993. The fiscal 1995 expense increase results primarily from growing sales and marketing expenditures for personnel, travel, conventions and related expenses necessary to introduce the Company's products into the international marketplace. The fiscal 1994 expense decrease versus the prior year reflects a $600,000 decrease in administrative expenses associated with consolidating administrative responsibilities, a real estate tax reduction and the nonrecurrence of computer system installation expenses incurred in fiscal 1993. Partially offsetting the fiscal 1994 expense reduction was a sales and marketing expense increase of approximately $200,000 related to the international introduction of the Company's products. Sales and marketing expenses are expected to increase from fiscal 1995 levels along with anticipated product sales increases and the establishment of a direct sales organization in the United States, which the Company believes will begin in fiscal 1996.

Research and development expense decreased 12% to $3.3 million in fiscal 1995 versus the prior year and increased 4% to $3.7 million in fiscal 1994 from $3.6 million in fiscal 1993. The fiscal 1995 decrease results from the lack of pacemaker lead research activity following the March 1994 sale of the pacemaker lead business. The Company's research and development expenditures are expected to increase from fiscal 1995 levels as the Company continues its United States clinical trials and current product development plans.

Interest expense decreased to $24,000 in fiscal 1995 and decreased 13% to $124,000 in fiscal 1994 versus the prior years. Between fiscal 1993 and fiscal 1995 the Company reduced its mortgage and note payable debt from $1.3 million at July 31, 1993 to $176,000 at July 31, 1995. The debt reduction was accomplished utilizing cash proceeds from sale of assets and the Company's 1994 Common Stock offering.

Income from the Company's discontinued operations, excluding the fiscal 1994 gain of $68,000 and fiscal 1993 estimated loss of $1.4 million on the sale of Jet Edge, was $421,000, $455,000 and $80,000 in fiscal years 1995, 1994 and
1993, respectively. The Company will continue to recognize revenue related to the sale of its Technical Services Division through the first quarter of fiscal 1997. See Note 2 of Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities balance at July 31, 1995, 1994 and 1993 was $6.7 million, $1.8 million and $569,000, respectively. The increase in fiscal 1995 is primarily the result of the Company's September 1994 Common Stock Offering.

During fiscal 1995, cash used in operating activities was $1.9 million, which resulted principally from the net loss of $4.7 million and a decrease in accrued and other current liabilities of $1.1 million, offset by depreciation and amortization of goodwill and stock compensation totalling $546,000 and a decrease in accounts receivable of $3.2 million. Cash used in investing activities was $1.5 million, which resulted primarily from net purchases of marketable securities of $1.3 million and additions to plant and equipment of $562,000, offset by proceeds from the sale of discontinued operations of $350,000. Net cash provided by financing activities of $7.1 million resulted principally from the September 1994 Common Stock offering of $7.2 million, the exercise of stock options of $297,000 and proceeds from notes payable of $116,000, offset by the repayment of long-term debt of $595,000.

During fiscal 1994, cash used in operating activities was $1.2 million, which resulted principally from a net loss before gains on the sale of the pacemaker lead business and real estate of approximately $2.3 million and decreases in accounts payable and accrued and other current liabilities of $825,000, offset by depreciation and amortization of goodwill and stock compensation totalling $665,000 and a decrease in accounts receivable of $1.5 million. Cash provided by investing activities was $2.9 million, including primarily proceeds from the sale of discontinued operations of $1.1 million and proceeds from the sale of real estate and the pacemaker lead business of $1.2 million and $1.1 million, respectively, offset by additions to plant and equipment of $554,000. Net cash used in financing activities of $460,000 resulted principally from repayment of long-term debt of $803,000 offset by proceeds from notes payable of $144,000 and proceeds from the issuance of stock and exercise of options and warrants of $199,000.

During fiscal 1993, cash used in operating activities was $490,000, which resulted primarily from the loss of $1.5 million and a decrease in receivables and inventories of $444,000 and $426,000, respectively, offset by depreciation of $510,000 and an increase in accrued and other current liabilities of $1.2 million. Cash used in investing activities was $344,000, which was the result of additions to plant and equipment of $579,000 offset by proceeds from the sale of discontinued operations of $150,000 and proceeds from the sale of fixed assets of $85,000. Net cash provided by financing activities of $454,000 was principally the result of proceeds from the issuance of stock and exercise of options and warrants.

In the fourth quarter of fiscal 1995, the Company received its final payments of royalties from the heart valve patent sale and the sale of the pacemaker lead business. In recent years, the St. Jude Royalties and the cash generated by the lead business have been the Company's primary operating sources of cash.

The Company expects to receive up to an additional $2.0 million in payments from Bard during the next 12 months pursuant to the distribution agreement executed in December 1994. Such payments are dependent upon the Company achieving certain milestones. See Note 13 of Notes to Consolidated Financial Statements.

The Company anticipates reporting a loss in fiscal 1996 and believes that current capital resources together with the proceeds of this offering will fund planned operations for the foreseeable future.

Item 8.  Financial Statements and Supplementary Data

(a)  Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Possis Medical, Inc. (formerly Possis Corporation):

We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and its subsidiaries (the Company) as of July 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended July 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

August 28, 1995
Minneapolis, Minnesota

Item 8.  Financial Statements and Supplementary Data:

                                               POSSIS MEDICAL, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              JULY 31, 1995 AND 1994


                                                                           1995            1994
                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Notes 1 & 8) ......................   $  5,450,057    $  1,769,348
    Marketable securities (Note 1) ...............................      1,270,654            --
    Receivables:
      Trade (less allowance for doubtful accounts:
          $10,000 and $30,000, respectively) .....................         14,976          45,706
      St. Jude Medical, Inc. (Note 6) ............................           --         2,930,158
      Jet Edge (less allowance for doubtfull accounts:
          $17,019 and $90,000, respectively) (Note 2) ............           --           215,160
      Notes receivable (Note 2) ..................................        123,918         123,918
      Other ......................................................        204,297         385,798
    Inventories (Note 1):
      Parts ......................................................        489,418         471,943
      Work-in-process ............................................        427,495         482,181
      Finished goods .............................................         94,101          89,500
    Prepaid expenses and other assets ............................        191,535         309,629
           Total current assets ..................................      8,266,451       6,823,341


PROPERTY (Notes 1,2, and 3):
    Leasehold improvements .......................................        175,556         160,069
    Machinery and equipment ......................................      2,287,755       2,041,873
    Assets in construction .......................................        300,377          83,305
                                                                        2,763,688       2,285,247
    Less accumulated depreciation ................................     (1,303,021)     (1,017,013)
         Property - net ..........................................      1,460,667       1,268,234

OTHER ASSETS:
    Goodwill (Note 1) ............................................        485,922         557,922
    Notes receivable (Note 2) ....................................        108,153         232,071
                                                                     $ 10,321,193    $  8,881,568

See notes to consolidated financial statements.

                                               POSSIS MEDICAL, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              JULY 31, 1995 AND 1994

                                                                                      1995            1994

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable ................................................        159,365         115,359
    Accrued liabilities:
        Related parties (Note 6) ..........................................           --         1,062,182
        Salaries, wages, and commissions ..................................        693,402         622,982
        Warranty reserve ..................................................           --            30,000
    Current portion of long-term debt (Note 3) ............................         82,925         574,366
    Other liabilities (Note 3) ............................................        484,597         411,016
              Total current liabilities ...................................      1,420,289       2,815,905

DEFERRED REVENUE (Note 2) .................................................        132,912         246,828

LONG-TERM DEBT (Note 3) ...................................................         92,955          80,370

OTHER LIABILITIES .........................................................         27,380          54,760

COMMITMENTS AND CONTINGENCIES (Notes 8 and 14)

SHAREHOLDERS' EQUITY (Note 5):
    Common stock-authorized, 20,000,000 hares of $ .40 par value each;
        issued and outstanding, 9,970,031 and 8,456,252
        shares, respectively ..............................................      3,988,013       3,382,501
    Additional paid-in capital ............................................     14,201,925       7,180,089
    Unearned compensation .................................................        (50,387)       (118,836)
    Retained deficit ......................................................     (9,491,894)     (4,760,049)
          Total shareholders' equity ......................................      8,647,657       5,683,705
                                                                              $ 10,321,193    $  8,881,568

See notes to consolidated financial statements.


                                               POSSIS MEDICAL, INC.
                                       Consolidated Statements of Operations
                                     Years Ended July 31, 1995, 1994, and 1993
                                                                   1995                 1994          1993
REVENUES:
     Medical products (Notes 9 & 10).........................      $229,984         $3,140,335      $5,169,100
     Net heart valve patent payments (Note 6)................     1,817,388          2,998,091       3,172,602
     Royalty payments relating to
         pacemaker lead business (Note 11)...................       410,118            176,292           -
     Sales agreement revenue (Note 13).......................       750,000             -                -
     Gain on sale of pacemaker lead
         business (Note 11)..................................        -                 647,816           -
     Gain on sale of real estate (Note 12)...................        -                 957,573           -
     Other, primarily interest...............................       413,628             85,397          92,971
         Total revenues......................................     3,621,118          8,005,504       8,434,673

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products................................     3,334,589          3,675,461       2,734,644
     Selling, general and administrative.....................     2,118,183          1,706,420       2,124,767
     Research and development (Note 9).......................     3,297,524          3,745,762       3,613,050
     Interest................................................        23,568            124,104         142,992
         Total cost of sales and other expenses..............     8,773,864          9,251,747       8,615,453

LOSS FROM CONTINUING OPERATIONS .............................    (5,152,746)        (1,246,243)       (180,780)

INCOME (LOSS) FROM DISCONTINUED
         OPERATIONS, INCLUDING GAIN (LOSS)
         ON DISPOSAL - NET (Note 2)..........................       420,901            523,504      (1,330,884)

NET LOSS ....................................................   $(4,731,845)         $(722,739)    $(1,511,664)

WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING...........................     9,726,105          8,435,818       8,361,347

EARNINGS (LOSS) PER COMMON SHARE:
     Continuing operations...................................         $(.53)            $(.15)           $(.02)
     Discontinued operations.................................           .04               .06             (.16)

NET      ....................................................         $(.49)            $(.09)           $(.18)

See notes to consolidated financial statements.

                                               POSSIS MEDICAL, INC.
                                       Consolidated Statements of Cash Flows
                                     Years Ended July 31, 1995, 1994, and 1993

                                                                              1995              1994             1993
OPERATING ACTIVITIES:
     Net loss ......................................................       $(4,731,845)       $(722,739)      $(1,511,664)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Gain on sale of discontinued operations........................             -              (68,123)           -
     (Gain) loss on disposal of assets..............................             5,631              245           (43,936)
     Gain on sale of lead business..................................             -             (647,816)           -
     Gain on sale of real estate....................................             -             (957,573)           -
     Depreciation...................................................           361,024          353,584           509,891
     Amortization of goodwill.......................................            72,000           72,000            72,000
     Stock compensation.............................................           113,298          238,930           165,206
     (Increase) decrease in receivables.............................         3,157,870        1,537,092          (443,618)
     (Increase) decrease in inventories.............................            32,610          (18,722)         (426,270)
     (Increase) decrease in other current assets....................            56,493         (159,734)          (16,023)
     Increase (decrease) in trade accounts payable..................            44,006         (457,786)          226,483
     Increase (decrease) in accrued and other current liabilities...        (1,059,792)        (367,340)        1,150,138
     Other..........................................................            -                -               (172,121)
         Net cash used in operating activities......................        (1,948,705)      (1,197,982)         (489,914)
INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations..................           349,679        1,111,792           150,000
     Additions to plant and equipment...............................          (561,817)        (553,506)         (578,576)
     Proceeds from sale of fixed assets.............................             2,728              430            85,000
     Proceeds upon disposal of real estate..........................            -             1,200,000            -
     Proceeds upon sale of lead business............................            -             1,100,000            -
     Purchase of marketable securities..............................       (11,431,373)          -                 -
     Proceeds from sale/maturity of marketable securities...........        10,160,719           -                 -
         Net cash provided by (used in)
            investing activities....................................        (1,480,064)       2,858,716          (343,576)
FINANCING ACTIVITIES:
     Proceeds from notes payable....................................           115,673          143,928            -
     Repayment of long-term debt....................................          (594,530)        (803,136)          (31,091)
     Proceeds from issuance of stock and exercise
        of options and warrants.....................................         7,588,335          198,988           485,099
         Net cash provided by (used in)
            financing activities....................................         7,109,478         (460,220)          454,008

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS......................................................         3,680,709        1,200,514          (379,482)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.........................................................         1,769,348          568,834           948,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................        $5,450,057       $1,769,348          $568,834

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest.........................................           $23,568         $130,313          $131,408
     Inventory transferred to fixed assets..........................            30,473           21,298            -

See notes to consolidated financial statements

                                               POSSIS MEDICAL, INC.
                            Consolidated Statements of Changes in Shareholders' Equity
                                     Years Ended July 31, 1995, 1994, and 1993



                                              Common Stock              Additional
                                                                         Paid-in         Unearned         Retained
                                     Shares              Amount         Capital       Compensation        Deficit          Total
BALANCE AT JULY 31, 1992........... 8,256,297          $3,302,519       $6,191,707           -           $(2,525,646)    $6,968,580
    Employee stock purchase
         plan......................    14,996               5,998          113,520           -                 -            119,518
    Stock options issued to
         directors (Note 5)........       -                   -             26,747           -                 -             26,747
    Stock options and
         warrants exercised........   105,793              42,317          323,264           -                 -            365,581
    Stock grants and amortization
       (Note 5)....................    42,717              17,087          257,182        (295,668)            -            (21,399)
    Net loss.......................       -                   -                -             -            (1,511,664)    (1,511,664)
BALANCE AT JULY 31, 1993...........  8,419,803          3,367,921        6,912,420        (295,668)       (4,037,310)     5,947,363
    Employee stock purchase
         plan......................     16,019              6,408           95,714           -                 -            102,122
    Stock options issued to
        directors (Note 5).........       -                   -             62,100           -                 -             62,100
    Stock options exercised........     20,430              8,172          109,855           -                 -            118,027
    Unearned stock compensation
        amortization...............       -                   -                -           176,832             -            176,832
    Net loss.......................       -                   -                -               -            (722,739)      (722,739)
BALANCE AT JULY 31, 1994...........  8,456,252         $3,382,501       $7,180,089       $(118,836)      $(4,760,049)    $5,683,705
    Employee stock purchase
       plan........................     10,932              4,373           65,319           -                 -             69,692
    Stock options issued to
      directors (Note 5)...........       -                   -             44,849           -                 -             44,849
    Stock options exercised........    147,000             58,800          640,021                                          698,821
    Stock retired..................    (58,281)           (23,312)        (378,229)          -                 -           (401,541)
    Stock bonus....................     11,628              4,651           59,303           -                 -             63,954
    Stock offering.................  1,402,500            561,000        6,590,573           -                 -          7,151,573
    Unearned stock compensation
      amortization.................       -                   -                -            68,449             -             68,449
Net loss...........................       -                   -                -               -          (4,731,845)    (4,731,845)
BALANCE AT JULY 31, 1995...........  9,970,031         $3,988,013      $14,201,925        $(50,387)      $(9,491,894)    $8,647,657

See notes to consolidated financial statements.

                                               POSSIS MEDICAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation The accompanying consolidated financial statements include the accounts of Possis Medical, Inc. (the Company, formerly Possis Corporation) and its wholly-owned subsidiaries, Possis
     Holdings, Inc., JEI Liquidation, Inc. (Jet Edge) (Note 2) and Possis Medical Europe B.V., after elimination of intercompany accounts and transactions.

     Possis Medical, Inc. is a developer, manufacturer and marketer of medical devices. The Company was incorporated in 1956 and has operated several businesses over the last 39 years. In 1990 the Board of Directors decided to focus on medical products, which led to the sale of the Technical Services Division in 1991 and the Jet Edge industrial waterjet business in 1994. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decline due to a pacemaker lead technology shift. The name of the Company was changed to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary (Possis Medical Europe B.V.) in The Netherlands to support international product distribution.

     Inventories Inventories are stated at the lower of cost (on the first-in, first-out basis) or market.

     Property, Depreciation, and Amortization Property is carried at cost and depreciated using the straight-line method over estimated useful lives of the assets at the following annual rates:

             Building...............................  3-10%
             Machinery and equipment................ 10-25%

     Goodwill Goodwill is being amortized on a straight-line basis over 13 1/2 years, based on the remaining life of patent rights related to the Perma-Flow(R) graft acquired in 1988. Accumulated amortization at July 31, 1995 and 1994 was $501,500 and $429,500, respectively.

     Income Taxes The Company accounts for income taxes under the Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Certain items are accounted for tax purposes in a different period than for financial statement purposes.

     Revenue Recognition Revenue associated with medical products sales is recognized when products are shipped. Heart valve patent revenue and royalty payments related to the pacemaker lead business sale were accrued based on estimated sales of the companies making the royalty payments.

     Earnings (Loss) Per Share The Company's outstanding stock options and stock warrants are not considered in the computation of earnings per share because the impact would be antidilutive because of the net loss. The difference between primary and fully diluted earnings per share was not significant in any period.

     Cash Equivalents The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

     Marketable Securities Effective August 1, 1994 the Company adopted Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All Company securities as of July 31, 1995 are classified as available-for-sale and carried at fair value. There was no material difference between amortized cost and fair value for the marketable securities at adoption or at July 31, 1995.


2.   DISCONTINUED OPERATIONS
     Waterjet Equipment In April 1993, the Company decided to discontinue its waterjet equipment business (Jet Edge). A reserve of $850,000 for the estimated loss on disposal of Jet Edge was established at July 31, 1993. The business was sold on January 28, 1994 to TC/American Monorail, Inc. Under the terms of the sale, the Company received $963,000 for certain inventory and fixed assets. The sale resulted in a book gain of approximately $68,000. The Company retained all liabilities and the right to all proceeds from the collection of the accounts receivable.

     No assets or liabilities of the waterjet equipment business remain as of July 31, 1995. A summary of the assets and liabilities at July 31, 1994 is as follows:


                 Receivables, net...........................  $215,160
                 Accrued liabilities .......................    30,000
                    Net.....................................  $185,160

     Technical Services On September 29, 1991, the Company sold its Technical Services division to Advance Technical Services, Inc. (ATS) which is 51% owned by a former officer of the Company. Under the terms of the sale, the Company received approximately $550,000 in cash and a note of $250,000 for the net assets of the business and realized a gain of $66,517. In addition, the Company will receive a percentage of ATS's annual revenues in excess of a specified amount for a five-year period, up to a maximum of $2,000,000. These amounts are recognized as income when received or when collection is reasonably assured. As part of the sale, the Company also received $200,000 in cash and a note of $500,000 for an agreement not to compete for a five-year period; income from this agreement is recognized ratably over the period of the agreement.

     Notes receivable related to the Technical Services division at July 31, 1995 and 1994 are as follows:


                                                    1995                1994
     9% note receivable, due in 20 quarterly
        installments of principal and interest
        through October 1, 1996................    $62,500           $112,500
     Note receivable, no interest, principal
        due in five equal annual installments
        on October 1, 1992 through
        October 1, 1996........................    200,000            300,000
     Discount on noninterest bearing note
        (amortized over the term of the note)..    (30,429)           (56,511)
                                                   232,071            355,989
     Less current portion......................   (123,918)          (123,918)
                                                  $108,153           $232,071

     Operating Results from Discontinued Operations Operating results of the waterjet equipment business and Technical Services division were as follows for the years ended July 31, 1995, 1994 and 1993:

                                               1995       1994          1993

     Sales  .............................. $     -    $3,400,170     $5,525,106
     Income (loss) from operations........   $87,306    $142,259    $  (221,923)
     Amortization of not-to-compete
        agreement.........................   113,916     113,916        113,916
     Percentage of ATS's revenues.........   219,679     199,206        188,279
      Income before income taxes..........   420,901     455,381         80,272
     Gain or estimated (loss) on disposal,
        including, for Jet Edge, provision
        for estimated losses from
        measurement date to date of
        disposal..........................       -        68,123     (1,411,156)
     Net income (loss)....................  $420,901    $523,504    $(1,330,884)

3.   OTHER CURRENT LIABILITIES AND LONG-TERM DEBT
     Other current liabilities at July 31, 1995 and 1994 are as follows:

                                                      1995         1994
     Animal trial expense.....................      $19,344     $209,818
     Clinical trial expense...................      243,202        4,000
     Legal fees...............................       96,900       42,748
     Other....................................      125,151      154,450
                                                   $484,597     $411,016

     Long-term debt at July 31, 1995 and 1994 is as follows:
                                                            1995         1994
     11% mortgage payable, paid in September 1994......      -         $500,000
     9.75% note payable, paid in April 1995............      -           28,740
     8.25% note payable, principal and
        interest payable monthly, final payment
        due in February 1997, collateralized by
        the Company's equipment........................    80,370       125,996
     9.90% note payable, principal and
        interest payable monthly, final payment
        due in November 1997, collateralized
        by the Company's equipment.....................    60,258          -
     9.75% note payable, principal and
        intesest payable monthly, final payment
        due in November 1998, collateralized
        by the Company's equipment.....................    17,880          -
     10.15% note payable, principal and
        interest payable monthly, final payment
        due in December 1998, collateralized
        by the Company's equipment.....................    17,372          -
                                                          175,880       654,736
        Less current maturities........................   (82,925)     (574,366)
                                                          $92,955      $ 80,370

     Maturities of long-term debt are $82,925 in 1996 and $67,686 in 1997, and $20,756 in 1998, and $4,513 in 1999.


4.   INCOME TAXES
     At July 31, 1995, the Company has net operating loss carryforwards of approximately $8,180,000 for financial reporting purposes; $6,354,000 for federal tax purposes which expire in 2002 through 2010 and $2,713,000 for Minnesota tax purposes which expire in 2002 through 2010.

     In addition, at July 31, 1995 the Company has approximately $1,394,000 in federal tax credits, substantially all of which is a research and development tax credit which expire from 1999 through 2010, and $65,182 AMT which does not expire.

     Deferred tax assets and liabilities as of July 31 are described in the table below. The Company has not recorded any net deferred tax assets due to the uncertainty of realizing such assets:


                                                      1995               1994
     Current assets (liabilities):
     Allowance for doubtful accounts.......         $10,000           $48,000
     Inventory.............................         294,000           340,000
     Accrued vacation......................          45,000            50,000
     Heart valve patent payments...........            -             (750,000)
     Other  ...............................          31,000            48,000
                                                    380,000          (264,000)
     Less valuation allowance..............        (380,000)             -
     Net...................................     $      -            $(264,000)


     Long-term assets:
     Net operating losses..................      $2,912,000        $1,680,000
     Amortization of patents...............         122,000           117,000
     Depreciation..........................           4,000            (4,000)
                                                  3,038,000         1,793,000
     Less valuation allowance..............      (3,038,000)       (1,529,000)
     Net    ...............................     $      -           $  264,000

     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, as follows:

                                             1995          1994          1993
     Tax benefit on loss from
        continuing operations computed at
        statutory rate of 34%............$(1,751,934)  $(423,640)     $(61,465)
     Increases in tax due to nonrecognizable
            benefits of net operating loss
            carryforwards................  1,751,934     423,640        61,465
     Total income tax expense -
        continuing operations............$      -      $    -         $   -


5.   COMMON STOCK
     Stock Options Certain officers, directors, key employees, and certain other individuals may purchase common stock of the Company under stock option plans.

     In 1992, the Company established the 1992 Stock Compensation Plan (the 1992
     Plan), which replaced the 1983 and 1985 plans. Although the 1983 and 1985 plans remain in effect for options outstanding, no new options may be granted under these plans.

     The 1992 Plan authorizes awards of the following types of equity-based compensation: Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Annual Grants of Stock Options to Directors, Stock Options to Directors in Lieu of Compensation for Services rendered as Directors, and Other Stock-Based Awards valued in whole or in part by reference to stock of the Company. No Incentive Stock Options may be granted on or after August 1, 2002, nor shall such options remain valid beyond ten years following the date of grant.

     The total number of shares of stock reserved and available for distribution under the 1992 Plan originally was 600,000 shares, a maximum of 350,000 of which may be issued as Incentive Stock Options. The total number of shares reserved and available for distribution under the plan shall be increased annually on January 2 by 1% of the number of shares of the Company's common stock outstanding at July 31 of each prior fiscal year. At July 31, 1995, there were 788,194 shares reserved and 447,791 shares available for granting under the 1992 Plan.

     In 1983, the Company established an Incentive Stock Option Plan. A maximum of 545,000 shares were authorized under the plan at an option price of at least 100% of the fair market value at date of grant. The options become exercisable at date of grant, except for those options granted after March 17, 1985, which vest ratably over a three or four-year period. All options expire ten years from date of grant.

     In 1985, the Company established a Nonqualified Stock Option Plan under which a maximum of 200,000 shares were authorized to be granted at a price of at least 100% of the fair market value at date of grant. The options vest ratably over a three or four year period and expire not more than ten years from date of grant.

     In 1991, the Company granted 12,750 noncompensatory options to Z.C. Possis, former Chief Executive Officer of the Company. These options are fully vested and expire not more than ten years from date of grant. At July 31, 1995, none of these options had been exercised.

     In fiscal 1995, 1994 and 1993, the Company granted 11,574, 16,560 and 5,219 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options were granted under the 1992 Plan.

     A summary of changes in outstanding options for each of the three years ended July 31, 1995 follows:
                                               1995         1994         1993
     Shares under option at
        beginning of year.................   870,478      751,835      610,909
     Options granted - 1992 plan..........    33,374      163,560      149,219
     Options exercised....................  (147,000)     (23,417)      (5,793)
     Options canceled.....................   (38,750)     (21,500)      (2,500)
        Shares under option at end of year   718,102      870,478      751,835
     Shares exercisable at end of year....   490,341      546,603      470,710
     Exercise price of options granted.... $3.875-7.75  $3.75-7.50  $5.125-10.25
     Exercise price of options exercised.. $2.625-11.38 $2.75-8.625 $2.75-4.87
     Market price of options exercised.... $6.25-13.625 $5.71-10.25 $7.00-10.00
     Aggregate market value of options
        exercised......................... $1,180,469   $ 153,587   $ 48,022

     In 1993, the Company granted 37,000 shares of restricted stock to employees under the terms of the 1992 Plan, which vest 7,400 shares each on December 2, 1993 and June 3, 1994 through 1997. Approximately $128,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, with the exception of those shares that vested December 2, 1993, unvested shares are forfeited. Unearned compensation of $342,250 was recorded at the date of grant and will be recognized over the vesting period. In addition, the Company issued 5,717 shares of deferred stock under the 1992 Plan which were fully vested at July 31, 1993. In fiscal 1995, 1994 and 1993, total compensation expense of $68,449, $176,832 and $138,459, respectively, was recognized on these shares.

     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase an aggregate of 26,400 shares of the Company's common stock at $8.52 a share were outstanding at July 31, 1995. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for a specified period.

     Warrants to purchase 100,000 shares of common stock issued in conjunction with the Company's mortgage and note payable (Note 3) were exercised by the lender on September 24, 1992. Proceeds received totaled approximately $343,000.

     On September 15, 1994, warrants to purchase 120,000 shares of common stock at $6.90 per share were issued to John G. Kinnard & Company in conjunction with the Company's September 1994 public offering. As of July 31, 1995, all warrants were outstanding.

     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 10,932 shares in 1995, 16,019 shares in 1994 and 14,996 shares in 1993 under this plan.


6.   RELATED-PARTY TRANSACTIONS
     The Company and St. Jude Medical, Inc. (St. Jude),an unrelated corporation, entered into an agreement under which the Company transferred to St. Jude its entire right, title, and interest in the patents relating to a prosthetic heart valve developed by Z. C. Possis, former Chief Executive Officer of the Company, on his own time and without consideration. Under the terms of the agreement, St. Jude remitted royalty payments to the Company through March 14, 1995 equal to 2% of St. Jude's total net sales of heart valves in excess of $4,052,000 per year. The Company paid 25% of such payments to a group of individuals including a shareholder of the Company, three relatives of Z. C. Possis, and four unrelated persons and 11.25% (7.5% through February 1992) to Z. C. Possis or his estate.


7.  401 K PLAN
     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed one year of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 1995, 1994, and 1993 were $77,907, $98,417 and $109,934, respectively.


8.  LEASE COMMITMENTS
     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in 1996. Rental payments under the lease are guaranteed by a letter of credit in the amount of $68,000 at July 31, 1995, which requires a compensating balance of $68,000. Rental expense charged against earnings was $378,000 in fiscal 1995, $340,000 in fiscal 1994, and $325,000 in fiscal 1993. The future minimum annual rentals on this noncancelable operating lease at July 31, 1995 are $409,000 and $35,000 in fiscal 1996 and 1997, respectively, including estimated additional operating costs.


9.  RESEARCH AND DEVELOPMENT
     The Company has had agreements for joint funding of certain research and development costs related to the Company's products and projects. In connection therewith, the Company recorded medical products revenue of approximately $576,000 and $181,000 in fiscal 1994 and fiscal 1993, respectively, in exchange for the rights to the use of certain technology and products.


10.  SALES TO MAJOR CUSTOMERS
     The Company's continuing operations are in one segment, the design and production of cardiovascular-related devices for use in health care. In 1995, sales to two customers amounted to 62% and 15% of medical products revenues. In 1994, sales to two customers amounted to 70% and 14% and in 1993, sales to one customer amounted to 83% of medical product revenues.


11. SALE OF PACEMAKER LEAD BUSINESS
     On March 18, 1994, the Company sold the assets of the pacemaker leads product line to Innovex, Inc. The Company received $1,100,000 in cash in exchange for $451,786 in inventories and fixed assets, recording a gain of $647,816. In addition, the Company received a 75% royalty on gross sales of pacemaker leads and related services. The pacemaker lead business was a product line and component of the medical products segment. Since other components of this segment (research and development activities and initial production of new products) are continuing, the sale of the pacemaker lead business has not been reported as a discontinued operation.


12. SALE OF REAL ESTATE
     In March 1994, the Company closed on the sale of its land, buildings and leasehold improvements associated with the Jet Edge business to TC/American Monorail, Inc. The property sold for $1,200,000 and the Company recorded a gain on the sale of $957,573. All Company operations are now conducted at the leased facility in Plymouth, Minnesota.


13.  PRODUCT SUPPLY AND DISTRIBUTION AGREEMENT
     On December 30, 1994, the Company executed a Supply and Distribution Agreement with Bard Vascular Systems Division, C.R. Bard, Inc. ("Bard"). The Agreement grants to Bard exclusive worldwide sales and marketing rights to the Possis Perma-Seal Dialysis Access graft for an initial 10-year term, renewable for the life of applicable patents. Through July 31, 1995, the Company has received $750,000 under this agreement and may receive up to an additional $2,000,000 upon achievement of additional milestones.


14.  SUBSEQUENT EVENTS
     The Company filed a registration statement with the Securities Exchange Commission on August 22, 1995 for the offering of 1,910,000 shares of its Common Stock, of which 1,750,000 shares are being sold by the Company. The net proceeds will be used to fund clinical trials, to increase manufacturing capacity, to expand marketing and sales activities, to develop new products and for working capital and general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

During fiscal 1994 and 1995, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant:

     Name                    Age Position
     Robert G. Dutcher       50  Chief Executive Officer, President and Director
     Russel E. Carlson       49  Vice President, Finance
                                   and Chief Financial Officer
     William J. Drasler      46  Vice President, Research and Development
     Robert J. Scott         50  Vice President, Manufacturing Operations
     James D. Gustafson      39  Vice President, Quality Assurance and
                                   Regulatory/Clinical Affairs
     Joseph J. Afryl Jr      47  Vice President, Sales and Marketing
     Irving R. Colacci       42  Vice President, Legal Affairs &
                                   Human Resources,General Counsel and Secretary
     Donald C. Wegmiller     56  Chairman of the Board
     Joe A. Walters          75  Director
     Dean Belbas             63  Director
     Seymour J. Mansfield    50  Director
     Demetre M. Nicoloff, MD 62  Director
     Ann M. Possis           35  Director

Robert G. Dutcher served as Executive Vice President of the Company from June 1992 until October 1993 and has served as President, Chief Executive Officer and a director of the Company since October 1993 and as President and Chief Operating Officer of Possis Holdings, Inc. (a subsidiary formerly known as Possis Medical, Inc.) since 1987. Prior to joining the Company, Mr. Dutcher had served in several positions (most recently as Director of Research and Development) at Medtronic, Inc. since 1972. Mr. Dutcher received a master's degree in biomedical engineering from the University of Minnesota.

Russel E. Carlson joined the Company in September 1991 and has served as Vice President and Chief Financial Officer of the Company since June 1992. Prior to joining the Company, Mr. Carlson had been Chief Financial Officer of SpectraScience, Inc. (formerly GV Medical, Inc.), a Minneapolis, Minnesota medical device company, since September 1989 and had served in several financial management positions with The Pillsbury Company, a food manufacturer and processor, since 1972.

William J. Drasler has served as Vice President of the Company since December 1993 and as Vice President of Research and Development and Director of New Product Development of Possis Holdings, Inc. since 1986. Prior to joining the Company, Dr. Drasler had served as an engineering and program manager at SciMed Life Systems, Inc. since 1983. Dr. Drasler received a Ph.D. in biomedical engineering and a M.S. in chemical engineering from the University of Minnesota.

Robert J. Scott has served as Vice President of the Company since December 1993 and as Vice President of Manufacturing Operations of Possis Holdings, Inc. since 1988 and was Director of Manufacturing Operations for Possis Holdings, Inc. from 1984 through 1988. Prior to joining the Company, Mr. Scott had served as a consultant to various medical and nonmedical manufacturing companies and as Manufacturing Manager for Aequitron Medical, Inc. and Resistance Technology Incorporated and in various positions for Daig Corporation and Medtronic, Inc.

James D. Gustafson has served as a Vice President of the Company since January 1, 1994 and has been Director of Quality Assurance and Regulatory/Clinical Affairs for Possis Holdings, Inc. since June 1993. Prior to joining the Company, Mr. Gustafson had served as a Manager of Clinical and Regulatory Affairs and of Clinical Programs at St. Jude Medical, Inc., a medical device manufacturer, since June 1989, and as a Senior Clinical Scientist at Shiley, Inc., Irvine, California, since March 1985. Mr. Gustafson received a master's degree in management from University of Redlands and a master's degree in biology from the University of California at Irvine.

Joseph J. Afryl, Jr. has served as Vice President of the Company since April 1994. Prior to joining the Company, Mr. Afryl served as Vice President of Sales and Marketing for Bio-Vascular, Inc. from July 1992 to March 1994, as Director of Sales for Angeion Corporation from September 1991 through July 1992, and as Director of Marketing at St. Jude Medical, Inc. from May 1987 to September 1991. Each of these companies is a manufacturer of medical devices.

Irving R. Colacci has served as Secretary and Corporate Counsel of the Company since July 1988 and as Vice President and General Counsel since December 1993. Prior to joining the Company, Mr. Colacci had been an attorney at Dorsey & Whitney P.L.L.P.

Donald C. Wegmiller has served as a director since 1987 and became Chairman in October 1993. Since April 1993, Mr. Wegmiller has served as President and Chief Executive Officer of Management Compensation Group/Health Care, a consulting firm specializing in compensation and benefits for health care executives and physicians. From May 1987 until April 1993, Mr. Wegmiller was President and CEO of Health One Corporation, Minneapolis, Minnesota. He currently serves as a director of Minnesota Power & Light Company, HBO & Co., Medical Graphics Corporation, LifeRate Systems Inc. and InPhyNet Medical Management Co. From 1986 to 1988, Mr. Wegmiller served as Chairman of the Board of the American Hospital Association. From 1972 to 1976, Mr. Wegmiller served as a White House staff assistant to Presidents Nixon and Ford.

Joe A. Walters has served as a director  since 1960. Mr. Walters is a partner in
the  law  firm  of  O'Connor  &  Hannan,   Minneapolis,   Minnesota,  which  has
periodically performed legal services for the Company.

Dean Belbas has served as a director since 1985. Mr. Belbas currently serves as Senior Vice President, Investor Relations of General Mills, Inc., a Minneapolis, Minnesota, food manufacturer and processor. For more than five years prior to his appointment to such position in January 1993, Mr. Belbas had served as Vice President and Director of Corporate Communications for General Mills, Inc.

Seymour J. Mansfield has served as a director since 1987. Mr. Mansfield is currently a shareholder in the law firm of Mansfield & Tanick, P.A., Minneapolis, Minnesota, and performs legal services for the Company from time to time. From 1982 until the formation of Mansfield & Tanick, P.A., he was an attorney with the law firm of S.J.
Mansfield & Associates, Minneapolis, Minnesota.

Demetre M. Nicoloff, M.D. has served as a director since 1991. Dr. Nicoloff has been a cardiac surgeon with and Vice President of Cardiac Surgical Associates P.A. in Minneapolis, Minnesota, since 1982 and serves as a director of Micromedics, Inc. and Optical Sensors for Medicine.

Ann M. Possis was appointed as a director in December 1993. Ms. Possis is currently the Director of Development for the Voyageur Outward Bound School, a position she has held since April 1995. From 1992 to April 1995, she was a Development Associate for Planned Parenthood of Minnesota. From April 1983 through October 1991, Ms. Possis held a variety of sales and marketing positions with West Publishing Company. Ms. Possis is the daughter of Z.C. Possis, the Company's former Chairman and Chief Executive Officer.

With the exception of the Chairman of the Board, each outside Director receives $2,000 as an annual retainer. Mr. Wegmiller receives an $8,000 annual retainer as Chairman. Each outside Director also receives $500 for each Board meeting attended and $200 for each teleconference Board meeting attended. Outside Directors sitting on the Executive Committee receive a $4,000 annual retainer. All committee Chairmen receive a $3,000 annual retainer. The Chairmen of the Compensation and Audit Committees each receive $500 per meeting and the members receive $250 per meeting. Total fees of $55,750 were earned by outside Directors during fiscal 1995.

Pursuant to the Company's 1992 Stock Compensation Plan, each outside Director is permitted to elect to receive Director fees in the form of discounted stock options. Each Director must make an election on or before June 1 of each year with regard to fees that would otherwise by payable for that calendar year. The exercise price of the options is 50% of the fair market value on the date of grant, which is January 2 of the year following the year for which the fees are earned. Each option becomes exercisable in full six months following the date of grant, is exercisable for 10 years following the date of grant, and is subject to the general restrictions on exercise and transferability applicable to stock options issued to employees. The number of shares subject to each option is calculated by dividing the fees owed to the particular Director by the dollar amount of the discount from fair market value in the exercise price. All outside Directors, with the exception of Dean Belbas and Ann M. Possis, elected to receive discounted stock options in lieu of cash payment of Director fees for calendar year 1995.

On January 2, 1995, all outside Directors, with the exception of Ms. Possis and Mr. Belbas, received discounted stock options in lieu of cash payments of fees for calendar year 1994. These options were granted pursuant to elections made in May 1994. A total of 11,574 options at an exercise price of $3.875 were granted. Ms. Possis and Mr. Belbas elected to receive cash payment of fees for calendar year 1994.

The Company's 1992 Stock Compensation Plan provides for the annual grant of options to purchase 3,000 Common Shares to outside Directors. The exercise price of these options must be at least 100% of the fair market value at date of grant. The date of grant is the first business day of each calendar year. The options vest ratably over a four-year period and expire ten years after the date of grant. During fiscal 1995, 18,000 options were granted to outside Directors under this Plan at an exercise price of $7.75.

SECTION 16 REQUIREMENT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Officers and Directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it with respect to fiscal 1995 and written representations from certain reporting persons, the Company believes that all filing requirements applicable to its Officers and Directors have been complied with. The Company is not aware of any person who owns more than 10% of the Company's Common Shares.

Item 11.  Executive Compensation:

Summary of Compensation Table

The following table sets forth compensation paid for services rendered to the Corporation and its subsidiaries during each of the three fiscal years ended July 31, 1995, to each executive officer who received salary and bonus in excess of $100,000 during fiscal year 1995 ("Named Executive Officer"):

         Name and               Annual                           Long-Term
     Principal Position   Year  Compensation                   Compensation
                                                                  Awards
                                 Salary      Bonus     Restricted      Securities     All Other
                                   ($)        ($)     Stock Award      Underlying   Compensation(1)
                                                                       Options/SARs      ($)
                                                                           (#)
    Robert G. Dutcher     1995   124,154    36,000(2)       --              --         3,725
    CEO and President     1994   112,923    23,000          --            20,000       4,087
                          1993   102,308    36,000(3)   138,750(4)        22,000       3,519

    Irving R. Colacci     1995    83,258    18,000(5)       --              --         2,498
    VP, Legal Affairs &   1994    80,663    13,000          --            10,000       2,765
    Human  Resources,     1993    75,651     5,000          --            12,000       1,975
    General Counsel and
    Secretary

    William J. Drasler    1995   89,460    14,000(6)        --              --         2,684
    VP, Research and      1994   85,520    15,000           --            15,000       3,018
    Development           1993   83,723    23,700(7)    111,000(8)        18,000       2,725

(1)  Includes only Company matching contributions to its 401(k) Plan.
(2)  Includes $21,959 in cash and $14,041 in Common Shares of the Corporation.
(3)  Includes $15,000 in cash and $21,000 in Common Shares of the Corporation.
(4)  Mr.  Dutcher was granted 15,000 shares of restricted  stock,  of which 3,000 shares  vested or will vest on each of December 1, 1993 and June 3, 1994 through
     1997. As of July 31, 1995,  6,000 shares with an aggregate  market value on that date of $84,000 remained  restricted.  Any dividends paid to common shareholders will be paid on these shares.  (5) Includes $10,982 in cash and $7,018 in Common
     Shares of the  Corporation.  (6)  Includes  $8,539 in cash and  $5,461 in Common
     Shares of the  Corporation.  (7)  Includes  $9,000 in cash and $14,700 in Common
     Shares  of the  Corporation.  (8) Mr.  Drasler  was  granted  12,000  shares  of restricted  stock, of which 2,400 shares vested or will vest on each of December
     2, 1993 and June 3, 1994 through 1997. As of July 31, 1995, 4,800 shares with an aggregate  market  value  on  that  date of  $67,200  remained  restricted.  Any dividends paid to common shareholders will be paid on these shares.

Option Grants in Last Fiscal Year

No options or SARs were granted to named executive officers during fiscal year 1995.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table provides information concerning stock option exercises and the value of unexercised options at July 31, 1995, for the Named Executive Officers.

            Name           Shares Acquired   Value Realized        Number of        Value of Unexercised
                          Upon Exercise (#)                       Unexercised      In-The-Money Options at
                                                   ($)              Options          Fiscal Year-End (1)
                                                              at Fiscal Year-End             ($)
                                                                      (#)               Exercisable/
                                                                 Exercisable/           Unexercisable
                                                                 Unexercisable

    Robert G. Dutcher            --                --           105,250/30,750         792,196/201,531
    Irving R. Colacci            --                --            30,126/14,500         251,330/95,750
    William J. Drasler           --                --            61,750/23,250         450,031/151,688

(1) The dollar values shown are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at fiscal year-end.

Performance Data

Set forth below is data showing the five-year cumulative return through July 31, 1995 of Possis Medical, Inc. Common Stock as compared with Standard and Poor's Medical Products and Supplies index and Standard and Poor's 500 Stock Index. This information assumes a base point at July 31, 1990 of $100.00 and the reinvestment of all dividends.

                                                            Base
                                                          Period Return  Return  Return  Return  Return
                      Company/Index Name                   1990   1991    1992    1993    1994    1995


       POSSIS MEDICAL INC                                    100   206.25  218.75  262.5   162.5  346.88
       S&P 500 INDEX                                         100   112.76  127.18  138.29  145.42 183.39
       S&P MEDICAL PRODUCTS & SUPPLIES INDEX                 100   140.64  152.21  111.93  121.06 191.71


                      REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors (the "Committee") consists of three independent outside directors. The Committee is responsible for setting salaries for officers and for granting incentive awards and stock-based compensation to officers and other key employees.


Compensation Philosophy

Compensation decisions for fiscal 1995 continue to be guided by the general compensation philosophy adopted by the Committee in 1993, as supplemented by an Incentive Compensation Plan adopted in concept by the Committee in October 1994. The Company's compensation program is intended to attract and retain the highest quality personnel possible consistent with the Company's resources.

Compensation of management personnel continues to be based on four types of compensation: a) base salaries; b) cash and/or stock bonuses; c) stock options; and d) restricted stock.

(a) Base Salaries

Base salaries continue to be determined and adjusted consistent with policies and procedures applied in past years. Base salaries for officers are intended to be competitive with salaries offered by other emerging medical device companies. Emerging companies continue to be used for comparison purposes because during 1995 the Company's products remained in clinical testing in the United States and achieved only limited initial sales outside of the United States. In the absence of meaningful revenues and profitable operations, the Company does not have the financial resources to match salaries offered by larger and profitable medical companies. The Company, however, seeks whenever possible to offer salaries at the time of hire competitive with salaries offered by companies with which it competes for the services of key personnel. By augmenting base salary with equity-based compensation, the Company seeks to continue to attract and retain quality management personnel despite limited financial resources. Annual increases in base salaries for existing officers are generally limited to cost-of-living adjustments. Larger increases are given, as appropriate, to reflect changes in job responsibility, authority, or to internally balance the salary structure among the executive officer group. Because no officer-level personnel were hired during fiscal year 1995, all base salary compensation levels were restricted to internal balancing adjustments and a cost-of-living increase implemented on January 1, 1995.

Because no officer-level personnel were hired in 1995, the Company did not engage in a detailed comparison of competitive salary levels for new officers. This information is, however, tracked on a continuous basis and is used in compensation decisions as the need arises.

(b) Bonuses

Cash and/or stock bonuses are awarded annually and are used to reward officers and other key employees for achievement of corporate financial and technical milestones, as well as individual performance. Bonuses awarded during fiscal year 1995 to reward fiscal year 1994 performance consisted of cash and stock awards to a total of twenty-seven employees. The awards were based on a Committee-approved total pool available for awards. The size of the pool was determined by corporate performance and was apportioned based on management's evaluation of performance by individual key employees. The awards granted consisted of 61% cash and 39% Possis Common Stock. The value of the total award per person ranged from 5% to 30% of base salary.

An Incentive Compensation Plan that provides objective guidelines for determining total and individual awards was approved in concept by the Committee in October 1994 to guide incentive awards for performance during fiscal year 1995. The Committee substantially approved the specifics of the Plan in August 1995 and, on September 13, 1995, approved cash bonuses for thirty-six employees. These cash bonuses ranged in value from 3% to 40% of base salary.

(c) Stock Option

Stock options under the 1992 Stock Compensation Plan are intended as incentive compensation and have historically been granted annually to officers and other key employees based on the Company's financial performance and achievement of technical and regulatory milestones. Stock options were granted in June 1994 to reflect fiscal 1994 performance. No awards were granted during fiscal year 1995. Stock option awards consistent with the intent of the Incentive Compensation Plan were approved on September 13, 1995, to reward performance during fiscal year 1995. A total of 183,400 stock options were approved and shall be granted effective on a date to be determined, at a price equal to 100% of the fair market value on the date of grant and subject to a four year vesting period.

(d) Restricted Stock

The fourth component of the Company's compensation system is a restricted stock program instituted in June 1993 primarily as a vehicle to retain key officers. No restricted stock has been granted since the initial grant in June 1993 to the CEO and two vice presidents. No additional grants are contemplated at this time. Future grants will be made at the discretion of the Committee based on an ongoing assessment of the need to utilize this form of equity compensation to retain key officers in light of the Company's financial resources and ability to compete with compensation packages offered by other medical companies.


CEO Compensation

Robert G. Dutcher, as CEO of the Company, participates in the general compensation program of the Company, as described above, along with all other key employees. At the time of his assumption of responsibilities as CEO in 1993, Mr. Dutcher's base salary was set at a level determined by the Committee to be appropriate for his level of experience and performance as an officer of the Company. During 1995 his base salary was increased 6% to reflect a cost-of living increase and to recognize favorable corporate and individual performance. Mr. Dutcher also received a cash and stock bonus in October 1994 equal to approximately 30% of base salary. This bonus award reflected the Committee's judgment as to Mr. Dutcher's individual performance and the overall performance of the Company in completing a significant public stock offering, achieving regulatory and technical milestones, and making significant progress toward a major strategic marketing alliance during fiscal year 1994.

At this time the Committee has no formal, written plan for CEO compensation separate and apart from the Company's general compensation philosophy and the Incentive Compensation Plan. Until a plan specific to the CEO is developed, CEO compensation will be based on corporate and individual performance measured against established guidelines and objectives, consistent with guidelines applicable to all key employees. Current guidelines and objectives are contained in the Company's 1996-1999 Strategic Plan, as approved by the Board of Directors in July 1995.



                                       Compensation Committee
                                       of the Board of Directors

                                       Seymour J. Mansfield, Chairman
                                       Donald C. Wegmiller
                                       Dean Belbas

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

COMMON STOCK OWNERSHIP

The following table sets forth the beneficial holdings as of September 18, 1995 of each Director and Named Executive Officer and all Directors and Executive Officers as a group. The Corporation is aware of no person who beneficially owns more than five percent of the Corporation's Common shares.


   Name of Beneficial                     Sole        Shared Voting     Total
   Owner or Identity                   Voting and          and       % of Class
       of Groups                    Investment Power    Investment
                                                          Power
   Joe A. Walters, Director               55,283 (1)        --            *
   Dean Belbas, Director                  48,753 (2)        --            *
   Donald C. Wegmiller, Director          39,927 (3)        --            *
   Seymour J. Mansfield, Director        154,212 (4)       11,000        1.7
   Demetre M. Nicoloff, M.D., Director   327,610 (5)      143,000        4.7
   Ann M. Possis, Director                92,750            4,500 (6)     *
   Robert G Dutcher, Director,           131,746 (7)        --           1.3
     President & Chief Executive Officer
   Irving R. Colacci,                     31,940 (8)        --            *
     Vice President, Legal Affairs &
     Human Resources, General Counsel
     and Secretary
   William J. Drasler,                    86,153 (9)        --            *
     Vice President of Research
     and Development
   Directors and Executive Officers
     as a Group (13 persons)           1,077,279 (10)    158,500         11.8


(1) Includes 27,306 shares issuable upon exercise of currently exercisable options.
(2) Includes 39,353 shares issuable upon exercise of currently exercisable options.
(3) Includes 39,927 shares issuable upon exercise of currently exercisable options.
(4) Includes 35,260 shares issuable upon exercise of currently exercisable options. (5) Includes 9,075 shares issuable upon exercise of currently exercisable options.
(6) Ms. Possis serves as the co-trustee of the Possis Marital Trust and,as such, has voting power over the additional 364,003 shares of the Corporation's Common Shares owned by the Trust and not reflected in the above table. In addition, the Trust holds 20,250 shares issuable upon exercise of currently exercisable options.
(7) Includes 105,250 shares issuable upon exercise of currently exercisable options.
(8) Includes 30,126 shares issuable upon exercise of currently exercisable options.
(9) Includes 61,750 shares issuable upon exercise of currently exercisable options.
(10)Includes 459,797 shares issuable upon exercise of currently exercisable options.

*   Denotes ownership of less than 1% of shares outstanding.

Item 13.  Certain Relationships and Related Transactions:

ROYALTY PAYMENTS

Through fiscal year 1995, Z.C. Possis and the Z.C. Possis Estate (the "Estate") were paid 11.25% of all payments received by the Company from St. Jude Medical, Inc. ("St. Jude") pursuant to the terms of an assignment agreement between the Company and St. Jude relating to certain heart valve patent rights. Payments to Mr. Possis of 7.5% of all payments received by the Company from St. Jude were authorized by the Board in 1979 to recognize that Mr. Possis was the sole inventor of the devices subject to the patents and that Mr. Possis had worked on development of the devices on his own personal time over a period of approximately four years. An additional 3.75% of all payments received by the Company from St. Jude was authorized by the Board in 1992 to be paid to Mr. Possis in recognition of the contributions of Mr. Possis to the Company, the absence of a pension program for Mr. Possis following retirement, and the fact that at the time that Mr. Possis assigned his rights to the Company he received no consideration individually.

For the fiscal year ended July 31, 1995, the Company paid a total of $366,790 for the benefit of Mr. Possis and the Estate. The Company additionally paid $76,618 for the benefit of Mr. Possis' daughter, who is a Director of the Company, $69,283 each for the benefit of two of his sisters-in-law, and $128,785 for the benefit of a trust for the children of Demetre Nicoloff, M.D., a consultant in the development of the devices subject to the patents and currently a Director of the Company. Such additional payments for the fiscal year ended July 31, 1995, arise out of the transfer by the foregoing persons of their rights in the heart valve patents.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

         The following financial statements of the Company, accompanied by an independent auditors' report, are contained in Part II, Item 8:

         Consolidated Statements of Income (Loss) for each of the three years in the period ended July 31, 1995
         Consolidated Balance Sheets, July 31, 1995 and 1994
         Consolidated  Statements  of Cash Flows for each of the three  years in the period ended July 31, 1995.
         Consolidated  Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 1995.
         Notes to Consolidated Financial Statements

      2. Schedules
                                                                      Page
         The following financial statement schedules are submitted    Number
            herewith:
         Consent of independent certified public accountants            53

         SCHEDULE VIII - Valuation Accounts                             49

         Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

      3. Exhibits

         Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following two pages.

 Exhibit     Form   Date Filed        Description

  3.1        10-K   Fiscal year ended Articles of Incorporation as amended
                    July 31, 1994     and restated to date

  3.2        S-2    Amendment No.1    Bylaws as amended and restated
                    August 9, 1994    to date

  4.1        10-K   Fiscal year ended Norwest Equipment Finance, Inc.
                    July 31, 1994     loan agreement, dated January 12, 1994

  10.1       S-1    June 30, 1988     Agreement with St. Jude Medical,
                                      Inc., dated August 2, 1983

  10.2       8-K    February 14, 1994 Asset purchase agreement with
                                      TC/American Monorail, Inc.,
                                      dated January 28, 1994

  10.3       S-2    July 1, 1994      Real estate purchase agreement
                                      with TC/American Monorail, Inc.,
                                      dated January 28, 1994

  10.4       10-Q   Quarter ended     Asset purchase agreement with
                    January 31, 1994  Innovex, Inc., dated March 11, 1994

  10.5       S-2    July 1, 1994      Lease agreement for corporate head-
                                      quarters and manufacturing facility,
                                      dated January 4, 1991

  10.6       S-2    Amendment No.1    License agreement with Imperial
                    August 9, 1994    Chemical Industries Plc., dated
                                      April 15, 1991

  10.7       S-2    Amendment No.1    License agreement with the
                    August 9, 1994    University of Liverpool, dated
                                      May 10, 1990

  10.8       S-1    June 30, 1988     Form of Indemnification Agreement
                                      with officers and directors of
                                      Registrant

 *10.9       S-8    February 7, 1990  1983 Incentive Stock Option Plan as
                                      amended to date

 Exhibit     Form   Date Filed        Description

 *10.10      S-1    June 30, 1988     1985 Nonqualified Stock Option
                                      Plan as amended to date

 *10.11      10-K   Fiscal year ended Form of incentive stock option
                    July 31, 1989     agreement for officers

 *10.12      10-K   Fiscal year ended Form of stock option agreement for
                    July 31, 1989     directors

 *10.13      S-8    December 30, 1992 1992 Stock Compensation Plan

 *10.14      10-K   Fiscal year ended Form of restricted stock agreement
                    July 31, 1993     for officers (1992 Plan)

 *10.15      10-K   Fiscal year ended Form of nonqualified stock option
                    July 31, 1993     agreement for officers (1992 Plan)

 *10.16      10-K   Fiscal year ended Form of incentive stock option
                    July 31, 1993     agreement for officers (1992 Plan)

 *10.17      10-K   Fiscal year ended Form of nonqualified stock option
                    July 31, 1993     agreement for 1992 directors' fees
                                      (1992 Plan)

 *10.18      10-K   Fiscal year ended Form of nonqualified stock option
                    July 31, 1993     agreement for 1990 directors' fees

 *10.19      10-K   Fiscal year ended Form of nonqualified stock option
                    July 31, 1993     agreement for 1989 directors' fees

 *10.20      10-Q   Quarter ended     Supply & Distribution Agreement
                    January 31, 1995  with Bard Vascular Systems Division,
                                      C.R.Bard, Inc.

  21                                  Subsidiaries of registrant

  23                                  Consent of independent certified
                                      public accountants

*    Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended July 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.


by: /s/ Russel E. Carlson
        Russel E. Carlson
        Vice President of Finance
        Chief Financial and Accounting Officer

Dated:  September 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                 Title                         Date

/s/ Donald C. Wegmiller         Chairman of the Board        September 22, 1995
    Donald C. Wegmiller

/s/ Robert G. Dutcher           Director, President and      September 22, 1995
    Robert G. Dutcher            Chief Executive Officer

/s/ Dean Belbas                 Director                     September 22, 1995
    Dean Belbas

/s/ Seymour J. Mansfield        Director                     September 22, 1995
    Seymour J. Mansfield

/s/ Demetre Nicoloff, MD        Director                     September 22, 1995
    Demetre Nicoloff, MD

/s/ Ann M. Possis               Director                     September 22, 1995
    Ann M. Possis

/s/ Joe A. Walters              Director                     September 22, 1995
    Joe A. Walters

                                                                SCHEDULE VIII

                              POSSIS MEDICAL, INC.


VALUATION ACCOUNTS
YEARS ENDED JULY 31, 1995, 1994, AND 1993
- ------------------------------------------------------------------------------

         Column A             Column B   Column C    Column D     Column E
                                         Additions
                              Balance at Charged to
                              Beginning  Costs and  Deductions   Balance at
       Description             of Year   Expenses   Write-offs     End of
                                                                    Year

Allowance for doubtful
accounts - deducted from
trade receivables in the
balance sheet:

Year ended July 31, 1995   $  120,000 $  (76,375)   $  16,606     $  27,019

Year ended July 31, 1994   $  309,000 $  (93,220)   $  95,780     $ 120,000

Year ended July 31, 1993   $  340,000 $  238,665    $ 269,665     $ 309,000

Reserve for loss on disposal
of discontinued waterjet
equipment segment:

Year ended July 31, 1995   $     -    $     -       $    -        $    -

Year ended July 31, 1994   $  850,000 $  (68,123)   $ 781,877     $    -

Year ended July 31, 1993   $     -    $  850,000    $    -        $ 850,000

Valuation allowance on
deferred tax asset:

Year ended July 31, 1995   $1,529,000 $1,889,000    $    -        $3,418,000

Year ended July 31, 1994   $1,786,000 $     -       $ 257,000     $1,529,000

Year ended July 31, 1993   $1,228,000 $  558,000    $    -        $1,786,000

                              POSSIS MEDICAL, INC.
                            FORM 10-K - ITEM 14(a)3

                                 EXHIBIT INDEX
Exhibit                                                                   Page
Number   Description                                                     Number


++3.1    Articles of Incorporation as amended and restated to date

++3.2    Bylaws as amended and restated to date

++ 4.1 Loan agreement with Norwest Equipment Finance, Inc., dated January 12, 1994

++10.1   Agreement with St. Jude Medical, Inc., dated August 2, 1983

++10.2 Asset purchase agreement with TC/American Monorail, Inc., dated January 28, 1994

++10.3 Real estate purchase agreement with TC/American Monorail, Inc., dated January 28, 1994

++10.4   Asset purchase agreement with Innovex, Inc., dated
         March 11, 1994

++10.5 Lease agreement for corporate headquarters and manufacturing facility, dated January 4, 1991

++10.6 License agreement with Imperial Chemical Industries Plc., dated April 15, 1991

++10.7 License agreement with the University of Liverpool, dated May 10, 1990

++10.8 Form of Indemnification Agreement with officers and directors of Registrant

++10.9   1983 Incentive Stock Option Plan as amended to date

++10.10  1985 Nonqualified Stock Option Plan as amended to date

++10.11  Form of incentive stock option agreement for officers

++10.12  Form of stock option agreement for directors

Exhibit                                                                   Page
Number   Description                                                     Number

++10.13  1992 Stock Compensation Plan

++10.14  Form of restricted stock agreement for officers (1992 Plan)

++10.15  Form of nonqualified stock option agreement for officers
         (1992 Plan)

++10.16  Form of incentive stock option agreement for officers (1992 Plan)

++10.17 Form of nonqualified stock option agreement for 1992 directors' fees (1992 Plan)

++10.18 Form of nonqualified stock option agreement for 1990 directors' fees

++10.19 Form of nonqualified stock option agreement for 1989 directors' fees

++10.20 Supply and Distribution Agreement with Bard Vascular Systems Divison, C.R. Bard, Inc.

   21    Subsidiaries of registrant                                        52

   23    Consent of independent certified public accountants               53


         ++ Document has heretofore been filed with the Securities and Exchange Commission as indicated in Item 14(a) 3 and is incorporated herein by reference.

                                                                     EXHIBIT 21

                      SUBSIDIARIES OF POSSIS MEDICAL, INC.



POSSIS HOLDINGS, INC., a Minnesota corporation

JEI LIQUIDATION, INC., a Minnesota corporation

POSSIS MEDICAL EUROPE B.V., a Netherlands corporation

                                                                    EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Possis Medical, Inc.:

We consent to the incorporation by reference in Registration Statement
No. 33-54378 on Form S-3, Post-Effective Ammendment No.1 to Registration Statement No. 33-5467 on Form S-8, Post-Effective Amendment No. 1 to Registration Statement No. 33-33416 on Form S-8, Registration Statement No. 33-39987 on Form S-8, and Registration Statement No. 33-56728 on Form S-8 of our report, dated August 28, 1995, appearing in this Annual Report on Form 10-K of Possis Medical, Inc. for the year ended July 31, 1995.


/s/Deloitte & Touche LLP

Minneapolis, MN
September 22, 1995