Form 10-Q
period 1995-10-31
POSSIS MEDICAL INC
filed 1995-12-15
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 1995


                          Commission File Number 0-944


                              POSSIS MEDICAL, INC.

                            2905 Northwest Boulevard

                        Minneapolis, Minnesota 55441-2644

                                 (612) 550-1010


             A Minnesota Corporation IRS Employer ID No. 41-0783184

                        _________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of December 12, 1995 was 11,947,690.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX




                                                                        PAGE


PART I.           FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Consolidated Balance Sheets, October 31, 1995
                  and July 31, 1995.....................................  3

                  Consolidated Statements of Operations for the three
                  months ended October 31, 1995 and 1994...............   4

                  Consolidated Statements of Cash Flows for the
                  three months ended October 31, 1995 and 1994 .......    5

                  Notes to Consolidated Financial Statements..........   6-7

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................   8-9




PART II.          OTHER INFORMATION


     ITEM 6.      Exhibits and Reports on Form 8-K...................   10-12

     SIGNATURES......................................................     13




                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  October 31, 1995             July 31, 1995
ASSETS                                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents................................................       $28,522,309                $5,450,057
     Marketable securities....................................................             -                     1,270,654
     Receivables:
        Trade (less allowances for doubtful accounts:
            $13,337 and $27,019, respectively)................................           195,700                    14,976
        Notes ................................................................           123,918                   123,918
        Other.................................................................           251,163                   204,297
     Inventories:
        Parts.................................................................           486,107                   489,418
        Work-in-progress......................................................           499,357                   427,495
        Finished goods........................................................            96,806                    94,101
     Prepaid expenses and other assets........................................           128,082                   191,535
                Total current assets..........................................        30,303,442                 8,266,451
PROPERTY:
     Leasehold improvements...................................................           175,556                   175,556
     Machinery and equipment..................................................         2,392,811                 2,287,755
     Assets-in-construction...................................................           248,299                   300,377
                Total property................................................         2,816,666                 2,763,688
        Less accumulated depreciation.........................................        (1,399,863)               (1,303,021)
                Property - net................................................         1,416,803                 1,460,667
OTHER ASSETS:
     Goodwill.................................................................           467,922                   485,922
     Notes receivable.........................................................           102,174                   108,153
TOTAL ASSETS..................................................................       $32,290,341               $10,321,193

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable ..................................................      $    584,585              $    159,365
     Accrued salaries, wages, and commissions.................................           517,695                   693,402
     Current portion of long-term debt........................................            84,240                    82,925
     Other liabilities........................................................           488,087                   484,597
                 Total current liabilities....................................         1,674,607                 1,420,289

DEFERRED REVENUE..............................................................           104,433                   132,912
LONG-TERM DEBT................................................................            77,577                    92,955
OTHER LIABILITIES.............................................................            27,380                    27,380

SHAREHOLDERS' EQUITY:
     Common stock - authorized, 20,000,000 shares of $.40
        par value each; issued and outstanding,
        11,726,432 shares and 9,970,031 shares, respectively..................         4,690,893                 3,988,013
     Additional paid-in capital...............................................        37,281,125                14,201,925
     Unearned compensation ...................................................           (40,404)                  (50,387)
     Retained deficit.........................................................       (11,525,270)               (9,491,894)
                 Total shareholders' equity...................................        30,406,344                 8,647,657

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................       $32,290,341               $10,321,193

See accompanying Notes to Consolidated Financial Statements.


                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                                    (UNAUDITED)

                                                                                           1995                        1994
REVENUES:
     Medical products.......................................................           $  200,895                 $   21,672
     Net heart valve patent payments........................................                --                       800,496
     Royalty payments relating to pacemaker leads business..................                --                       126,420
               Total revenues...............................................              200,895                    948,588

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products...............................................            1,049,384                    764,169
     Selling, general and administrative....................................              558,322                    504,506
     Research and development...............................................              877,752                    738,158
     Interest...............................................................                4,989                     10,167
               Total cost of sales and other expenses.......................            2,490,447                  2,017,000

Operating loss..............................................................           (2,289,552)                (1,068,412)

     Interest income........................................................              188,106                     69,007

Loss from continuing operations.............................................           (2,101,446)                  (999,405)

Income from discontinued operations - Net...................................               68,070                     77,868

Net loss....................................................................          $(2,033,376)                $ (921,537)

Weighted average number of common shares outstanding........................           10,461,004                  9,125,281

Earnings (loss) per common share:
     Continuing operations..................................................                $(.20)                     $(.11)
     Discontinued operations ...............................................                  .01                        .01
     Net loss...............................................................                $(.19)                     $(.10)





See accompanying Notes to Consolidated Financial Statements.

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                                    (UNAUDITED)

                                                                                        1995                    1994

OPERATING ACTIVITIES:
Net loss .....................................................................       $(2,033,376)            $ (921,537)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation...............................................................          96,842                 76,090
     Amortization of goodwill...................................................          18,000                 18,000
     Loss (gain) on asset disposal..............................................            (267)                 3,432
Stock compensation..............................................................           9,983                 18,539
     (Increase) decrease in receivables.........................................        (227,590)             1,374,431
     Increase in inventories....................................................         (71,256)               (96,979)
     Decrease in other assets...................................................          56,932                147,879
     Increase in trade accounts payable.........................................         425,220                 25,133
     Decrease in accrued and other current liabilities..........................        (200,698)              (678,821)
Net cash used in operating activities...........................................      (1,926,210)               (33,833)

INVESTING ACTIVITIES:
Proceeds from discontinued operations...........................................          12,500                112,500
Additions to plant and equipment................................................         (52,977)               (88,749)
Proceeds from the disposal of assets............................................             267                  --
Purchase of marketable securities...............................................          (4,345)            (4,650,446)
Proceeds from sale/maturity of marketable securities............................       1,275,000                982,910
Net cash provided by (used in) investing activities.............................       1,230,445             (3,643,785)

FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................         (14,063)              (520,406)
Proceeds from issuance of stock and exercise of options.........................      23,782,080              7,229,127
Net cash provided by financing activities.......................................      23,768,017              6,708,721

INCREASE IN CASH AND CASH
  EQUIVALENTS...................................................................      23,072,252              3,031,103
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF QUARTER...................................................................       5,450,057              1,769,348
CASH AND CASH EQUIVALENTS AT END OF
  QUARTER.......................................................................     $28,522,309             $4,800,451

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................................................     $     4,989            $    10,167
Inventory transferred to fixed assets...........................................          10,015                  --

See accompanying Notes to Consolidated Financial Statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report.

2. INTERIM FINANCIAL STATEMENTS

Operating results for the three month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996.

3. RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock- based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

Disclosure provisions are required to be adopted when the recognition and measurement provisions are adopted, but no later than fiscal years beginning after December 15, 1995. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

4. HEART VALVE PATENT REVENUE

The Company received its heart valve patent payments from St. Jude Medical, Inc. at six- month intervals, approximately 60 days following June 30 and December
31. Management estimated and recorded the revenue monthly and adjusted the estimate to actual upon receipt of the payment. In the third quarter of fiscal 1995, the Company recorded the final payment from St. Jude.

5. COST OF MEDICAL PRODUCTS

Cost of medical products includes manufacturing start-up expense which consists of excess labor and material costs, higher than normal levels of scrap product and unabsorbed manufacturing overhead expenses associated with the installation and start-up of new manufacturing processes.

6. EARNINGS (LOSS) PER SHARE

The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarters Ended October 31, 1995 and 1994.

Total revenues of $201,000 for the three months ended October 31, 1995 declined significantly from the $949,000 reported in the comparable year-ago period. The revenue reduction is due to the absence of heart valve and pacemaker lead royalty payments, both of which ended in the third fiscal quarter of last year.
Current  quarter  medical  product  revenue  consists   primarily  of  AngioJet
Thrombectomy System sales to key European medical opinion leaders for clinical use. The Company's primary revenue source in the future will be sales of its three current products: the AngioJet Thrombectomy System, the Perma-Flow Coronary Bypass Graft and the Perma-Seal Dialysis Access Graft. International product sales are expected to increase as these technologically new medical devices gain physician acceptance and as foreign markets are further developed. The Company believes that the Perma-Seal Dialysis Access Graft and the AngioJet System for peripheral use will likely be cleared by the United States Food and Drug Administration (FDA) for United States marketing during calendar 1996, which should result in added product sales revenue. There can be no assurance that Possis Medical will obtain FDA approval on a timely basis or at all.

The Company incurred $1,049,000 of medical products costs in the three months ended October 31, 1995, which included approximately $880,000 in manufacturing startup expense. See Notes to Consolidated Financial Statements, Note 6 in this Quarterly Report. The three months ended October 31, 1994 contained approximately $725,000 in manufacturing startup expense. The trend of increasing manufacturing startup expense is expected to continue until the Company's product sales grow and the three products are produced in sufficient quantities to achieve manufacturing efficiencies.

Selling, general and administrative expense increased 11% in the three months ended October 31, 1995 over the same year-ago period. The $54,000 increase can be primarily attributed to a timing-related increase in investor relations spending. Selling and marketing expense is expected to increase in fiscal 1996 as international markets are further developed and a domestic sales organization is established.

Expenses incurred for research and development in the first fiscal quarter of 1996 increased 19% over spending levels from the previous year. Clinical trial expense accounts for most of the $140,000 increased. In fiscal 1995, the Company had three clinical trials in process with a limited number of study patients. Currently the Company is supporting four U.S. clinical trials. Research and development expenses are expected to continue to grow as the pace of U.S. clinical trial enrollment increases and as the Company develops new products that leverage its existing technology base.



Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $28,522,000 on October 31, 1995 versus $6,721,000 on July 31, 1995. The increase is attributable to a public stock offering completed in October 1995. After expenses, the Company recorded net proceeds of approximately $23,643,000 from the sale of 1,750,000 shares of common stock. In the first week of November, the underwriter exercised an over-allotment option on 221,258 shares, providing an additional $3,015,000 to the Company.

The Company believes that its existing cash will be adequate to fund the development and commercialization of its three current products. With the elimination of royalty revenues and the related cash inflows, the Company's cash usage rate in the first quarter ended October 31, 1995 is significantly greater than the average for fiscal 1995. We expect these higher rates of cash outflow to decline as international product sales increase and as U.S. FDA marketing approvals are obtained. The Company does not expect to become profitable unless it achieves significant sales outside the United States and its products receive FDA marketing approval. There can be no assurance that significant sales or marketing approvals will occur.

                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following pages.

 Exhibit       Form        Date Filed               Description

  3.1          10-K        Fiscal Year Ended  Articles of Incorporation as
                           July 31, 1994      amended and restated to date

 10.3          S-2         July 1, 1994       Real estate purchase agreement
                                              with TC/American Monorail, Inc.,
                                              dated January 28, 1994

 10.4          10-Q        Quarter ended      Asset purchase agreement with
                           January 31, 1994   Innovex,Inc., dated March 11,1994

 10.5          S-2         July 1, 1994       Lease agreement for corporate
                                              headquarters and manufacturing
                                              facility, dated January 4, 1991

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

*10.16        10-K         Fiscal year ended  Form of incentive stock option
                           July 31, 1993      agreement for officers (1992 Plan)

*10.17        10-K         Fiscal year ended  Form of nonqualified stock option
                           July 31, 1993      agreement for 1992 directors' fees
                                              (1992 Plan)

*10.18        10-K         Fiscal year ended  Form of nonqualified stock option
                           July 31, 1993      agreement for 1990 directors' fees

*10.19        10-K         Fiscal year ended  Form of nonqualified stock option
                           July 31, 1993      agreement for 1989 directors' fees

 10.20        10-Q         Quarter ended      Supply & Distribution Agreement
                           January 31, 1995   with Bard Vascular Systems
                                              Division, C.R.Bard, Inc.

 Exhibit      Form         Date Filed              Description

 10.21        S-2          Amendment No. 1    Underwriting Agreement entered
                           August 9, 1994     into between the Company and John
                                              G. Kinnard and Company,
                                              Incorporated including Form of
                                              Warrant to Representative dated
                                              September 8, 1994

 10.22        S-3          Amendment No. 2    Underwriting Agreement entered
                           September 29, 1995 into between the Company, Dain
                                              Bosworth Incorporated and John G.
                                              Kinnard and Company, Incorporated
                                              dated October 2, 1995


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



                                     POSSIS MEDICAL, INC.


DATE:  December 14, 1995             BY:   /s/ Robert G. Dutcher
                                        ROBERT G. DUTCHER
                                        President and Chief Executive Officer



DATE:  December 14, 1995             BY:   /s/  Russel E. Carlson
                                        RUSSEL E. CARLSON
                                        Vice President of Finance and
                                        Chief Financial Officer