Form 10-Q
period 1996-01-31
POSSIS MEDICAL INC
filed 1996-03-13
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 1996


     Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                            2905 Northwest Boulevard

                        Minneapolis, Minnesota 55441-2644

                                 (612) 550-1010


             A Minnesota Corporation      IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of March 8, 1996 was 11,996,049.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX




PAGE


PART I.      FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets, January 31, 1996
             and July 31, 1995..........................................   3

             Consolidated Statements of Operations for three
             months and six months ended January 31, 1996 and 1995......   4

             Consolidated Statements of Cash Flows for
             six months ended January 31, 1996 and 1995 ................   5

             Notes to Consolidated Financial Statements.................  6-7

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  8-9



PART II.     OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Security-Holders........  10

     ITEM 6. Exhibits and Reports on Form 8-K........................... 11-13

     SIGNATURES.......................................................... 14

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                                                     January 31, 1996          July 31, 1995
 ASSETS                                                                                (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents...............................................           $18,949,437           $  5,450,057
     Marketable securities...................................................            11,022,840              1,270,654
     Receivables:
        Trade (less allowances for doubtful accounts:
            $13,337 and $27,019, respectively)...............................               170,300                 14,976
        Notes ...............................................................                 --                   123,918
        Other................................................................               106,132                204,297
     Inventories:
        Parts................................................................               802,098                489,418
        Work-in-progress.....................................................               593,258                427,495
        Finished goods.......................................................               261,850                 94,101
     Prepaid expenses and other assets.......................................               206,934                191,535
                Total current assets.........................................            32,112,849              8,266,451
PROPERTY:
     Leasehold improvements..................................................               176,346                175,556
     Machinery and equipment.................................................             2,403,446              2,287,755
     Assets-in-construction..................................................               282,982                300,377
                Total property...............................................             2,862,774              2,763,688
        Less accumulated depreciation........................................            (1,477,994)            (1,303,021)
                Property - net...............................................             1,384,780              1,460,667
OTHER ASSETS:
     Goodwill................................................................               449,922                485,922
     Notes receivable........................................................                 --                   108,153
TOTAL ASSETS.................................................................           $33,947,551            $10,321,193

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable..................................................         $     334,370          $     159,365
     Accrued salaries, wages, and commissions................................               553,934                693,402
     Current portion of long-term debt.......................................                86,693                 82,925
     Other liabilities.......................................................               632,596                484,597
                 Total current liabilities...................................             1,607,593              1,420,289

DEFERRED REVENUE.............................................................               167,067                132,912
LONG-TERM DEBT...............................................................                48,646                 92,955
OTHER LIABILITIES............................................................                27,380                 27,380

SHAREHOLDERS' EQUITY:
     Common stock - authorized, 20,000,000 shares of $.40
        par value each; issued and outstanding,
        11,972,867 shares and 9,970,031 shares, respectively.................             4,789,467              3,988,013
     Additional paid-in capital..............................................            40,310,500             14,201,925
     Unearned compensation ..................................................               (30,421)               (50,387)
     Unrealized gain on investments..........................................                66,622                 --
     Retained deficit........................................................           (13,039,303)            (9,491,894)
                 Total shareholders' equity..................................            32,096,865              8,647,657

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................           $33,947,551            $10,321,193

See accompanying Notes to Consolidated Financial Statements.

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                          For Three Months Ended           For Six Months Ended
                                                                      Jan. 31, 1996   Jan. 31, 1995    Jan. 31, 1996  Jan. 31, 1995
REVENUES:
     Medical product sales.................................          $    222,768      $    44,587      $   423,663    $     66,259
     Service revenue.......................................                13,500           --               13,500          --
     Net heart valve patent payments.......................                 --             800,496            --          1,600,992
     Royalty payments relating to pacemaker
`         leads business...................................                 --             129,879            --            256,299
     Sales agreement revenue...............................                 --             250,000            --            250,000
          Total revenues...................................               236,268        1,224,962          437,163       2,173,550
COST OF SALES AND OTHER EXPENSES:
     Cost of medical products..............................             1,205,583          820,690        2,254,969       1,584,860
     Selling, general and administrative...................               540,216          553,052        1,098,539       1,057,556
     Research and development..............................               646,636          818,316        1,524,388       1,556,475
     Interest..............................................                 3,617            3,384            8,606          13,552
          Total cost of sales and other expenses...........             2,396,052        2,195,442        4,886,502       4,212,443
Operating loss.............................................            (2,159,784)        (970,480)      (4,449,339)     (2,038,893)
     Interest income.......................................               436,053          105,861          624,159         174,869

Loss from continuing operations............................            (1,723,731)        (864,619)      (3,825,180)     (1,864,024)

Income from discontinued operations-net....................               209,701           79,791          277,771         157,659
Net loss...................................................           $(1,514,030)       $(784,828)     $(3,547,409)    $(1,706,365)
Weighted average number of common
     shares outstanding....................................            11,948,984        9,896,400       11,200,973       9,510,841

Earnings (loss) per common share:
      Continuing operations................................             $(.15)            $(.09)          $(.35)           $(.20)
      Discontinued operations .............................               .02               .01             .03              .02
Net loss...................................................             $(.13)            $(.08)          $(.32)           $(.18)


See accompanying Notes to Consolidated Financial Statements.

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                        For Six Months Ended
                                                                                    Jan 31, 1996          Jan 31, 1995
OPERATING ACTIVITIES:
Net loss .......................................................................     $(3,547,409)           $(1,706,365)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation...............................................................         195,101                175,401
     Amortization of goodwill...................................................          36,000                 36,000
     Loss on asset disposal ....................................................             808                  5,631
      Stock compensation........................................................          61,616                 37,078
     (Increase) decrease in receivables.........................................        (410,182)               129,059
     Increase in inventories....................................................        (646,192)               (28,730)
     (Increase) decrease in other assets........................................         (19,744)                68,185
     Increase in trade accounts payable.........................................         175,005                 58,441
     Increase (decrease) in accrued and other current liabilities...............          42,685               (240,513)
Net cash used in operating activities...........................................      (4,112,312)            (1,465,813)

INVESTING ACTIVITIES:
Proceeds from discontinued operations...........................................         589,441                312,179
Additions to plant and equipment................................................        (121,913)              (318,945)
Proceeds from the disposal of assets............................................           1,892                  2,728
Purchase of marketable securities...............................................     (10,960,564)            (4,831,029)
Proceeds from sale/maturity of marketable securities............................       1,275,000              2,734,365
Net cash used in investing activities...........................................      (9,216,144)            (2,100,702)

FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................         (40,541)              (545,242)
Proceeds from notes payable.....................................................          --                    115,673
Proceeds from issuance of stock and exercise of options.........................      26,868,377              7,286,754
Net cash provided by financing activities.......................................      26,827,836              6,857,185

INCREASE IN CASH AND CASH EQUIVALENTS...........................................      13,499,380              3,290,670
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.....................................................................       5,450,057              1,769,348
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD ............................................................                $18,949,437             $5,060,018

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................................................     $     8,606             $   13,552
Inventory transferred to fixed assets...........................................          19,983                 --

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


2. INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996.


3.   RECENTLY ISSUED ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Three and Six Month Periods Ended January 31, 1996 and 1995

     Total revenues for the three and six month periods ended January 31, 1996 were $989,000 and $1,736,000, respectively, below the same periods in the previous fiscal year. These same periods in fiscal 1995 included $930,000 and $1,857,000, respectively, in heart valve patent payments and pacemaker leads business royalties, both of which ended in the third quarter of last year. The increase in product sales of $178,000 and $357,000 in the three and six month periods, respectively, are primarily due to sales of the AngioJet Thrombectomy System to key European medical opinion leaders for clinical use. The Company's primary revenue source in the future will be sales of its three current products: the AngioJet Thrombectomy System, the Perma-Flow Coronary Bypass Graft and the Perma-Seal Dialysis Access Graft. International product sales are expected to increase as these very unique products gain physician acceptance and as foreign markets are developed. A 510(k) request for U.S. marketing clearance of the AngioJet System for peripheral use is expected to be submitted to the United States Food and Drug Administration (FDA) in March. The Company believes that the AngioJet System for peripheral use will be cleared by the FDA for United States marketing during calendar 1996, which should result in added product sales revenue. There can be no assurance that Possis Medical will obtain FDA approvals on a timely basis or at all.

     Cost of medical products increased 47% and 42% in the three and six month periods, respectively, over the same periods in the previous year. An increase in manufacturing startup expense explains approximately $275,000 and $450,000, respectively, of the increase. See Notes to Consolidated Financial Statements,
Note 5 in this Quarterly Report. The remaining increase results from increased sales. The Company does not anticipate a reduction in manufacturing startup expense until product sales grow allowing the Company to produce in sufficient quantities to achieve manufacturing efficiencies.

     Selling, general and administrative expense decreased by $13,000 in the three month period while increasing by $41,000 in the six month period compared to the same year-ago periods. Selling and marketing expenses are expected to increase over the next six months and beyond as international markets are further developed and as a domestic sales organization is established in anticipation of the receipt of clearance to market the AngioJet System for peripheral use in the United States.

     Research and development expense in the three and six month periods ending January 31, 1996, decreased by 21% and 2%, respectively, over the previous year. Expense for the current quarter declined $172,000 primarily due to completion of the Company's development programs to self-manufacture Perma-Flow Graft material and to develop a thin wall Perma-Seal Dialysis Access Graft. Research and development expense is expected to increase in the future as the pace of clinical trials enrollment grows and as the Company invests in the development of new products that leverage its existing technology base.

     Interest income has grown significantly in the most recent three and six month periods because more money has been invested as a result of the Company's October 1995 stock offering that raised a net $27 million.

     Income from discontinued operations - net has increased $130,000 in the most recent three months compared to the same year-ago period due to an acceleration of the payment of the remaining money owed the Company from the previous sale of its Technical Services Division.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and marketable securities totaled $29,972,000 on January 31, 1996 versus $6,721,000 on July 31, 1995. The increase is attributable to a public stock offering completed in October 1995. After expenses, the company recorded net proceeds of approximately $23,643,000 from the sale of 1,750,000 shares of common stock. In November, the underwriter exercised an over-allotment option on 221,258 shares, providing an additional $3,015,000 to the Company.

     With the elimination of royalty revenues and the related cash inflows, the Company's cash usage in the first six months of fiscal 1996 is significantly greater than for the same period in fiscal 1995. Possis expects its cash usage for the next several quarters will increase to $800,000 to $1,000,000 per month and thereafter will decline as international product sales increase and as U.S. FDA marketing approvals are obtained resulting in the commencement of U.S. sales. The Company believes that its existing cash reserves will be adequate to fund the development and commercialization of its three current products.

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA which is out of the Company's control, changes in the Company's marketing strategies, changes in manufacturing methods, the levels of sales of the Company's products that can be achieved, and other risks detailed from time to time in the Company's various Securities and Exchange Commission filings.

Part II.  OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders

     (a) The 1995 Annual Meeting of Shareholders of Possis Medical, Inc. was held on December 6, 1995.

     (b) By the following vote, management's nominees were elected as Directors of the Corporation for one year or until their successors are elected and qualified:
                                                         WITHHOLD
                                         FOR             AUTHORITY
        Dodald C. Wegmiller          10,469,604           76,186
        Joe A. Walters               10,467,664           78,126
        Dean Belbas                  10,485,280           60,510
        Seymour J. Mansfield         10,468,231           77,559
        Demetre M. Nicoloff, MD      10,486,044           59,746
        Robert G. Dutcher            10,484,852           60,938
        Ann M. Possis                10,458,617           87,173

     (c) By a vote of 10,475,657 in the affirmative, 41,097 in the negative and 29,036 abstaining, ratified the appointment of Deloitte & Touche LLP as the Company's certified public accountants.

     (d) By a vote of 8,481,112 in the affirmative, 1,689,255 in the negative, 143,347 abstaining and 232,076 being counted as broker non-votes, the proposed amendment to the Company's 1992 Stock Compensation Plan was ratified. The amendment increased the shares added to the Plan annually from 1% to 2% of the total number of shares outstanding and increased the maximum number of shares which may be issued as Incentive Stock Options from 350,000 to 1,000,000.

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

*10.17   10-K     Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for 1992 directors' fees
                                       (1992 Plan)

*10.18   10-K     Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for 1990 directors' fees

*10.19   10-K     Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for 1989 directors' fees

10.20    10-Q     Quarter ended        Supply & Distribution Agreement
                  January 31, 1995     with Bard Vascular Systems
                                       Division, C.R.Bard, Inc.

10.21    S-2      Amendment No. 1      Underwriting Agreement entered into
                  August 9, 1994       between the Company and John G. Kinnard
                                       and Company, Incorporated including Form of Warrant to Representative dated
                                       September 8, 1994

10.22    S-3      Amendment No. 2      Underwriting Agreement entered
                                       September 29, 1995 into between the
                                       Company, Dain Bosworth Incorporated and
                                       John G. Kinnard and Company, Incorporated dated October 2, 1995

10.23   10-Q                           Lease agreement for Corporate
                                       headquarters and manufacturing
                                       facility dated December 15, 1995.


*    Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended January 31, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  POSSIS MEDICAL, INC.


DATE: March 13, 1996              BY:     /S/   Robert G. Dutcher
                                     ROBERT G. DUTCHER
                                     President and Chief Executive Officer



DATE: March 13, 1996             BY:     /s/   Russel E. Carlson
                                     RUSSEL E. CARLSON
                                     Vice President of Finance
                                     Chief Financial and Accounting Officer