Form 10-Q
period 1996-04-30
POSSIS MEDICAL INC
filed 1996-06-10
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 1996


                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                         9055 Springbrook Boulevard N.W.

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


             A Minnesota Corporation IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of May 31, 1996 was 12,056,912.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                     INDEX

                                                                     PAGE
PART I.  FINANCIAL  INFORMATION

   ITEM 1.   Financial  Statements

             Consolidated Balance Sheets, April 30, 1996
             and July 31, 1995......................................    3

             Consolidated Statements of Operations for three
             months and nine months ended April 30,1996 and 1995....    4

             Consolidated Statements of Cash Flows for the
             nine months ended April 30, 1996 and 1995..............    5

             Notes to Consolidated Financial Statements.............   6-7

   ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................   8-10



PART II.     OTHER INFORMATION

   ITEM 6.   Exhibits and Reports on Form 8-K.......................  11-13

     SIGNATURES.....................................................   14


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

      --ASSETS--                                                                      April 30, 1996          July 31, 1995
                                                                                        (unaudited)
     Cash and cash equivalents...............................................           $11,032,788           $  5,450,057
     Marketable securities...................................................            15,787,660              1,270,654
     Receivables:
        Trade (less allowances for doubtful accounts:
            $60,000 and $27,019, respectively)...............................               231,782                 14,976
        Notes ...............................................................                --                    123,918
        Other................................................................               169,890                204,297
     Inventories:............................................................
        Parts................................................................               842,304                489,418
        Work-in-progress.....................................................               854,455                427,495
        Finished goods.......................................................               434,507                 94,101
     Prepaid expenses and other assets.......................................               141,296                191,535
                Total current assets.........................................            29,494,682              8,266,451
PROPERTY:
     Leasehold improvements..................................................               176,346                175,556
     Machinery and equipment.................................................             2,694,549              2,287,755
     Assets-in-construction..................................................               499,107                300,377
                Total property...............................................             3,370,002              2,763,688
        Less accumulated depreciation........................................            (1,571,502)            (1,303,021)
                Property - net...............................................             1,798,500              1,460,667
OTHER ASSETS:
     Goodwill................................................................               431,922                485,922
     Notes receivable........................................................                --                    108,153
TOTAL ASSETS.................................................................            31,725,104            $10,321,193

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable..................................................               374,974          $     159,365
     Accrued salaries, wages, and commissions................................               679,752                693,402
     Current portion of long-term debt.......................................                79,556                 82,925
     Other liabilities.......................................................               494,667                484,597
                 Total current liabilities...................................             1,628,949              1,420,289

DEFERRED REVENUE.............................................................               104,417                132,912
LONG-TERM DEBT...............................................................                34,826                 92,955
OTHER LIABILITIES............................................................                83,144                 27,380

SHAREHOLDERS' EQUITY:
     Common stock - authorized, 20,000,000 shares of $.40
        par value each; issued and outstanding,
        12,039,858 shares and 9,970,031 shares, respectively.................             4,815,944              3,988,013
     Additional paid-in capital..............................................            40,775,579             14,201,925
     Unearned compensation ..................................................              (179,736)               (50,387)
     Unrealized loss on investments..........................................              (195,219)                --
     Retained deficit........................................................           (15,342,800)            (9,491,894)
                 Total shareholders' equity..................................            29,873,768              8,647,657

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................           $31,725,104            $10,321,193

See accompanying Notes to Consolidated Financial Statements.


                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                                                      For Three Months Ended            For Nine Months Ended
                                                                  April 30,1996    April  30, 1995  April  30, 1996  April  30, 1995
REVENUES:
      Medical product sales................................          $138,885        $153,976          $562,548         $220,235
Service revenue............................................            --              --                13,500           --
      Net heart valve patent payments......................            --             181,351            --            1,782,343
      Royalty payments relating to pacemaker
`          leads business..................................            --             153,819            --              410,118
Sales agreement revenue....................................           200,000         500,000           200,000          750,000

Total revenues.............................................           338,885         989,146           776,048        3,162,696

COST OF SALES AND OTHER EXPENSES:
      Cost of medical products.............................         1,381,891         946,367         3,636,859        2,530,117
      Selling, general and administrative..................         1,104,050         482,001         2,202,588        1,540,666
Research and development...................................           587,209         750,391         2,111,597        2,306,865
Interest...................................................             3,110           6,181            11,717           19,733
          Total cost of sales and other expenses...........         3,076,260       2,184,940         7,962,761        6,397,381
Operating loss.............................................        (2,737,375)     (1,195,794)       (7,186,713)      (3,234,685)

Interest income............................................           368,881         119,242           993,040          294,110

Loss from continuing operations............................        (2,368,494)     (1,076,552)       (6,193,673)      (2,940,575)
Income from discontinued operations-net....................            64,996         157,875           342,767          315,533
Net loss...................................................       $(2,303,498)      $(918,677)      $(5,850,906)     $(2,625,042)
Weighted average number of common
      shares outstanding...................................        12,002,419       9,924,573        11,463,264        9,648,751

Earnings (loss) per common share:
      Continuing operations................................         $(.20)          $(.11)             $(.54)         $(.30)
      Discontinued operations .............................           .01             .02                .03            .03
Net loss...................................................         $(.19)          $(.09)             $(.51)         $(.27)



See accompanying Notes to Consolidated Financial Statements.


                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          For Nine Months Ended
                                                                                     Apr 30, 1996            Apr 30, 1995
OPERATING ACTIVITIES:
Net loss .......................................................................     $(5,850,906)           $(2,625,042)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation...............................................................         288,609                265,839
     Amortization of goodwill...................................................          54,000                 54,000
     Loss on asset disposal ....................................................             808                  5,631
Stock compensation..............................................................         379,086                 55,617
(Increase) decrease in receivables..............................................        (535,420)             1,985,796
(Increase) decrease in inventories..............................................      (1,120,253)                64,753
Decrease in other assets........................................................          45,892                 82,871
Increase in trade accounts payable..............................................         215,609                  7,925
Increase (decrease) in accrued and other current liabilities....................          23,687               (958,135)
     Net cash used in operating activities......................................      (6,498,888)            (1,060,745)

INVESTING ACTIVITIES:
Proceeds from discontinued operations...........................................         589,441                337,179
Additions to plant and equipment................................................        (629,142)              (488,857)
Proceeds from the disposal of assets............................................           1,892                  2,728
Purchase of marketable securities...............................................     (15,987,224)            (9,553,113)
Proceeds from sale/maturity of marketable securities............................       1,275,000              7,245,467
Net cash used in investing activities...........................................     (14,750,033)            (2,456,596)

FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................         (61,498)              (574,925)
Proceeds from notes payable.....................................................          --                    115,673
Proceeds from issuance of stock and exercise of options.........................      26,893,150              7,401,879
Net cash provided by financing activities.......................................      26,831,652              6,942,627

INCREASE IN CASH AND CASH EQUIVALENTS...........................................       5,582,731              3,425,286
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.....................................................................       5,450,057              1,769,348
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .......................................................................     $11,032,788             $5,194,634
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................................................  $       11,717           $     19,733
Inventory transferred to fixed assets...........................................          19,983                 40,570

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


2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Three and Nine Month Periods Ended April 30, 1996 and 1995

     Total revenues for the three and nine month periods ended April 30, 1996 were $437,000 and $2,174,000, respectively, below the same year-earlier periods. These same fiscal 1995 periods included $335,000 and $2,192,000, respectively, in heart valve patent payments and pacemaker leads business royalties, both of which ended in the third quarter of last year. The $200,000 of current quarter sales agreement revenue was received from Baxter Healthcare Corporation upon signing a worldwide, three-year supply and distribution agreement for the Perma-Flow Coronary Bypass Graft. In the agreement, which requires Baxter to make two additional $200,000 payments over the next two years, the Company will manufacture the grafts and Baxter will distribute them. The $750,000 of sales agreement revenue received in the nine months ended April 30, 1995 was received from C.R. Bard in conjunction with a supply and distribution agreement for the Company's Perma-Seal Dialysis Access Graft signed in December 1994. Medical products sales in the three months ended April 30, 1996 of $139,000 are below those reported in the same year-earlier period and also those reported in the last three months ended January 31, 1996. Nearly all the Company's product sales for the current and last fiscal year are AngioJet Rapid Thrombectomy System sales to influential medical opinion leaders in Europe, Japan and Canada. All three of the Company's products represent new technology, new methods of treatment and the use of these products by influential practitioners is the initial step necessary for a wide-scale marketing program. The Company believes it is obtaining the necessary product usage, and medical product sales outside of the United States are expected to generally increase each quarter over the prior three months, although at a slower rate than earlier expected.

     In the United States, all the Company's products are undergoing Food and Drug Administration (FDA) clinical evaluation. A 510(k) was filed in March with the FDA requesting United States marketing clearance for the AngioJet System for use in peripheral applications. The Company expects that the AngioJet System for peripheral use will be cleared by the FDA for United States marketing in the second half of calendar 1996. This initial United States clearance is expected to lead to added product sales revenue for the Company.

     Cost of medical products increased 46% and 44% in the three and nine month periods, respectively, over the same year-earlier periods. The Company continues to incur manufacturing start-up expenses associated with designing, building and installing new manufacturing equipment and processes and manufacturing increasing quantities of product. Additionally, significant costs are being incurred as Possis Medical validates these manufacturing processes in preparation for GMP inspection and ISO 9001 and CE-Mark certifications. Currently, quantities produced compared to production capacity available are small and cost efficiencies and improved margins are expected with growth in product sales and the resulting increased production demand.

     Selling, general and administrative expense increased $620,000 in the three months ended April 30, 1996, compared to the year-earlier period. Of the total quarterly increase, $312,000 was a noncash charge for discounted stock options issued to the Company's independent distributors as compensation for canceling their rights to distribute the Perma-Flow Coronary Bypass Graft. An additional $100,000 of the increase was added marketing and sales travel and support costs associated with commercializing the Company's products.

     Research and development expense in the three and nine month periods ended April 30, 1996, decreased by 22% and 8%, respectively, compared to the prior year. The reduction in the current three month period of $163,000 results partially from the completion of the Company's development program to self-manufacture Perma-Flow Graft material. In addition, spending on the AngioJet System for coronary applications also declined as that product moved from product development and process design work in fiscal 1995 to a Phase 1 United States clinical study in fiscal 1996. Research and development expense is expected to increase in the future as the pace of United States clinical study enrollment increases and as the Company invests in the development of new products that leverage its existing technology base.

     Interest income has increased significantly in the most recent three and nine months compared to the fiscal 1995 periods. More money has been invested as a result of the Company's October 1995 public stock offering that raised a net $27 million for Possis.


Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities totaled $26,820,000 on April 30, 1996 versus $6,721,000 on July 31, 1995. The increase results from a public stock offering completed in October 1995. Including the exercise of the underwriter over-allotment option, the Company recorded net proceeds of $26,658,000 from the sale of 1,971,000 shares of common stock.

     As expected, net cash usage in the three months ended April 30, 1996 was approximately $3,150,000. With the ending of heart valve patent payments, the termination of the royalty payments relating to the sale of the pacemaker leads business and higher levels of expense, the Company's cash usage rate is up considerably in the most recent three and nine month periods compared to the same periods in fiscal 1995. Possis expects continued investments will be needed to generate increasing sales outside the United States and plans to hire a United States direct sales force in the second half of calendar 1996 to begin selling the AngioJet System for use in peripheral applications.

     The Company believes its net cash usage for the next several quarters will be $800,000 to $1,100,000 per month and thereafter will decline as international product sales increase and as the Company commences sale of the AngioJet System in the United States. The Company believes that its existing cash reserves will be adequate to complete the development and commercialization of its three current products.

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

   Exhibit    Form     Date Filed                       Description

    10.7      S-2      Amendment No.1      License agreement with the
                       August 9, 1994      University of Liverpool, dated
                                           May 10, 1990

    10.8      S-1      June 30, 1988       Form of Indemnification Agreement
                                           with officers and directors of
                                           Registrant

  * 10.9      S-8      February 7, 1990    1983 Incentive Stock Option Plan as
                                           amended to date

  * 10.10     S-1      June 30, 1988       1985 Nonqualified Stock Option
                                           Plan as amended to date

  * 10.11     10-K     Fiscal year ended   Form of incentive stock option
                       July 31, 1989       agreement for officers

  * 10.12     10-K     Fiscal year ended   Form of stock option agreement for
                       July 31, 1989       directors

  * 10.13     S-8      December 30, 1992   1992 Stock Compensation Plan

  * 10.14     10-K     Fiscal year ended   Form of restricted stock agreement
                       July 31, 1993       for officers (1992 Plan)

  * 10.15     10-K     Fiscal year ended   Form of nonqualified stock option
                       July 31, 1993       agreement for officers (1992 Plan)

  * 10.16     10-K     Fiscal year ended   Form of incentive stock option
                       July 31, 1993       agreement for officers (1992 Plan)

  * 10.17     10-K     Fiscal year ended   Form of nonqualified stock option
                       July 31, 1993       agreement for 1992 directors' fees
                                           (1992 Plan)

  * 10.18     10-K     Fiscal year ended   Form of nonqualified stock option
                       July 31, 1993       agreement for 1990 directors' fees

  * 10.19     10-K     Fiscal year ended   Form of nonqualified stock option
                       July 31, 1993       agreement for 1989 directors' fees

   Exhibit    Form     Date Filed                       Description

    10.20     10-Q     Quarter ended       Supply and distribution agreement
                       January 31, 1995    with Bard Vascular Systems
                                           Division, C.R.Bard, Inc.

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

    10.23      10-Q     Quarter ended      Lease agreement for Corporate
                        January 31, 1996   headquarters and manufacturing
                                           facility dated December 15, 1995.

    10.24      8-K      March 28, 1996     Supply and distribution agreement
                                           with Edwards CVS Division,
                                           Baxter Healthcare Corporation.


*    Indicates management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

     During the quarter ended April 30, 1996, a report on Form 8-K dated March 15, 1996, reporting under item 5, the execution of a distribution agreement with Edwards CVS Division, Baxter Heatlthcare Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POSSIS MEDICAL, INC.


DATE:      June 10, 1996            BY:     /s/   Robert G. Dutcher
                                        ROBERT G. DUTCHER
                                        President and Chief Executive Officer



DATE:      June 10, 1996             BY:     /s/   Russel E. Carlson
                                         RUSSEL E. CARLSON
                                         Vice President of Finance
                                         Chief Financial and Accounting Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     POSSIS MEDICAL, INC.


DATE:      June 10, 1996              BY:__________________________________
                                         ROBERT G. DUTCHER
                                         President and Chief Executive Officer



DATE:       June 10, 1996             BY:__________________________________
                                         RUSSEL E. CARLSON
                                         Vice President of Finance
                                         Chief Financial and Accounting Officer