Form 10-K
period 1996-07-31
POSSIS MEDICAL INC
filed 1996-10-28
CIK 79677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1996

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

           9055 Evergreen Blvd, NW, Minneapolis, Minnesota 55433-8003

               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code 612-780-4555

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

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 21, 1996 was approximately $189,196,000.

     The number of shares outstanding of the registrant's common stock as of October 21, 1996: 12,061,317.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 1996 annual meeting to be filed on or before October 31, 1996.

                              POSSIS MEDICAL, INC.

Forward-Looking Statements

     Report on Form 10-K, including the description of the Company's business and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA, (which is largely out of the Company's control), changes in the Company's marketing strategies, changes in manufacturing methods, the Company's dependence on patents and proprietary technology, the levels of sales of the Company's products that can be achieved and other risks detailed from time to time in the Company's various Securities and Exchange Commission filings. The Company can provide no assurance that it will achieve significant sales or obtain the necessary FDA approvals in a timely manner or at all.

                                     PART I

Item 1.  Business:

General

     The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales (the "St. Jude Royalties"). See Note 6 of Notes to Consolidated Financial Statements contained in Part II, Item 8. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Notes 2 and 12 of Notes to Consolidated Financial Statements contained in Part II, Item 8. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decrease due to a pacemaker lead technology shift. In connection with this sale, the Company received $1.1 million in cash and the right to receive royalty payments over a twelve-month period. See Note 11 of Notes to Consolidated Financial Statements contained in Part II, Item 8. The sale of the pacemaker lead business has enabled Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials in the United States and in early stages of commercialization in Europe, Japan and Canada.

Products

     ANGIOJET THROMBECTOMY SYSTEM. The development of blood clots in various parts of the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by various factors, including cardiovascular disease, trauma, interventional procedures using catheters and needles or prolonged bed rest. If a blood clot becomes large enough, it can block an artery, preventing oxygenated blood from reaching the organ or tissue supplied by the artery. In addition, if a blood clot breaks off it can travel through the bloodstream and block oxygenated blood flow to other organs and tissue. Conditions caused by blood clots include peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, acute myocardial infarction (heart attack), stroke and deep vein obstruction.

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

     Possis believes that its AngioJet System represents a new approach to the removal of blood clots from arteries, veins and grafts and offers certain potential advantages over current methods of treatment. The AngioJet System is a minimally invasive catheter system designed for rapidly removing blood clots with minimal vascular trauma. The system's principal components are a reusable drive unit, a high-pressure single use pump and a single use small diameter (3.5 to 5F or 1.2 to 1.7 mm) catheter. In early clinical use outside the United States and in U.S. clinical trials, the AngioJet System has demonstrated the ability to remove blood clots within minutes without surgical intervention and without the risk of uncontrolled bleeding.

     The AngioJet System removes blood clots through the non-surgical insertion of the catheter over a guidewire into the patient's blood vessel and then, with the aid of fluoroscopy, the catheter is directed to the site of the blood clot. The drive unit is then activated to deliver pressurized saline through tiny openings in the catheter's tip. These small waterjets clean the blood clot from the vessel wall, break it into small fragments and, in order to prevent formation of a new blood clot downstream, propel the debris down the central lumen of the catheter and into a collection bag attached to the drive unit, without the need for a separate suction or vacuum device. Unlike certain other mechanical devices that are able only to create channels through blood clots of a size similar to that of the catheter used, the AngioJet System's waterjet technology enables it to break up large blood clots from vessels much larger than its catheter diameter.

     Because the Possis AngioJet System is unlike any existing procedure or device, market potential is difficult to quantify, but may be estimated by determining the number of thrombectomy and thrombolytic procedures performed using other therapies and devices and estimating the number of procedures that might reasonably be replaced or supplemented by using the AngioJet System.

     Based upon information provided by medical practitioners and its own analysis, the Company believes that the AngioJet System may potentially be used for alternative or supplemental therapy for the 60,000 thrombectomy procedures using lytic drugs, the 380,000 thrombectomy procedures using mechanical devices and the 60,000 thrombolysis/revision procedures involving dialysis access grafts estimated to be performed each year in the United States. The Company also believes that the AngioJet System may be used in Percutaneous Transluminal Angioplasty ("PTA") procedures that involve the presence of clinically significant clot. The Company also believes that of the five million patients with deep vein thrombosis, 10% would be suitable for treatment with the AngioJet System. Additionally, the Company believes that the approximately 600,000 patients with pulmonary embolism annually in the United States are candidates for treatment with the AngioJet System. Further, the Company estimates that more than 550,000 patients annually are candidates for AngioJet System treatment of failed or occluded saphenous vein grafts, unstable angina and acute myocardial infarction. An emerging market for interventional therapy is the treatment of the brain and the Company believes its technology may be suitable for 500,000 neuro procedures annually including stroke victims.

     Although the Company has not yet established pricing for the AngioJet System, it anticipates that the price to the hospital for the single use catheter and pump set will be between $800 and $1,500 and for the drive unit the price will be between $30,000 and $60,000. The Company cannot estimate the ultimate charge for this procedure to the patient. The average mechanical thrombectomy procedure is performed in a surgical setting with an overnight hospital stay and could result in charges to the patient exceeding $20,000. Lytic drug therapy may cost $500 to $5,000 for the drug plus hospital and procedure charges, resulting in a total patient cost of as much as $25,000.

     The Company is currently conducting clinical trials in the United States with the AngioJet System for removing blood clots from peripheral arteries and vascular grafts and for use in removing blood clots from coronary arteries and coronary bypass grafts. Possis received FDA approval to initiate clinical testing of its AngioJet System for use in removing blood clots from peripheral arteries and vascular grafts in December 1992. The first patient was enrolled in the trial in July 1993 and by March 31, 1994, Phase 1 of the trial, consisting of 19 patients undergoing 23 treatments, was complete and the summary report had been submitted to the FDA. In July 1994, the Company received approval from the FDA to commence Phase 2 of the trial, in which patients receive, on a one-to-one randomized basis, treatment with either the AngioJet System or a Fogarty-type catheter already marketed for blood clot removal. As of September 1996, 187 patients had been treated in both phases of the trial, of which 108 were treated with the AngioJet System. The Company expects to receive a response from the FDA in December 1996 and is making plans to introduce the AngioJet System for peripheral use to the U.S. market in early 1997.

     In March 1996, Possis received FDA approval to initiate Phase 2 clinical testing of its AngioJet System for use in removing blood clots from coronary arteries and bypass grafts. As of September 1996, 74 patients have been enrolled in Phase 2 comparing the performance of the AngioJet System to the drug urokinase. The Company believes that the coronary application of the AngioJet System will be subject to a PMA approval process and anticipates filing a PMA application in 1997.

     PERMA-FLOW GRAFT. Coronary artery bypass graft ("CABG") surgery is performed to treat impairment of blood flow to portions of the heart. CABG surgery involves the addition of one or more new vessels to the heart to re-route blood around blocked coronary arteries.

     Autogenous grafts (using the patient's own saphenous vein or mammary artery) have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (80% to 90% for saphenous veins and over 90% for mammary arteries one year after surgery) with no risk of tissue rejection. However, the surgical harvesting of vessels for autogenous grafts involves significant trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryopreserved saphenous veins are available, but these veins often deteriorate due to the body's immune system.

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

     The Perma-Flow Graft is made of ePTFE, a standard grafting marterial, and contains a molded silicone venturi-shaped flow resistance element approximately 2mm in diameter. The Perma-Flow Graft is designed to be implanted by initially suturing it to the vena cava followed by side-to-side anastomoses (connections) of the graft to the coronary arteries beyond the blockages and finally suturing the graft to the aorta. The formation of this artery-to-vein shunt is designed to create a continuous blood flow at a sufficiently high rate through the graft to reduce the incidence of blood clot formation, the major reason for synthetic graft failure in the past. The flow resistance element is designed to prevent excessive shunting of blood to the vena cava and to maintain high arterial pressure for effective coronary perfusion.

     The Company believes that in 1995 approximately 540,000 CABG procedures were performed worldwide, of which approximately 300,000 were performed in the United States, and that approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery. The Company further believes that the number of repeat procedures will continue to increase as a percentage of procedures performed, as the number of patients who have the procedure increases. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein. Based upon its interviews with cardiovascular surgeons, including those involved in the clinical trials, the Company believes that patients whose native vessels are not available for use in bypass surgery comprise approximately 4% of those receiving CABG procedures, or approximately 20,000 annually, and that approximately 80,000 patients annually are determined by the treating physician to have native vessels inadequate to be used in bypass surgery. If initial use of the Perma-Flow Graft is shown to be clinically acceptable, the Company believes that the graft may be used for these patients. The Company further believes that if long-term clinical results are acceptable to clinicians (generally greater than 50% patency five years after implant), the graft may ultimately be used as a substitute for native saphenous veins.

     Currently, no synthetic coronary graft has been approved by the FDA. Cryopreserved saphenous veins sell to hospitals for approximately $3,500 to $4,000 in the United States. The Company anticipates pricing for the Perma-Flow Graft will be competitive with cryopreserved saphenous veins.

     The Company received FDA approval to initiate clinical testing of its Perma-Flow Graft in November 1991. In July 1995, the Company received approval to commence Phase 2 of the study comprising 150 additional patients at up to 20 sites. As of September 1996, 32 Phase 1 and 20 Phase 2 study patients have been enrolled at 10 sites. Angiographic results at 30 days following surgery have been reported on 38 patients, which confirmed 77 of 80 side-to-side anastomoses to be patent (providing blood to the coronary arteries). Within this 30-day interval, of the remaining 14 patients, angiographic results were not reported for nine and five died of causes reported by the investigator to be unrelated to the graft. In addition, angiographic follow-up was performed approximately 12 months from implant on 13 patients, which confirmed that 19 of 25 anastomoses were patent. The Company believes this performance is substantially equivalent to saphenous vein. The Company anticipates filing a PMA application for U.S. marketing authorization in 1998.

     PERMA-SEAL GRAFT. Patients suffering from renal disease may be required to undergo long-term kidney dialysis. The majority of these patients require long-term vascular access to facilitate treatment. A point of access for dialysis needles may be created by connecting an artery and a vein in the patient's arm. However, because kidney dialysis therapy typically requires patients to undergo blood dialysis treatment three times per week, these connections often become unusable over time. Other methods of vascular access for kidney dialysis such as temporary catheters are not designed for long-term use.

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

     The Possis Perma-Seal Graft is a self-sealing synthetic graft comprised of silicone elastomers, with a winding of polyester yarn encapsulated within its wall, and is manufactured using proprietary electrostatic spinning technology developed by the Company. The Company believes that its Perma-Seal Graft may offer advantages over currently used synthetic grafts because of its needle hole sealing capability. The Company believes that this characteristic will be effective in sealing puncture sites in the grafts with minimal compression time and bleeding as compared with other currently available graft products and, as a result, will reduce dialysis procedure and administrative time per patient and the costs associated therewith. In addition, because of its ability to seal a needle puncture without depending on tissue ingrowth, the Perma-Seal Graft may provide an option for patients who require dialysis immediately after implant.

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

     In July 1992, Possis received FDA approval to initiate clinical testing of its Perma-Seal Graft. The study is randomized on a one-to-one basis with patients receiving either a Perma-Seal Graft or a conventional ePTFE graft. As of September 1996, 205 patients at five clinical sites had been enrolled in the study, 104 of which had received the Perma-Seal Graft. Clinical data indicates that Perma-Seal Graft patients who have been accessed for dialysis have reduced compression times to stop bleeding after removing the dialysis needles and the graft can be used for dialysis the same day it is implanted. The Company filed a 510(k) application for marketing authorization with the FDA in August 1994. In May 1995, the Company received a request for additional information from the FDA and the Company responded to the request on August 31, 1995. In November 1995, the FDA responded to the 510(k) with additional questions and in February 1996, the FDA told the Company it wanted to see data on 124 study patients followed for 12 months. The Company expects to resubmit the 510(k) application in early calendar 1997.


Research and Development

     The Company's  product  development  efforts for its existing  products are focused primarily on clinical testing, obtaining necessary FDA product registrations and validating manufacturing processes. The Company's new product development efforts are focused primarily on developing additional applications of the AngioJet Thrombectomy System, including venous and neuro applications, and on utilizing its Perma-Flow Graft and Perma-Seal Graft technologies to develop other graft products, including endovascular stent grafts. The Company also believes its AngioJet technology has application beyond thrombectomy, for minimally invasive tissue removal. Research and development expenses are generally incurred for product design, development and qualification, manufacturing process development and validation, the conduct of clinical trials and governmental approvals. The Company's research and development expense is expected to increase as the Company continues its clinical trials and current product development plans.

     As of September 30, 1996, the Company employed approximately 35 full-time employees in research and development, including 24 in new product concept screening, protoype building, product and process development and validation and 11 in quality systems, regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Coon Rapids, Minnesota. The Company spent $3.2 million, $3.3 million and $3.7 million in fiscal 1996, 1995 and 1994, respectively, on medical product research and development.

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

     Possis is currently marketing its AngioJet System outside the United States using an independent distributor network. The Company has entered into distributorship agreements with 16 distributors covering Belgium, Denmark, Germany, Greece, Italy, Luxembourg, The Netherlands, Norway, Spain, Switzerland, Austria, France, Sweden, Saudi Arabia, Israel, Australia, New Zealand, Russia and Japan. Generally, the distributorship agreements are for a five-year term and provide that the distributors, at their own expense, will investigate, negotiate and obtain regulatory approvals for the Company's products in the specified territory. Possis Medical Europe B.V., the Company's subsidiary in The Netherlands, acts as a point of centralized warehousing and distribution in Europe in order to enhance response time, efficiency and service to European customers. All sales made to the Company's independent distributors are denominated in United States dollars.

     The Company will begin commercial marketing of the AngioJet System in the United States following receipt of FDA marketing authorization. The Company intends to market and distribute the AngioJet System in the United States utilizing a direct sales force.

     In early 1995, the Company entered into a 10 year distribution agreement with C. R. Bard ("Bard") pursuant to which the Company granted Bard the exclusive worldwide right to market, sell and distribute the Company's Perma-Seal Graft. Under the agreement, Bard agreed to purchase the Perma-Seal Graft from the Company at certain transfer prices, to purchase certain minimum quantities and to make certain milestone payments to the Company relating to the commercialization of the product. The initial grafts were shipped to Bard in May 1996 and the Company expects non-U.S. sales of Perma-Seal Grafts to begin in fiscal 1997.

     In March 1996, the Company entered into a three year distribution agreement with Baxter Healthcare Corporation ("Baxter") granting Baxter worldwide rights to market, sell and distribute the Perma-Flow Graft. Under the agreement, Baxter agreed to purchase the Perma-Flow Graft from the Company at certain transfer prices, to purchase certain quantities and to make certain milestone payments to the Company based on the continuation of the agreement. The initial shipment of Perma-Flow Grafts was made in July 1996 and the Company expects non-U.S. sales of the product to begin in fiscal 1997.

     Promotional activities by the Company are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. The Company believes that sales to key opinion leaders in European countries will be especially important to encourage broader acceptance of its products and will give the Company experience in marketing its products prior to their introduction in the United States. Other promotional activities may include publishing analytical papers, making scientific symposium presentations and conducting comparative clinical trials demonstrating the uses, costs and effectiveness of the Company's products.


Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company currently holds five United States patents and 17 foreign patents related to the Perma-Flow Graft and has two patent applications pending in the United States and two patent applications pending in foreign jurisdictions. The Company also holds two United States patents relating to the AngioJet System. In addition, the Company has 11 United States and 13 foreign patent applications pending relating to the AngioJet System. Two AngioJet System patent applications have been accepted by the European Patent Office. In connection with the Perma-Seal Graft, one United States patent is pending, one of the claims included in which has been allowed, and four foreign patent applications are pending. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. The Company is aware of one pending foreign patent application relating to a water jet system for removing blood clots. Although the application was filed after the AngioJet System patent application, no assurance can be given that such third party will not receive a patent.

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


Competition

     The Company's products will compete with a number of different products and methods of treatment for the conditions they address. The Company believes that its AngioJet System will face intense competition from a variety of treatments for the ablation and removal of blood clots, including thrombolytic drug therapies, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies. The Company is aware that Cordis Corporation has a waterjet-based thrombectomy system in early stage sales in Europe and Canada.

     The Company is not aware of any synthetic graft being developed that will compete with the Perma-Flow Graft and believes it is the first developer to obtain FDA approval for clinical trials with a synthetic coronary bypass graft. The Company's Perma-Seal Graft will compete with ePTFE grafts and other grafts with needle sealing properties marketed by W. L. Gore and Associates, the largest synthetic graft company, and other companies.

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

     Under the FDC Act, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as the safety and effectiveness reasonably can be assured through general controls (e.g., labeling, premarket notification and adherence to GMP). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found, or are determined to be not substantially equivalent to legally marketed devices) require the highest level of control, including premarket approval by the FDA to ensure their safety and effectiveness.

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

     The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company to demonstrate compliance with current GMP as specified in published FDA regulations. The FDA monitors compliance with GMP by requiring manufacturers to register with the FDA, which subjects them to periodic unannounced FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations.

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

     The export and sale of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. A device under a U.S. IDE may be exported to any country, so long as its import to the receiving country complied with its requirements, and so long as at least one of the industrialized countries has ageeed to its import. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For countries in the European Union, in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark. The Company expects to obtain the right to affix the CE Mark to its products in 1997. There can be no assurance that Possis will be able to obtain regulatory approvals or clearances for its products in foreign countries.


Employees

     As of September 30, 1996, the Company had 138 full-time employees and five contract employees. Of these full-time employees, 35 are in research and development, 69 are in manufacturing and production, 8 are in quality systems, 5 are in facilities/maintenance, and 21 are in management or administrative positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 2.  Properties:

     The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of clean manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 8 of Notes to Consolidated Financial Statements in Part II,
Item 8.

Item 3.  Legal Proceedings:

None

Item 4.  Submission of Matters to a Vote of Security-Holders:

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Name           Age                    Position
Robert G. Dutcher     51    Director, Chief Executive Officer and President
Joseph J. Afryl Jr.   48    Vice President, Sales and Marketing
Russel E. Carlson     50    Vice President, Finance and Chief Financial Officer
Irving R. Colacci     43    Vice President, Human Resources, General Counsel
                               and Secretary
William J. Drasler    47    Vice President, Research and Development
James D. Gustafson    40    Vice President, Quality Systems and
                               Regulatory/Clinical Affairs
Robert J. Scott       51    Vice President, Manufacturing Operations

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

     Joseph J. Afryl Jr has served as Vice President of the Company since April 1994. Prior to joining the Company, Mr. Afryl served as Vice President of Sales and Marketing for Bio-Vascular, Inc. from July 1992 to March 1994, as Director of Sales for Angeion Corporation from September 1991 through July 1992, and as Director of Marketing at St. Jude Medical, Inc. from May 1987 to September 1991. Each of these companies is a manufacturer of medical devices.

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

     Irving R. Colacci has served as Secretary and Corporate Counsel of the Company since July 1988 and as Vice President and General Counsel since December 1993. Prior to joining the Company, Mr. Colacci had been an attorney at Dorsey & Whitney LLP

     William J. Drasler has served as Vice President of the Company since December 1993 and as Vice President of Research and Development and Director of New Product Development of Possis Holdings, Inc. since 1986. Prior to joining the Company, Dr. Drasler had served as an engineering and program manager at SciMed Life Systems, Inc. since 1983. Dr. Drasler received a Ph.D. in biomedical engineering and a M.S. in chemical engineering from the University of Minnesota.

     James D. Gustafson has served as a Vice President of the Company since January 1, 1994 and has been Director of Quality Systems and Regulatory/Clinical Affairs for Possis Holdings, Inc. since June 1993. Prior to joining the Company, Mr. Gustafson had served as a Manager of Clinical and Regulatory Affairs and of Clinical Programs at St. Jude Medical, Inc., a medical device manufacturer, since June 1989, and as a Senior Clinical Scientist at Shiley, Inc., Irvine, California, since March 1985. Mr. Gustafson received a master's degree in management from University of Redlands and a master's degree in biology from the University of California at Irvine.

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

                                                      PART II


     Item  5.   Market  for  the   Registrant's   Common   Equity  and   Related
StockholderMatters:

     The Company had 1,781 common shareholders of record at July 31, 1996. The common stock is traded on The Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 1996 and 1995 are presented below:

                                                          1996                          1995
                                                   High          Low             High          Low
QUARTER:
        First...............................      17-5/8        12-1/4           6-3/4         5-1/2
        Second..............................      18-1/4        13-3/4           8-1/4         5-1/2
        Third...............................      19-3/4        14-1/8           9-1/4         6-3/8
        Fourth..............................      21-3/4        12-7/8          14-7/8         9-1/8

     Additional information is contained in Note 5 of Notes to Consoldiated Financial Statements included in Part II, Item 8.

     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES

In Thousands Except Earnings Per Share Data
                                                 1996            1995         1994         1993       1992
INCOME STATEMENT DATA:
Operating revenues-
     Continuing operations..................     $1,606          $3,207       $6,315       $8,342     $7,079
Net income (loss):
     Continuing operations..................     (8,578)         (5,153)      (1,246)        (181)       471
     Discontinued operations................        405             421          523       (1,331)       153
Net income (loss) per common share:
     Continuing operations..................       (.74)          (.53)         (.15)        (.02)       .06
     Discontinued operations................        .04            .04           .06         (.16)       .02
Weighted average shares outstanding.........     11,611           9,726        8,436        8,361      8,238

BALANCE SHEET DATA:
    Working capital.........................    $24,780          $6,846       $4,007       $5,183     $6,103
    Total assets............................     29,361          10,321        8,882       11,472     11,133
    Long-term debt,
        excluding current maturities........         39              93           80        1,279      1,313
    Shareholders' equity....................     27,597           8,648        5,684        5,947      6,969

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales (the "St. Jude Royalties"). See Note 6 of Notes to Consolidated Financial Statements contained in the Annual Report. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Notes 2 and 12 of Notes to Consolidated Financial Statements contained in the Annual Report. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decrease due to a pacemaker lead technology shift. In connection with this sale, the Company received $1.1 million in cash and the right to receive royalty payments over a twelve-month period. See Note 11 of Notes to Consolidated Financial Statements contained in the Annual Report. The sale of the pacemaker lead business has enabled Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials in the United States and in early stages of commercialization in Europe, Japan and Canada.

     Over the past three fiscal years, the Company has transitioned its revenue stream from pacemaker leads and royalty revenues to revenues from the sale of its new products and related sales agreements. The resulting cash flow, together with the approximately $34.0 million net proceeds from the Company's 1994 and 1995 Common Stock offerings, has been used to fund the Company's operations, including research and development related to its products. With the sale of its pacemaker lead business and the expiration of royalty payments from St. Jude in March 1995, Possis does not expect to become profitable unless it achieves significant sales outside the United States and its products receive United States Food and Drug Agency ("FDA") marketing approval. There can be no assurance that significant sales or marketing approvals will occur.

Results of Operations

Fiscal Years ended July 31, 1996, 1995 and 1994

     Total revenues decreased 50% in fiscal 1996 and 60% in fiscal 1995 compared to the prior years. Significant factors in the revenue declines were the March 1994 sale of the Company's pacemaker leads business and the ending of the St. Jude Royalties in March 1995. Fiscal 1996 medical products revenues are primarily non-U.S. sales of the AngioJet Thrombectomy System to prominent physicians for early clinical use. The Company also made the initial shipments of Perma-Flow and Perma-Seal Grafts to Baxter Healthcare Corporation and C. R. Bard, respectively, the Company's product marketing partners, both of which are expected to begin product sales outside the United States in fiscal 1997. Sales agreement revenue received during fiscal 1996 and fiscal 1995 from Baxter Healthcare Corporation and C. R. Bard was $0.2 million and $1.0, respectively. The Company believes that future revenues will come primarily from the sale of its current products.

     Cost of medical products for the years ended July 31, 1996, 1995 and 1994 includes manufacturing start-up expenses of approximately $4.5 million, $3.0 million and $2.3 million, respectively. The Company's products incorporate new technology and their manufacture requires the development of new processes and equipment. Manufacturing start-up expense includes excess labor and material costs, higher than normal levels of scrap product and unabsorbed manufacturing overhead expense. Additional start-up expenses are expected as the Company continues to refine its manufacturing processes and until the Company begins to produce its products in higher volumes.

     Selling, general and administrative expense increased 44% to $3.1 million in fiscal 1996 from $2.1 million in fiscal 1995 which increased 24% from $1.7 million in fiscal 1994. The increases in both years result from a 65-70% annual growth in sales and marketing expenditures for personnel, travel, conventions and related expenses necessary to broaden non-U.S. distribution and to prepare for FDA marketing clearance of its initial products. The Company expects continued increases in sales and marketing expenditures as it builds a United States direct sales organization to sell the AngioJet Thrombectomy System and as it develops the distribution systems for its other products.

     Research and development expenditures declined 4% in fiscal 1996 and 12% in fiscal 1995 from prior year spending. The Company's research activities over the last three years have been primarily focused on completing the development of its thrombectomy system and two graft products, including product and process development, FDA-required human clinical trials and filing U.S. product registrations on two products. In addition, the Company has a program to screen new product ideas and identify new product and business opportunities for the future. FDA regulatory, clinical study and product registration costs were 15% of total research and development spending in fiscal 1994 and increased to 68% of total spending in fiscal 1996 as the Company has moved into mid and later stages of the clinical process on its products. Total research and development expenditures are expected to grow in future years.

     Interest expense has decreased to approximately $14,000 in fiscal 1996 from $24,000 in fiscal 1995 and $124,000 in fiscal 1994. The Company used a portion of the proceeds from its fiscal 1995 stock offering to retire $500,000 of debt in early fiscal 1995. The Company incurred a loss of approximately $64,000 in fiscal 1996 on the sale of a U.S. government security. The sale proceeds were reinvested in government securities offering a greater return.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments were approximately $23.5 million at July 31, 1996, an increase of $16.8 million from the prior year. The primary factor in the improved cash position was the completion in October 1995 of a stock offering of 1,971,258 shares of common stock by the Company netting the Company approximately $26.7 million.

     During fiscal 1996, cash used in operating activities was $8.8 million, which resulted primarily from an $8.2 million net loss and a $1.9 million increase in receivables, inventories and other current assets, offset by depreciation, amortization of goodwill, stock compensation and an increase in trade accounts payable totaling $1.1 million. Cash used in investing activities was $15.6 million, which resulted primarily from net purchases of marketable securities of $14.8 million and additions to plant and equipment of $1.5 million, offset by the proceeds from the sale of discontinued operations of $589,000. Fiscal 1996 additions to plant include approximately $1.2 million associated with the Company's April 1996 relocation to a larger leased facility. Proceeds from discontinued operations increased $240,000 in fiscal 1996 as a result of the prepayment by Advanced Technical Services, Inc. ("ATS") of the notes receivable and estimated remaining royalty payments in connection with the sale of ATS. See Note 2 of Notes to Consolidated Financial Statements. Net cash provided by financing activities of $26.7 million resulted primarily from the Company's October 1996 common stock offering netting approximately $26.7 million.

     During fiscal 1995, cash used in operating activities was $1.9 million, which resulted principally from the net loss of $4.7 million and a decrease in accrued and other current liabilities of $1.1 million, offset by depreciation, amortization of goodwill and stock compensation totaling $546,000 and a decrease in accounts receivable of $3.2 million. Cash used in investing activities was $1.5 million, which resulted primarily from net purchases of marketable securities of $1.3 million and additions to plant and equipment of $562,000, offset by proceeds from the sale of discontinued operations of $350,000. Net cash provided by financing activities of $7.1 million resulted principally from the September 1994 common stock offering of $7.2 million, the exercise of stock options of $297,000 and proceeds from notes payable of $116,000, offset by the repayment of long-term debt of $595,000.

     During fiscal 1994, cash used in operating activities was $1.2 million, which resulted principally from a net loss before gains on the sale of the pacemaker lead business and real estate of approximately $2.3 million and decreases in accounts payable and accrued and other current liabilities of $825,000, offset by depreciation, amortization of goodwill and stock compensation totaling $665,000 and a decrease in accounts receivable of $1.5 million. Cash provided by investing activities was $2.9 million, including primarily proceeds from the sale of discontinued operations of $1.1 million and proceeds from the sale of real estate and the pacemaker lead business of $1.2 million and $1.1 million, respectively, offset by additions to plant and equipment of $554,000. Net cash used in financing activities of $460,000 resulted principally from repayment of long-term debt of $803,000 offset by proceeds from notes payable of $144,000 and proceeds from the issuance of stock and exercise of options and warrants of $199,000.

     The Company is growing non-U.S. sales of its current products, but sales to date have been limited to influential healthcare professionals to gain clinical experience. The thrombectomy system clinical experience base has grown and the Company believes non-U.S. sales will increase in countries where the Company has distributor presence and will also increase as the Company broadens its distribution to new countries. Non-U.S. marketing of the Company's two graft products is expected to begin in fiscal 1997. To sell its products in the United States, the Company must first obtain a clearance or an approval from the FDA. The Company expects to receive marketing clearance for one and possibly two of its products during fiscal 1997, which the Company believes will result in increased product sales. The Company can provide no assurance that it will obtain the U.S. FDA clearances and approvals required to sell its products in the United States in a timely manner or at all.

     The Company expects it will report another loss in fiscal 1997 as it continues to incur significant U.S. clinical trial expenses and manufacturing and sales and marketing start-up costs. The Company believes that the capital available at July 31, 1996 plus the expected product sales and revenues from sales agreements will provide sufficient cash to fund expected losses and meet other cash usage needs until such time as it generates positive cash flow. The Company can provide no assurance, however, that it will ever become profitable.

Item 8.  Financial Statements and Supplementary Data:









INDEPENDENT AUDITORS' REPORT


To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the Company) as of July 31, 1996 and 1995 and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended July 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Minneapolis, Minnesota
September 6, 1996

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                       July 31, 1996            July 31, 1995
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Note 1)............................      $ 7,688,507            $ 5,450,057
    Marketable securities (Note 1)................................       15,838,543              1,270,654
    Receivables:
      Trade (less allowance for doubtful accounts:
          $60,000 and $27,000, respectively)......................          389,983                 14,976
      Notes receivable (Note 2)...................................           --                    123,918
      Other.......................................................          218,154                204,297
    Inventories (Note 1):
      Parts.......................................................          755,081                489,418
      Work-in-process.............................................          898,721                427,495
      Finished goods..............................................          466,985                 94,101
    Prepaid expenses and other assets.............................          207,156                191,535
           Total current assets...................................       26,463,130              8,266,451


PROPERTY (Notes 1 and 3):
    Leasehold improvements........................................        1,090,935                175,556
    Machinery and equipment.......................................        2,782,287              2,287,755
    Assets in construction........................................           92,743                300,377

                                                                          3,965,965              2,763,688
    Less accumulated depreciation.................................       (1,482,233)            (1,303,021)
         Property - net...........................................        2,483,732              1,460,667

OTHER ASSETS:
    Goodwill (Note 1).............................................          413,922                485,922
    Notes receivable (Note 2).....................................            --                   108,153

TOTAL ASSETS......................................................      $29,360,784            $10,321,193



See notes to consolidated financial statements.

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (continued)

                                                                             July 31, 1996       July 31, 1995
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable.............................................         $317,905              $159,365
    Accrued salaries, wages, and commissions...........................          725,988               693,402
    Current portion of long-term debt (Note 3).........................           73,386                82,925
    Other liabilities (Note 3).........................................          566,313               484,597
              Total current liabilities................................        1,683,592             1,420,289

DEFERRED REVENUE (Note 2)..............................................           41,768               132,912

LONG-TERM DEBT (Note 3)................................................           38,569                92,955

OTHER LIABILITIES......................................................           --                    27,380

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 5):
    Common stock-authorized, 20,000,000
        shares of $ .40 par value each; issued and outstanding,
        12,052,644 and 9,970,031shares, respectively...................        4,821,058             3,988,013
    Additional paid-in capital.........................................       40,688,535            14,201,925
    Unearned compensation..............................................         (102,690)              (50,387)
    Unrealized loss on investments.....................................         (145,276)               --
    Retained deficit...................................................      (17,664,772)           (9,491,894)
          Total shareholders' equity...................................       27,596,855             8,647,657
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................      $29,360,784           $10,321,193


See notes to consolidated financial statements.

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                YEARS ENDED JULY 31


                                                                    1996                1995           1994
REVENUES:
     Medical products (Notes 9 & 10).........................    $1,156,170           $229,984      $3,140,335
     Net heart valve patent payments (Note 6)................        --              1,817,388       2,998,091
     Royalty payments relating to
         pacemaker lead business (Note 11)...................        --                410,118         176,292
     Sales agreement revenue (Note 13).......................       450,000            750,000          --
     Gain on sale of pacemaker lead
         business (Note 11)..................................        --                --              647,816
     Gain on sale of real estate (Note 12)...................        --                --              957,573
         Total revenues......................................     1,606,170          3,207,490       7,920,107

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products ...............................     5,256,179          3,334,589       3,675,461
     Selling, general and administrative.....................     3,052,422          2,116,251       1,705,662
     Research and development (Note 9).......................     3,167,013          3,297,524       3,745,762
     Interest................................................        14,296             23,568         124,104
         Total cost of sales and other expenses..............    11,489,910          8,771,932       9,250,989

Operating Loss ..............................................    (9,883,740)        (5,564,442)     (1,330,882)

Interest income..............................................     1,369,453            411,696          84,639
Loss on sale of  investments.................................       (64,007)           --               --
Loss from continuing operations..............................    (8,578,294)        (5,152,746)     (1,246,243)

Income from discontinued operations - net (Note 2)...........       405,416            420,901         523,504
Net Loss ....................................................   $(8,172,878)       $(4,731,845)      $(722,739)

Weighted average number
     of common shares outstanding............................    11,611,070          9,726,105       8,435,818
Earnings (loss) per common share:
     Continuing operations...................................         $(.74)             $(.53)          $(.15)
     Discontinued operations.................................           .04                .04             .06
     Net Loss                                                         $(.70)             $(.49)          $(.09)

See notes to consolidated financial statements.

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                YEARS ENDED JULY 31
                                                                               1996             1995               1994
OPERATING ACTIVITIES:
     Net loss ......................................................       $(8,172,878)     $(4,731,845)        $(722,739)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Loss on sale of marketable securities..........................            64,007           --                --
     Gain on sale of discontinued operations........................            --               --               (68,123)
     Loss on disposal of assets.....................................            24,239            5,631               245
     Gain on sale of lead business..................................            --               --              (647,816)
     Gain on sale of real estate....................................            --               --              (957,573)
     Depreciation...................................................           395,132          361,024           353,584
     Amortization of goodwill.......................................            72,000           72,000            72,000
     Stock compensation.............................................           505,432          113,298           238,930
     (Increase) decrease in receivables.............................          (741,886)       3,157,870         1,537,092
     (Increase) decrease in inventories.............................        (1,109,773)          32,610           (18,722)
     (Increase) decrease in other current assets....................           (19,968)          56,493          (159,734)
     Increase (decrease) in trade accounts payable..................           158,540           44,006          (457,786)
     Decrease in accrued and other current liabilities..............            (4,225)      (1,059,792)         (367,340)
         Net cash used in operating activities......................        (8,829,380)      (1,948,705)       (1,197,982)

INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations..................           589,441          349,679         1,111,792
     Additions to plant and equipment...............................        (1,453,379)        (561,817)         (553,506)
     Proceeds from sale of fixed assets.............................            10,945            2,728               430
     Proceeds upon disposal of real estate..........................            --                 -            1,200,000
     Proceeds upon sale of lead business............................            --                 -            1,100,000
     Purchase of marketable securities..............................       (17,992,853)     (11,431,373)         --
     Proceeds from sale/maturity of marketable securities...........         3,215,681       10,160,719          --
     Net cash provided by (used in)
         investing activities.......................................       (15,630,165)      (1,480,064)        2,858,716

FINANCING ACTIVITIES:
     Proceeds from notes payable....................................            19,000          115,673           143,928
     Repayment of long-term debt....................................           (82,925)        (594,530)         (803,136)
     Proceeds from issuance of stock and exercise
         of options and warrants....................................        26,761,920        7,588,335           198,988
     Net cash provided by (used in)
         financing activities                                               26,697,995        7,109,478          (460,220)


INCREASE  IN CASH AND CASH EQUIVALENTS..............................         2,238,450        3,680,709         1,200,514

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.........................................................         5,450,057        1,769,348           568,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................        $7,688,507       $5,450,057        $1,769,348

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest.........................................           $14,296          $23,568          $130,313
     Inventory transferred to fixed assets..........................            19,983           30,473            21,298

See notes to consolidated financial statements.

                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF
                                          CHANGES IN SHAREHOLDERS' EQUITY


                                          Common Stock           Additional    Unearned     Unrealized
                                   Number of                      Paid-in       Stock        Loss on       Retained
                                    Shares         Amount         Capital     Compensation  Investments     Deficit          Total

BALANCE AT JULY 31, 1993........  8,419,803     $3,367,921      $6,912,420     $(295,668)       --        $(4,037,310)   $5,947,363


    Employee stock purchase
         plan...................     16,019          6,408          95,714        --            --             --           102,122
    Stock options issued to
        directors (Note 5)......       --             --            62,100        --            --             --            62,100
    Stock options exercised.....     20,430          8,172         109,855        --            --             --           118,027
    Unearned stock compensation
        amortization............       --             --              --         176,832        --             --           176,832
    Net loss....................       --             --              --          --            --         (722,739)      (722,739)
BALANCE AT JULY 31, 1994........  8,456,252      3,382,501       7,180,089      (118,836)       --         (4,760,049)     5,683,705


    Employee stock purchase
       plan.....................     10,932          4,373          65,319         --           --             --            69,692
    Stock options issued to
      directors (Note 5)........       --             --            44,849         --           --             --            44,849
    Stock options exercised.....    147,000         58,800         640,021                                                  698,821
    Stock retired...............    (58,281)       (23,312)       (378,229)        --           --             --          (401,541)
    Stock bonus.................     11,628          4,651          59,303         --           --             --            63,954
    Stock offering..............  1,402,500        561,000       6,590,573         --           --             --         7,151,573
    Unearned stock compensation
      amortization..............       --             --              --          68,449        --             --            68,449
    Net loss....................       --             --              --           --           --         (4,731,845)   (4,731,845)

BALANCE AT JULY 31, 1995........  9,970,031      3,988,013      14,201,925       (50,387)       --         (9,491,894)    8,647,657

    Employee stock purchase
         plan...................     17,194          6,878         106,537         --           --              --          113,415
    Stock options issued to
        directors and distributors
        (Note 5)................       --             --           292,240         --           --              --          292,240
    Stock options exercised.....    123,800         49,520         858,030         --           --              --          907,550
    Stock retired..............     (47,639)       (19,056)       (857,074)        --           --              --         (876,130)
    Stock grants................     18,000          7,200         206,015      (265,500)       --              --          (52,285)
    Stock offering..............  1,971,258        788,503      25,880,862         --           --              --       26,669,365
    Unearned stock compensation
        amortization............       --             --              --         213,197        --              --          213,197
    Unrealized loss on investments     --             --              --           --        (145,276)          --         (145,276)
    Net loss....................       --             --              --           --           --         (8,172,878)   (8,172,878)

BALANCE AT JULY 31, 1996........ 12,052,644     $4,821,058     $40,688,535     ($102,690)   ($145,276)   ($17,664,772)  $27,596,855

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation The accompanying consolidated financial statements include the accounts of Possis Medical, Inc. (the Company) and its wholly-owned subsidiaries, Possis Holdings, Inc., JEI Liquidation, Inc.(Jet Edge) (Note 2) and Possis Medical Europe B.V., after elimination of intercompany accounts and transactions.

     The Company is a developer, manufacturer and marketer of medical devices. The Company was incorporated in 1956 and has operated several businesses over the last 40 years. In 1990 the Board of Directors decided to focus on medical products, which led to the sale of the Technical Services Division in 1991 and the Jet Edge industrial waterjet business in 1994. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decline due to a pacemaker lead technology shift. The name of the Company was changed to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary (Possis Medical Europe B.V.) in the Netherlands to support international product distribution.

     The Company's thrombectomy and graft products utilize new technology and the production processes and production equipment used to manufacture them are unique and have been designed and constructed by Company employees. In addition, the medical device industry is subject to the laws and oversight of the United States Food and Drug Agency ("FDA") as well as non-U.S. regulatory bodies in countries where the Company does business.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories Inventories are stated at the lower of cost (on the first-in, first-out basis) or market.

     Property, Depreciation, and Amortization Property is carried at cost and depreciated using the straight-line method over estimated useful lives of the assets at the following annual rates:

  Leasehold improvements   .............................           3-10%
  Machinery and equipment   .............................          10-25%

     Goodwill Goodwill is being amortized on a straight-line basis over 13-1/2 years, based on the remaining life of patent rights related to the Perma-Flow Graft acquired in 1988. Accumulated amortization at July 31, 1996 and 1995 was $573,500 and $501,500, respectively.

     Income Taxes The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Certain items are accounted for tax purposes in a different period than for financial statement purposes.

     Revenue Recognition Revenue associated with medical products sales is recognized when products are shipped. Heart valve patent revenue and royalty payments related to the pacemaker leads business sale were accrued based on estimated sales of the companies making the royalty payments. Revenue under product supply and distribution agreements is recognized when the required milestones have been achieved.

     Fair Value of Financial Instruments Marketable securities are carried at fair value. The carrying value of all other financial instruments, except long-term debt, approximates fair value due to the short-term nature of the instrument. The carrying value of long-term debt approximates fair value due to the fixed interest rates being consistent with current market rates of interest.


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

     Marketable Securities Effective August 1, 1994 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All Company securities as of July 31, 1996 are classified as available-for-sale and consist primarily of U.S. government securities. These investments are reported at fair value with a net unrealized loss of $145,276 included in shareholders' equity. These securities have maturity dates ranging from January 15, 1997 to March 5, 2001. The Company utilizes the specific identification method in computing gains or losses. During 1996 the Company sold available-for-sale securities aggregating approximately $1,941,000, realizing a loss of $64,007. There was no material difference between amortized cost and fair value for the marketable securities at adoption or at July 31, 1995.

     Impairment of Long-Lived Assets SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued in March 1995 and will be adopted by the Company in fiscal 1997. The Company does not expect that adoption of this Standard will have a material impact on the consolidated financial statements.

     Stock-Based Compensation SFAS No.123, "Accounting for Stock-Based Compensation," was issued in October 1995 and must be adopted no later than fiscal 1997, except for transactions with nonemployees which is effective for all transactions entered into subsequent to December 15, 1996. The Company intends to continue to measure compensation cost for employee-based stock compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will follow the disclosure requirements of SFAS No. 123 beginning in fiscal 1997.

2.   DISCONTINUED OPERATIONS

     Waterjet Equipment In January 1994, the Company sold its waterjet equipment business (Jet Edge) to TC/American Monorail, Inc. The sale resulted in a book gain of $68,123. Technical Services On September 29, 1991, the Company sold its Technical Services division to Advance Technical Services, Inc. (ATS), which is 51% owned by a former officer of the Company. Under the terms of the sale, the Company received approximately $550,000 in cash and a note of $250,000 for the net assets of the business and realized a gain of $66,517. In addition, the Company will receive a percentage of ATS's annual revenues in excess of a specified amount through September 1996, up to a maximum of $2,000,000. These amounts are recognized as income when received or when collection is reasonably assured. As part of the sale, the Company also received $200,000 in cash and a note of $500,000 for an agreement not to compete for a five-year period; income from this agreement is recognized ratably over the period of the agreement.

     During 1996, ATS prepaid the notes receivable and the estimated remaining royalty payments in connection with the sale of ATS. At July 31, 1996, the only remaining balance outstanding related to the Company's sale of ATS is deferred revenue of $41,768 related to estimated royalties from August and September of 1996.

     Notes receivable related to the Technical Services division at July 31, 1995 are as follows:

                                                                              1996                 1995
     9% note receivable, due in 20 quarterly
        installments of principal and interest
        through October 1, 1996.......................................... $    --                 $62,500
     Note receivable, no interest, principal
        due in five equal annual installments
        on October 1, 1992 through
        October 1, 1996..................................................      --                 200,000
      Discount on noninterest bearing note
        (amortized over the term of the note)............................      --                 (30,429)

                                                                               --                 232,071
      Less current portion                                                     --                (123,918)


                                                                          $    --                $108,153

     Income from Discontinued Operations Operating results of the waterjet equipment business and Technical Services division were as follows for the years ended July 31, 1996, 1995 and 1994:

                                                                     1996          1995            1994
     Sales  .....................................................  $   --        $   --        $3,400,170
     Income from operations......................................  $    225      $ 87,306      $  142,259
     Amortization of not-to-compete
        agreement................................................   154,647       113,916         113,916
     Percentage of ATS's revenues................................   250,544       219,679         199,206
        Income before income taxes...............................   405,416       420,901         455,381
     Gain on disposal of Jet Edge................................       --           --            68,123
     Income from discontinued operations ........................  $405,416      $420,901      $  523,504


3.   OTHER CURRENT LIABILITIES AND LONG-TERM DEBT

     Other current liabilities at July 31, 1996 and 1995 are as follows:

                                               1996               1995
Animal trial expense ..................... $ 23,292           $  19,344
Clinical trial expense ...................  378,638             243,202
Legal fees................................   15,183              96,900
Other.....................................  149,200             125,151
                                           $566,313           $ 484,597

     Long-term debt at July 31, 1996 and 1995 is as follows:
                                              1996               1995

Notes payable, interest at 8.25%-10.15%,
  principal and interest payable monthly,
  final payments due between February 1997
  and December 1998, collateralized by
  the Company's equipment.................   $92,955            $175,880
Noninterest bearing note payable, principal
  repaid in 10 equal quarterly payments
  beginning January 1997, final payment
  due April 1999, unsecured................   19,000                 --
                                             111,955             175,880
       Less current maturities.............  (73,386)            (82,925)

                                             $38,569             $92,955

     Maturities of long-term debt are $73,386 in 1997, $28,356 in 1998 and $10,213 in 1999.

     4.  INCOME  TAXES
      At July 31, 1996, the Company has net operating loss carryforwards of approximately $14,145,000 for federal tax purposes which expire in 2003 through 2011 and $5,138,000 for Minnesota tax purposes which expire in 2003 through 2011.

     In addition, at July 31, 1996 the Company has approximately $1,441,000 in federal tax credits, substantially all of which is a research and development tax credit, which expire from 1999 through 2011, and a $65,182 AMT credit which does not expire.

     Deferred tax assets and liabilities as of July 31, 1996 and 1995 are described in the table below. The Company has not recorded any net deferred tax assets due to the uncertainty of realizing such assets:

                                                         1996            1995
Current assets (liabilities):
Allowance for doubtful accounts..................... $  20,000     $   10,000
Inventory...........................................   302,000        294,000
Accrued vacation....................................    34,000         45,000
Other  .............................................    80,000         31,000
                                                       436,000        380,000
Less valuation allowance                              (436,000)      (380,000)
Net    ............................................. $   --        $    --
Long-term assets:
Net operating losses................................ $4,891,000    $2,912,000
Amortization of patents.............................    142,000       122,000
Tax credits.........................................  1,506,000     1,480,000
Depreciation........................................    (74,000)        4,000
                                                      6,465,000     4,518,000
Less valuation allowance............................ (6,465,000)   (4,518,000)
Net    ............................................. $   --        $    --

     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 1996, 1995 and 1994 as follows:

                                                       1996             1995           1994
Tax benefit on loss from
 continuing operations computed at
 statutory rate of 34%..........................   $(2,916,620)     $(1,751,930)     $(423,640)
Decrease in tax benefit due to nonrecognizable
 benefits of net operating loss
 carryforwards..................................     2,916,620        1,751,930        423,640
Total income tax expense
 continuing operations..........................   $     --         $     --         $   --

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

     The total number of shares of stock reserved and available for distribution under the 1992 Plan originally was 600,000 shares, a maximum of 350,000 of which may be issued as Incentive Stock Options. The total number of shares reserved and available for distribution under the plan was increased annually on January 2, 1993, 1994 and 1995, by 1% of the number of shares of the Company's common stock outstanding at July 31 of the prior fiscal year. In 1995 the Company amended the 1992 Stock Compensation Plan by increasing the number of common shares issuable under the plan each year from 1% to 2% of the total number of shares outstanding at July 31 of the prior fiscal year. In addition, the number of common shares issuable as Incentive Stock Options under the plan was increased to 1,000,000. At July 31, 1996, there were 1,587,519 shares reserved and 1,024,531 shares available for granting under the 1992 Plan.

     In 1983, the Company established an Incentive Stock Option Plan. A maximum of 545,000 shares were authorized under the plan at an option price of at least 100% of the fair market value at date of grant. The options become exercisable at date of grant, except for those options granted after March 17, 1985, which vest ratably over a three or four year period. All options expire ten years from date of grant.

     In 1985, the Company established a Nonqualified Stock Option Plan under which a maximum of 200,000 shares were authorized to be granted at a price of at least 100% of the fair market value at date of grant. The options vest ratably over a three or four year period and expire not more than ten years from date of grant.

     In fiscal 1996, 1995 and 1994, the Company granted 4,760, 11,574 and 16,560 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options were granted under the 1992 Plan.

     A summary of changes in outstanding options for each of the three years ended July 31, 1996 follows:

                                                                    1996             1995         1994
     Shares under option at
        beginning of year..................................        728,102         880,478       761,835
     Options granted - 1992 plan...........................        254,660          33,374       163,560
     Options granted - Non plan............................         55,000          --            --
     Options exercised.....................................       (123,800)       (147,000)      (23,417)
     Options canceled......................................        (14,175)        (38,750)      (21,500)
     Shares under option at end of year....................        899,787         728,102       880,478
     Shares exercisable at end of year.....................        348,204         497,841       551,603
     Exercise price of options granted.....................      $8.75-17.50     $3.875-7.75    $3.75-7.50
     Exercise price of options exercised...................      $2.75-14.625    $2.625-11.38   $2.75-8.625
     Market price of options exercised.....................      $13.75-21.25    $6.25-13.625   $5.71-10.25
     Aggregate market value of options
        exercised..........................................     $2,245,906      $1,180,469      $153,587

     In 1993, the Company granted 37,000 shares of restricted stock to employees under the terms of the 1992 Plan, which vest 7,400 shares each on December 2, 1993 and on June 3, 1994, 1995, 1996 and 1997. Approximately $128,000 was
accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, with the exception of those shares that vested December 2, 1993, unvested shares are forfeited. Unearned compensation of $342,250 was recorded at the date of grant and is being recognized over the vesting period. In addition, the Company issued 5,717 shares of deferred stock under the 1992 Plan which were fully vested at July 31, 1993. In 1996 the Company granted 18,000 shares of restricted stock to employees which vest 9,000 shares each on June 3, 1996 and 1997, under terms similar to the 1993 grants. Approximately $112,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. Unearned compensation of $265,540 was recorded at the date of grant and is being recognized over the vesting period. In fiscal 1996, 1995 and 1994, total compensation expense of $213,197, $68,449 and $176,832, respectively, was recognized on these shares.

     During 1996, the Company issued options to purchase 55,000 shares of common stock to various distributors of the Company's products. The options are exercisable at $12.56 - $14.39 per share and expire in 2001. SG&A expense of approximately $251,000 was recorded in connection with these transactions.

     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase an aggregate of 26,400 shares of the Company's common stock at $8.52 a share were outstanding at July 31, 1996. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for a specified period.

     On September 15, 1994, warrants to purchase 120,000 shares of common stock at $6.90 per share were issued to John G. Kinnard & Company in conjunction with the Company's September 1994 public stock offering. As of July 31, 1996, all such warrants were outstanding.

     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 17,194 shares in 1996, 10,932 shares in 1995 and 16,019 shares in 1994 under this plan.

     6. RELATED-PARTY  TRANSACTIONS
     The Company and St. Jude Medical, Inc. (St. Jude), an unrelated corporation, entered into an agreement under which the Company transferred to St. Jude its entire right, title, and interest in the patents relating to a prosthetic heart valve developed by Z. C. Possis, former Chief Executive Officer of the Company, on his own time and without consideration. Under the terms of the agreement, St. Jude remitted royalty payments to the Company through March 14, 1995 equal to 2% of St. Jude's total net sales of heart valves in excess of $4,052,000 per year. The Company paid 25% of such payments to a group of individuals including a shareholder of the Company, three relatives of Z. C. Possis and four unrelated persons and 11.25% (7.5% through February 1992) to Z.
C. Possis or his estate.

     7. 401 K PLAN
     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed one year of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 1996, 1995, and 1994 were $90,114, $77,907 and $98,417, respectively.

     8. LEASE COMMITMENTS
     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in 2006. Rental payments under the lease are guaranteed by a letter of credit in the amount of $20,000 at July 31, 1996. Rental expense charged against earnings was $329,340 in fiscal 1996, $379,706 in fiscal 1995, and $340,342 in fiscal 1994. The future annual rentals on this operating lease are $242,000 per year through 2006. The lease is noncancelable before April 2001, after which it can be canceled with notice and payment of a termination fee.

     9.  RESEARCH  AND  DEVELOPMENT
     The Company has had agreements for joint funding of certain research and development costs related to the Company's products and projects. In connection therewith, the Company recorded medical products revenue of approximately $576,000 in fiscal 1994 in exchange for the rights to the use of certain technology and products.

     10. SALES TO MAJOR CUSTOMERS
     The Company's continuing operations are in one segment, the design, manufacture and distribution of cardiovascular and vascular medical devices. Approximately 80% of medical product sales are to foreign customers. In 1996, sales to four customers amounted to 21%, 17%, 14% and 12% of medical products revenues, and the receivables related to these customers were 21%, 2%, 0%, and 6% of total receivables, respectively. In 1995, sales to two customers amounted to 62% and 15% of medical products revenues and in 1994, sales to two customers totaled 70% and 14% of medical product revenues.

     11. SALE OF PACEMAKER  LEADS  BUSINESS
     On March 18, 1994, the Company sold the assets of the pacemaker lead product line to Innovex, Inc. The Company received $1,100,000 in cash in exchange for $451,786 in inventories and fixed assets, recording a gain of $647,816. In addition, the Company received a 75% royalty on gross sales of certain leads and related services for one year. The pacemaker leads was a product line and component of the medical products segment. Since other components of this segment (research and development activities and initial production of new products) are continuing, the sale of the lead business has not been reported as a discontinued operation.

     12. SALE OF REAL ESTATE
     In March 1994, the Company closed on the sale of its land, buildings and leasehold improvements associated with the Jet Edge business to TC/American Monorail, Inc. The property sold for $1,200,000 and the Company recorded a gain on the sale of $957,573. All Company operations are now conducted at the leased facility in Coon Rapids, Minnesota.

     13.  PRODUCT SUPPLY AND  DISTRIBUTION  AGREEMENTS
     On December 30, 1994, the Company executed a Supply and Distribution Agreement with Bard Vascular Systems Division, C.R. Bard, Inc. ("Bard"). This Agreement grants to Bard exclusive worldwide sales and marketing rights to the Possis Perma-Seal Dialysis Access graft for an initial 10-year term, renewable for the life of applicable patents. Under this Agreement, through July 31, 1996, the Company has received $1,000,000 and will receive up to an additional $1,500,000 if the Company achieves certain additional regulatory and commercialization milestones.

     On March 15, 1996 the Company entered into a Distribution Agreement with Baxter Healthcare Corporation ("Baxter"). This Agreement grants Baxter exclusive worldwide distribution rights to the Possis Perma-Flow Coronary Bypass Graft for a three-year term. Under this Agreement, through July 31, 1996, the Company received $200,000 and will receive up to an additional $400,000, $200,000 on each of the first and second anniversary dates of agreement signing, as long as the agreement is in effect.


     Item 9. Changes in and disagreements with Accountants on Accounting andFinancial Disclosure:

     During fiscal 1995 and 1996, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant:

     Information under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 1996 is in the Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The security ownership of certain beneficial owners and management is in the Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions:

     Information regarding related party transactions is contained in Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

     Consolidated  Statements of  Operations  for each of the three years in the period ended July 31, 1996
     Consolidated Balance Sheets, July 31, 1996 and 1995
     Consolidated  Statements  of Cash Flows for each of the three  years in the period ended July 31, 1996.
     Consolidated  Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 1996.
     Notes to Consolidated Financial Statements

      2. Schedules

     The following financial statement schedules are submitted herewith:

     Consent of independent certified public accountants.

     SCHEDULE VIII - Valuation Accounts

     Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

      3. Exhibits

     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following two pages.

  Exhibit       Form           Date Filed               Description

   3.1          10-K        Fiscal year ended   Articles of incorporation
                            July 31, 1994       as amended and restated to
                                                date

   3.2          S-2         Amendment No.1      Bylaws as amended and restated
                            August 9, 1994      to date

   4.3          10-K        Fiscal year ended   Norwest Equipment Finance, Inc.
                            July 31, 1994       loan agreement, dated January
                                                12, 1994

   10.1         S-1         June 30, 1988       Agreement with St. Jude Medical,
                                                Inc., dated August 2, 1983

   10.2         8-K         February 14, 1994   Asset purchase agreement with
                                                TC/American Monorail, Inc.,
                                                dated January 28, 1994

   10.3         S-2         July 1, 1994        Real estate purchase agreement
                                                with TC/AmericanMonorail, Inc.,
                                                dated January 28, 1994

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

   10.7         S-2         Amendment No.1      License agreement with the
                            August 9, 1994      University of Liverpool, dated
                                                May 10, 1990

   10.8         S-1         June 30, 1988       Form of indemnification
                                                agreement with officers and
                                                directors of Registrant

*  10.9         S-8         February 7, 1990    1983 Incentive Stock Option Plan
                                                as amended to date

*  10.10        S-1         June 30, 1988       1985 Nonqualified Stock Option
                                                Plan as amended to date

Exhibit         Form           Date Filed               Description
*  10.11        10-K       Fiscal year ended    Form of incentive stock option
                           July 31, 1989        agreement for officers

*  10.12        10-K       Fiscal year ended    Form of stock option agreement
                           July 31, 1989        for directors

*  10.13        S-8        December 30, 1992    1992 Stock Compensation Plan

*  10.14        10-K       Fiscal year ended    Form of restricted stock
                           July 31, 1993        agreement for officers (1992
                                                Plan)

*  10.15        10-K       Fiscal year ended    Form of nonqualified stock
                           July 31, 1993        option agreement for officers
                                                (1992 Plan)

*  10.16        10-K       Fiscal year ended    Form of incentive stock option
                           July 31, 1993        agreement for officers (1992
                                                Plan)

*  10.17        10-K       Fiscal year ended    Form of nonqualified stock
                           July 31, 1993        option agreement for 1992
                                                directors' fees (1992 Plan)

*  10.18        10-K       Fiscal year ended    Form of nonqualified stock
                           July 31, 1993        option agreement for 1990
                                                directors' fees

*  10.19        10-K       Fiscal year ended    Form of nonqualified stock
                           July 31, 1993        option agreement for 1989
                                                directors' fees

   10.20        S-2        Amendment No. 1      Underwriting agreement entered
                           August 9, 1994       into between the Company and
                                                John G. Kinnard and Company,
                                                Incorporated including form of
                                                warrant to representative dated
                                                September 8, 1994

   10.21        10-Q       Quarter ended        Supply & distribution agreement
                           January 31, 1995     with Bard Vascular Systems
                                                Division, C.R.Bard, Inc.

   10.22        S-3        Amendment No. 2      Underwriting agreement entered
                           September 29, 1995   into between the Company, Dain
                                                Bosworth Incorporated and John
                                                G. Kinnard and Company,
                                                Incorporated dated October 2,
                                                1995.

Exhibit         Form           Date Filed               Description

   10.23        10-Q       Quarter ended        Lease agreement for corporate
                           January 31, 1996     headquarters and manufacturing
                                                facility dated December 15,
                                                1995.

   10.24        8-K        March 28, 1996       Supply and distribution
                                                agreement with Edwards CVS
                                                Division, Baxter Healthcare
                                                Corporation

   21           10-K       Fiscal year ended    Subsidiaries of registrant
                           July 31, 1995

   23          Consent of independent certified public accountants

   27          Financial data schedule



*    Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended July 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.


by: /s/ Russel E. Carlson
         Russel E. Carlson
         Vice President of Finance
         Chief Financial and Accounting Officer

Dated:  October 21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                            Title
         Date


/s/ Donald C. Wegmiller        Chairman of the Board          October 21, 1996
Donald C. Wegmiller

/s/ Robert G. Dutcher          Director, President and        October 21, 1996
Robert G. Dutcher              Chief Executive Officer

/s/ Dean Belbas                Director                       October 21, 1996
Dean Belbas

/s/ Seymour J. Mansfield       Director                       October 21, 1996
Seymour J. Mansfield

/s/ Demetre Nicoloff, MD       Director                       October 21, 1996
Demetre Nicoloff, MD

/s/ Ann M. Possis              Director                       October 21, 1996
Ann M. Possis

/s/ Joe A. Walters             Director                       October 21, 1996
Joe A. Walters

                                                                 SCHEDULE VIII

                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
______________________________________________________________________________

Column A                        Column B     Column C    Column D     Column E

                                            Additions
                               Balance at   Charged to
                               Beginning    Costs and   Deductions   Balance at
Description                    of Year      Expenses    Write-offs   End of Year

Allowance for doubtful accounts -
deducted from trade receivables
in the balance sheet:

Year ended July 31, 1996       $ 27,019     $ 50,000     $ 17,019     $ 60,000
Year ended July 31, 1995        120,000      (76,375)      16,606       27,019
Year ended July 31, 1994        309,000      (93,220)      95,780      120,000


Reserve for loss on disposal
of discontinued waterjet
equipment segment:

Year ended July 31, 1996       $   --       $   --       $    --      $   --
Year ended July 31, 1995           --           --            --          --
Year ended July 31, 1994        850,000      (68,123)     781,877         --


Valuation allowance on
deferred tax asset:

Year ended July 31, 1996     $4,898,000   $2,003,000     $    --    $6,901,000
Year ended July 31, 1995      2,556,000    2,342,000          --     4,898,000
Year ended July 31, 1994      2,298,000      515,000      257,000    2,556,000

Reserve for inventory
obsolescence:

Year ended July 31, 1996       $125,000   $   38,795     $ 13,795      $150,000
Year ended July 31, 1995        150,000      136,086      161,086       125,000
Year ended July 31, 1994         27,775      135,051       12,826       150,000

                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 14(a)3

                                  EXHIBIT INDEX
Exhibit

Number                             Description

 3.1        Articles of incorporation as amended and restated to date

 3.2        Bylaws as amended and restated to date

 4.1 Loan agreement with Norwest Equipment Finance, Inc., dated January 12, 1994

10.1        Agreement with St. Jude Medical, Inc., dated August 2, 1983

10.2 Asset purchase agreement with TC/American Monorail, Inc., dated January 28, 1994

10.3 Real estate purchase agreement with TC/American Monorail, Inc., dated January 28, 1994

10.4        Asset purchase agreement with Innovex, Inc., dated
            March 11, 1994

10.5 Lease agreement for corporate headquarters and manufacturing facility, dated January 4, 1991

10.6 License agreement with Imperial Chemical Industries Plc., dated April 15, 1991

10.7 License agreement with the University of Liverpool, dated May 10, 1990

10.8 Form of indemnification agreement with officers and directors of Registrant

10.9        1983 Incentive Stock Option Plan as amended to date

10.10       1985 Nonqualified Stock Option Plan as amended to date

10.11       Form of incentive stock option agreement for officers

Exhibit

Number                             Description

10.12       Form of stock option agreement for directors

10.13       Restated 1992 Stock Compensation Plan

10.14       Form of restricted stock agreement for officers (1992 Plan)

10.15       Form of nonqualified stock option agreement for officers (1992 Plan)

10.16       Form of incentive stock option agreement for officers (1992 Plan)

10.17 Form of nonqualified stock option agreement for 1992 directors' fees (1992 Plan)

10.18       Form of nonqualified stock option agreement for 1990 directors' fees

10.19       Form of nonqualified stock option agreement for 1989 directors' fees

10.20 Underwriting agreement entered into between the Company and John G. Kinnard and Company, Incorporated including form of warrant to representative dated September 9, 1994

10.21 Supply and distribution agreement with Bard Vascular Systems Division, C. R. Bard, Inc.

10.22 Underwriting agreement entered into between the Company, Dain Bosworth Incorporated and John G. Kinnard and Company, Incorporated dated October 2, 1995

10.23 Lease agreement for corporate headquarters and manufacturing facility dated December 15, 1995

10.24 Supply and distribution agreement with Edwards CVS Division, Baxter Healthcare Corporation

  21        Subsidiaries of registrant

  23        Consent of independent certified public accountants

  27        Financial data schedule


                    Document has heretofore been filed with the Securities and Exchange Commission as indicated in Item 14(a) 3 and is incorporated herein by reference.

                                                                 EXHIBIT 23





CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Possis Medical, Inc.:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-5467 on Form S-8, Post-Effective Amendment No. 1 to Registration Statement No. 33-33416 on Form S-8, Registration Statement No. 33-39987 on Form S-8, and Registration Statement No. 33-56728 on Form S-8 of our report, dated September 6, 1996, appearing in this Annual Report on Form 10-K of Possis Medical, Inc. for the year ended July 31, 1996.

Minneapolis, Minnesota
October 25, 1996