Form 10-Q
period 1996-10-31
POSSIS MEDICAL INC
filed 1996-12-16
CIK 79677

_______________________________________________
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended October 31, 1996


     Commission File Number 0-944


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation                     IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of December 12, 1996 was 12,095,034.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                           PAGE


PART I.           FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Consolidated Balance Sheets, October 31, 1996
                  and July 31, 1996.......................................3

                  Consolidated Statements of Operations for the three
                  months ended October 31, 1996 and 1995..................4

                  Consolidated Statements of Cash Flows for the
                  three months ended October 31, 1996 and 1995 ...........5

                  Notes to Consolidated Financial Statements..............6

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................7-8




PART II.          OTHER INFORMATION


     ITEM 6.      Exhibits and Reports on Form 8-K........................9

              SIGNATURES..................................................10



                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                                                October 31, 1996            July 31, 1996
ASSETS                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..........................................           $  7,111,387                $  7,688,507
  Marketable securities .............................................             13,943,297                  15,838,543
  Receivables:
    Trade (less allowance for doubtful accounts of $60,000,...........               367,558                     389,983
    Other  ..........................................................                254,893                     218,154
  Inventories:
    Parts............................................................                875,100                     755,081
    Work-in-process..................................................                726,773                     898,721
    Finished goods...................................................                695,550                     466,985
  Prepaid expenses and other assets..................................                204,273                     207,156
     Total current assets............................................             24,178,831                  26,463,130
PROPERTY:
  Leasehold improvements.............................................              1,154,032                   1,090,935
  Machinery and equipment............................................              2,966,397                   2,782,287
  Assets-in-construction.............................................                 50,496                      92,743
     Total property..................................................              4,170,925                   3,965,965
  Less accumulated depreciation......................................             (1,597,336)                 (1,482,233)
          Property - net.............................................              2,573,589                   2,483,732
OTHER ASSETS:
  Goodwill ..........................................................                395,922                     413,922
TOTAL ASSETS.........................................................            $27,148,342                 $29,360,784

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable.............................................           $    199,520                $    317,905
  Accrued salaries, wages, and commissions...........................                693,811                     725,988
  Current portion of long-term debt .................................                 54,280                      73,386
  Other liabilities..................................................                673,659                     566,313
     Total current liabilities.......................................              1,621,270                   1,683,592
DEFERRED REVENUE ....................................................                 --                          41,768
LONG-TERM DEBT ......................................................                 34,934                      38,569

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 20,000,000 shares of $ .40 par
    value each; issued and outstanding,
    12,061,317 and 12,052,644 shares, respectively...................              4,824,527                   4,821,058
  Additional paid-in capital.........................................             40,739,885                  40,688,535
  Unearned compensation..............................................                (71,859)                   (102,690)
  Unrealized loss on investments.....................................                (33,657)                   (145,276)
  Retained deficit...................................................            (19,966,758)                (17,664,772)
     Total shareholders' equity......................................             25,492,138                  27,596,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................           $ 27,148,342                 $29,360,784

See notes to consolidated financial statements.



                                       POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                                    (UNAUDITED)

                                                                                            1996                       1995
REVENUES:
     Medical product sales..................................................          $   389,154               $    200,895
     Sales agreement revenue................................................               --                          --
          Total revenues....................................................              389,154                    200,895
COST OF SALES AND OTHER EXPENSES:
     Cost of medical products...............................................            1,269,021                  1,049,384
     Selling, general and administrative....................................              715,865                    558,322
     Research and development...............................................            1,077,797                    877,752
     Interest...............................................................                2,261                      4,989
          Total cost of sales and other expenses............................            3,064,944                  2,490,447

Operating loss..............................................................           (2,675,790)                (2,289,552)

Interest income.............................................................              255,156                    188,106
Gain on sale of investments.................................................                7,109                     --

Loss from continuing operations - net.......................................           (2,413,525)                (2,101,446)

Income from discontinued operations - net...................................              111,539                     68,070

Net loss....................................................................          $(2,301,986)               $(2,033,376)

Weighted average number of common shares outstanding........................           12,057,089                 10,461,004
Earnings (loss) per common share:
     Continuing operations..................................................               $(.20)                      $(.20)
     Discontinued operations ...............................................                 .01                         .01
     Net loss...............................................................               $(.19)                      $(.19)


See notes to consolidated financial statements.

                                        POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                                    (UNAUDITED)


                                                                                          1996                      1995
OPERATING ACTIVITIES:
Net loss ......................................................................      $(2,301,986)           $(2,033,376)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on sale of marketable securities......................................          (7,109)                --
     Gain on asset disposal.....................................................          --                       (267)
     Depreciation...............................................................         115,103                 96,842
     Amortization of goodwill...................................................          18,000                 18,000
     Stock compensation.........................................................          30,831                  9,983
     Increase in receivables....................................................         (14,314)              (227,590)
     Increase in inventories....................................................        (176,636)               (71,256)
     Decrease in other assets...................................................           2,883                 56,932
     Increase (decrease) in trade accounts payable..............................        (118,385)               425,220
     Increase (decrease) in accrued and other current liabilities...............          33,401               (200,698)
Net cash used in operating activities...........................................      (2,418,212)            (1,926,210)

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations...................................          --                     12,500
Additions to plant and equipment................................................        (204,960)               (52,977)
Proceeds from the disposal of assets............................................          --                        267
Purchase of marketable securities...............................................      (1,997,667)                (4,345)
Proceeds from sale/maturity of marketable securities............................       4,011,641              1,275,000
Net cash provided by investing activities.......................................       1,809,014              1,230,445

FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................         (22,741)               (14,063)
Proceeds from issuance of stock and exercise of options.........................          54,819             23,782,080
Net cash provided by financing activities.......................................          32,078             23,768,017

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................................................        (577,120)            23,072,252
CASH AND CASH EQUIVALENTS AT BEGINNING..........................................
   OF QUARTER...................................................................       7,688,507              5,450,057
CASH AND CASH EQUIVALENTS AT END OF
  QUARTER.......................................................................      $7,111,387            $28,522,309
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................................................   $       2,211        $         4,989
Inventory transferred to fixed assets...........................................           9,730                 10,015

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report.


2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarters Ended October 31, 1996 and 1995.

     Product sales of $389,000 for the three months ended October 31, 1996 increased significantly from the $201,000 reported in the same year-ago period. Current quarter sales mix is $241,000 AngioJet System sales and $148,000 from vascular graft sales. All product sales in both periods occurred outside the United States, primarily in Europe. Most of the sales growth in the current period is vascular grafts, specifically $124,000 in sales of the Perma-Seal Dialysis Access Graft to C. R. Bard (Bard), the Company's product distributor. On December 6, 1996, the Company announced that it had sent a notice terminating its Supply and Distribution Agreement with Bard for the Perma-Seal Graft, based on Bard's breach of the Agreement. The two parties are negotiating concerning settlement and terms of separation. The Company believes the Perma-Seal Graft is the smallest marketing opportunity of its three products. Also on December 6, 1996, the Company announced that it had received U.S. Food and Drug Administration (FDA) clearance to commence U.S. marketing of the AngioJet Rapid Thrombectomy System with labaeling claims for removal of blood clots from grafts used by patients on kidney dialysis. The Company anticipates growth in product sales in the third and fourth quarters of fiscal 1997 and believes most of this growth will be the result of AngioJet System sales in the U.S. marketplace.

     Cost of medical products in the current period increased 21%, or $227,000, compared to the same year-ago period. The increase is primarily due to an increase in manufacturing start-up expense related to the AngioJet Rapid Thrombectomy System inventory buildup in anticipation of the receipt of U.S. FDA marketing clearance.

     Selling, general and administrative expense in the current period increased 28%, or $158,000, compared to the same period last year. The greatest single contributing factor is increased sales compensation expense and the related hiring costs of establishing a direct U.S. sales organization to market the AngioJet Rapid Thrombectomy System. The Company has employed five regional sales representatives and anticipates adding a sixth very soon. Sales and marketing expenses are expected to grow with increases in product sales.

     Research and development cost increases of $200,000 in the most recent three-month period are primarily due to increased vascular graft product and production process validation expenses. AngioJet System research and development expense decreased in the current quarter as patient enrollment in the U.S. clinical trial for the Peripheral AngioJet System slowed in anticipation of FDA marketing clearance. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in the development of new AngioJet Rapid Thrombectomy System applications, an endovascular stent graft and other vascular graft and AngioJet technology-based products.

     Interest income grew in the current period due to an increase in the Company's current period cash reserves from an October 1995 stock offering.

     Income from discontinued operations increased in the most recent three-month period due to a favorable one-time $70,000 adjustment, relating to royalties from the 1991 sale of the Company's Technical Services division. The Company believes it has now recorded the final income from its discontinued operations.


Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities totaled $21,055,000 at October 31, 1996 versus $23,527,000 at July 31, 1996.

     Net cash usage for the three months ended October 31, 1996 averaged $824,000 per month, consistent with the Company's expectations. Most of the $2,418,000 cash used in operations in the most recent three month period is due to the $2,302,000 first quarter net loss. The Company believes that product sales of the AngioJet System in the United States, when added to the more modest but growing international product sales, will yield meaningful sales growth going forward. At the same time, sales and marketing expenditures will increase with the sales growth, and research and development expenditures are expected to grow as well. The Company anticipates reporting a loss for the last three quarters of the current fiscal year. In addition, the Company believes that working capital investments in trade accounts receivable and inventory will be required to support growing product sales. The Company is planning on a comparable net cash outflow in the second quarter to thata reported in the firsts quarter and reduced cash usage thereafter as product sales growth occurs.

     The Company believes that its existing cash reserves will be adequate to complete the development and commercialization of its three current products.



Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA which is out of the Company's control, changes in the Company's marketing strategies, changes in manufacturing methods, the levels of sales of the Company's products that can be achieved, and other risks detailed from time to time in the Company's various Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K

     (a) Exhibits Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

Exhibit    Form     Date Filed          Description

 3.1       10-K     Fiscal year ended   Articles of incorporation as amended
                    July 31, 1994       and restated to date.

 3.2       S-2      Amendment No.1      Bylaws as amended and restated
                    August 9, 1994      to date.


 27                                     Financial data schedule.



(b)   Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended October 31, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     POSSIS MEDICAL, INC.


DATE:  December 13, 1996             BY:  /s/ Robert G. Dutcher
                                          ROBERT G. DUTCHER
                                          President and Chief Executive Officer



DATE:  December 13, 1996             BY:  /s/ Russel E. Carlson
                                          RUSSEL E. CARLSON
                                          Vice President of Finance and
                                          Chief Financial Officer