Form 10-Q/A
period 1996-10-31
POSSIS MEDICAL INC
filed 1996-12-16
CIK 79677

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarters Ended October 31, 1996 and 1995.

     Product sales of $389,000 for the three months ended October 31, 1996 increased significantly from the $201,000 reported in the same year-ago period. Current quarter sales mix is $241,000 AngioJet System sales and $148,000 from vascular graft sales. All product sales in both periods occurred outside the United States, primarily in Europe. Most of the sales growth in the current period is vascular grafts, specifically $124,000 in sales of the Perma-Seal Dialysis Access Graft to C. R. Bard (Bard), the Company's product distributor. On December 6, 1996, the Company announced that it had sent a notice terminating its Supply and Distribution Agreement with Bard for the Perma-Seal Graft, based on Bard's breach of the Agreement. The two parties are negotiating concerning settlement and terms of separation. The Company believes the Perma-Seal Graft is the smallest marketing opportunity of its three products. Also on December 6, 1996, the Company announced that it had received U.S. Food and Drug Administration (FDA) clearance to commence U.S. marketing of the AngioJet Rapid Thrombectomy System with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. The Company anticipates growth in product sales in the third and fourth quarters of fiscal 1997 and believes most of this growth will be the result of AngioJet System sales in the U.S. marketplace.

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

     Net cash usage for the three months ended October 31, 1996 averaged $824,000 per month, consistent with the Company's expectations. Most of the $2,418,000 cash used in operations in the most recent three month period is due to the $2,302,000 first quarter net loss. The Company believes that product sales of the AngioJet System in the United States, when added to the more modest but growing international product sales, will yield meaningful sales growth going forward. At the same time, sales and marketing expenditures will increase with the sales growth, and research and development expenditures are expected to grow as well. The Company anticipates reporting a loss for the last three quarters of the current fiscal year. In addition, the Company believes that working capital investments in trade accounts receivable and inventory will be required to support growing product sales. The Company is planning on a comparable net cash outflow in the second quarter to that reported in the first quarter and reduced cash usage thereafter as product sales growth occurs.

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