Form 10-Q
period 1997-01-31
POSSIS MEDICAL INC
filed 1997-03-12
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 1997


     Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                            9055 Evergreen Blvd. NW

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


A Minnesota Corporation                      IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of March 12, 1997 was 12,126,890.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX




                                                                          PAGE


PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Consolidated Balance Sheets, January 31, 1997
          and July 31, 1996.........................................        3

          Consolidated Statements of Operations for three
          months and six months ended January 31, 1997 and 1996.....        4

          Consolidated Statements of Cash Flows for
          six months ended January 31, 1997 and 1996................        5

          Notes to Consolidated Financial Statements................        6

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................        7-9


PART II.          OTHER INFORMATION

 ITEM 4.  Submission of Matters to a Vote of Security-Holders.......        9

 ITEM 6.  Exhibits and Reports on Form 8-K..........................       10

          SIGNATURES...................................................... 11

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
--ASSETS--                                                                           January 31, 1997          July 31, 1996
                                                                                        (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...............................................          $  5,844,776           $  7,688,507
     Marketable securities...................................................            12,928,118             15,838,543
     Receivables:
        Trade (less allowances for doubtful accounts of $60,000).............               354,138                389,983
        Other................................................................             1,906,536                218,154
     Inventories:
        Parts................................................................               867,651                755,081
        Work-in-progress.....................................................               882,362                898,721
        Finished goods.......................................................               697,931                466,985
     Prepaid expenses and other assets.......................................               290,447                207,156
                Total current assets                                                     23,771,959             26,463,130
PROPERTY:
     Leasehold improvements..................................................             1,154,032              1,090,935
     Machinery and equipment.................................................             3,015,951              2,782,287
     Assets-in-construction..................................................               124,279                 92,743
                Total property...............................................             4,294,262              3,965,965
        Less accumulated depreciation........................................            (1,695,966)            (1,482,233)
                Property - net...............................................             2,598,296              2,483,732
OTHER ASSETS:
     Goodwill................................................................               377,922                413,922
TOTAL ASSETS.................................................................            26,748,177             29,360,784

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable..................................................               360,142                317,905
     Accrued salaries, wages, and commissions................................               642,404                725,988
     Current portion of long-term debt.......................................                35,658                 73,386
     Other liabilities.......................................................               790,897                566,313
                 Total current liabilities...................................             1,829,101              1,683,592

DEFERRED REVENUE.............................................................                 --                    41,768
LONG-TERM DEBT...............................................................                31,134                 38,569

SHAREHOLDERS' EQUITY:
     Common stock - authorized 100,000,000 and 20,000,000 shares, respectively, of $.40 par value each; issued and outstanding,
        12,124,721 shares and 12,052,644 shares, respectively................             4,849,888              4,821,058
     Additional paid-in capital..............................................            41,043,436             40,688,535
     Unearned compensation ..................................................               (39,181)              (102,690)
     Unrealized loss on investments..........................................               (41,195)              (145,276)
     Retained deficit........................................................           (20,925,006)           (17,664,772)
                 Total shareholders' equity..................................            24,887,942             27,596,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................           $26,748,177            $29,360,784

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For Three Months Ended                For Six Months Ended
                                                                   Jan. 31, 1997     Jan. 31, 1996    Jan. 31, 1997   Jan. 31, 1996
REVENUE:
     Medical product sales.................................        $   163,936       $    236,268     $   553,090     $    437,163
     Sales agreement and other.............................          1,750,000               --         1,750,000            --
     Total revenue.........................................          1,913,936            236,268       2,303,090          437,163
COST OF SALES AND OTHER EXPENSES:
     Cost of medical products..............................          1,098,887          1,205,583       2,375,139        2,254,969
     Selling, general and administrative...................            983,600            540,216       1,692,233        1,098,539
     Research and development..............................          1,058,140            646,636       2,135,936        1,524,388
     Interest         .....................................              1,501              3,617           3,762            8,606
         Total cost of sales and other expenses   .........          3,142,128          2,396,052       6,207,070        4,886,502

Operating loss.............................................         (1,228,192)        (2,159,784)     (3,903,980)      (4,449,339)

Interest income............................................            269,942            436,053         525,098          624,159
Gain on sale of investments................................               --                 --             7,109            --

Loss from continuing operations - net......................           (958,250)        (1,723,731)     (3,371,773)      (3,825,180)

Income from discontinued operations-net....................               --              209,701         111,539          277,771
Net loss...................................................         $ (958,250)       $(1,514,030)    $(3,260,234)     $(3,547,409)

Weighted average number of common
     shares outstanding....................................         12,090,895         11,948,984      12,073,992       11,200,973

Earnings (loss) per common share:
     Continuing operations.................................        $      (.08)  $          (.15) $          (.28) $          (.35)
     Discontinued operations...............................                 --               .02              .01              .03
     Net loss..............................................        $      (.08)  $          (.13) $          (.27) $          (.32)

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For Six Months Ended
                                                                                   Jan 31, 1997            Jan 31, 1996
OPERATING ACTIVITIES:
Net loss .......................................................................   $  (3,260,234)          $ (3,547,409)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on sale of marketable securities......................................          (7,109)                --
     (Gain) Loss on asset disposal..............................................          (1,526)                   808
     Depreciation...............................................................         241,454                195,101
Amortization of goodwill........................................................          36,000                 36,000
     Stock compensation.........................................................          41,309                 61,616
Increase in receivables.........................................................      (1,652,538)              (410,182)
Increase in inventories.........................................................        (357,543)              (646,192)
Increase in other assets........................................................         (83,291)               (19,744)
Increase in trade accounts payable..............................................          42,238                175,005
Increase in accrued and other liabilities.......................................          99,233                 42,685
Net cash used in operating activities...........................................      (4,902,007)            (4,112,312)

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations...................................           --                   589,441
Additions to plant and equipment................................................        (345,060)              (121,913)
Proceeds from the disposal of assets............................................          20,953                  1,892
Purchase of marketable securities...............................................      (1,990,025)           (10,960,564)
Proceeds from sale/maturity of marketable securities............................       5,011,641              1,275,000
Net cash provided by (used in) investing activities  ...........................       2,697,509             (9,216,144)
FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................         (45,164)               (40,541)
Proceeds from issuance of stock and exercise of options.........................         405,931             26,868,377
Net cash provided by financing activities.......................................         360,767             26,827,836
INCREASE (DECREASE)  IN CASH AND CASH
 EQUIVALENTS ...................................................................      (1,843,731)            13,499,380
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD.........................................................       7,688,507              5,450,057
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .......................................................................      $5,844,776            $18,949,437

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................................................    $      3,762        $         8,606
Inventory transferred to fixed assets...........................................          30,386                 19,983

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

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

3.   RECENTLY ISSUED ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pursuant to the new standard, companies are encouraged but are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting.

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

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Three and Six Month Periods Ended January 31, 1997 and 1996

     Total revenues for the three and six month periods ended January 31, 1997 were $1,914,000 and $2,303,000, respectively. This was an increase of $1,678,000 and $1,866,000 from the same periods in the previous year. Second quarter 1997 total revenues included $1,750,000 from the termination and settlement of the Company's Perma-Seal Graft Supply and Distribution Agreement (Agreement). Product sales for the second quarter decreased $72,000 while they increased $116,000 for the six month period ending January 31, 1997. Non-U.S. AngioJet System sales have not met Company expectations and Possis is taking steps to terminate its German and Greek distributors. On December 6, 1996, the Company announced that it had received U.S. Food and Drug Administration (FDA) clearance to commence U.S. marketing of the AngioJet Rapid Thrombectomy System with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. AngioJet System disposable product sales in the U.S. during the second quarter were $90,000. The AngioJet System drive unit is considered capital equipment by customers and has a list price of $80,000 to U.S. hospitals. Management believes that the sales process for a drive unit takes at least three to six months to complete. The Company offers a program for AngioJet System evaluation lasting up to 90 days during which time the hospital purchases disposable products. Through a third party, the Company offers what it believes to be attractive drive unit financing plans such as prime interest rate capital leases, operating leases, and a plan to acquire the drive unit through the purchase of a minimum number of disposable products. U.S. AngioJet System disposable products sales are growing and the Company expects to sell its first U.S. AngioJet drive units in the third quarter ending April 30, 1997.

     There were no vascular graft product sales in the second quarter. Baxter Healthcare Corporation, the Company's Perma-Flow Coronary Bypass Graft distributor, has recently developed marketing materials targeted for its non-U.S. sales effort and has increased its resource allocation to the marketing of the Perma-Flow Graft going forward. Due to the termination of the Company's Perma-Seal Graft distributor in January 1997, there were no sales of this product during the second quarter. The Company intends to select another partner to market this product and is in discussions with potential distributors. Possis anticipates significant growth in product sales in the third and fourth quarters of fiscal 1997 and believes most of this growth will be a result of AngioJet System sales in the U.S. marketplace.

     Cost of medical products decreased 9% and increased 5% in the three and six month periods, respectively, over the same periods in the previous year. Production expenses relating to the vascular grafts decreased $241,000 and $523,000 in the three and six month periods, respectively, over the same periods in the previous year. The decrease was due to the lack of sales demand. AngioJet System production costs increased $118,000 and $971,000, respectively, in the three and six months as compared to the previous year. The increases are primarily due to an inventory buildup in anticipation of growth in U.S. AngioJet System product sales.

     Selling, general and administrative expense in the three and six months periods ending January 31, 1997 increased $443,000 and $594,000, respectively, over the same periods in the previous year. Such increases resulted primarily from increased sales and marketing expense related to the establishment of a direct U.S. sales organization to sell the AngioJet System and expenses of marketing the product in the United States. The Company has employed six regional sales representatives and expects to hire additional salespeople and support staff over the next three to six months. Sales and marketing expenses are expected to increase going forward.

     Research and development expense in the three and six month periods ending January 31, 1997, increased $412,000 and $612,000, respectively, over the same periods in the previous year. The increases are due primarily to vascular graft product and production process validation expenses. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in the development of new AngioJet System applications, an endovascular stent graft and other vascular graft and AngioJet technology-based products.

     Interest income has decreased in the most recent periods due to the use of the Company's cash reserves in funding the Company's operations. The Company believes that interest income will continue to decrease, along with its cash balance, until operations become profitable.

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997 and does not anticipate further revenues from discontinued operations.

Liquidity and Capital Resources
     Cash, cash equivalents, and marketable securities totaled $18,773,000 on January 31, 1997 versus $23,527,000 at July 31, 1996.

     Net cash usage for the six months ending January 31, 1997 averaged $811,000 per month, consistent with the Company's expectations. Most of the $4,902,000 cash used in operations in the most recent six month period is due to the $3,260,000 net loss. The other major component of the cash used is the $1,750,000 cash settlement from the Agreement which was recorded as an Other Receivable as of January 31, 1997. The $1,750,000 cash settlement was received in February 1997. The Company believes that product sales of the AngioJet System in the U.S. and internationally will yield meaningful sales growth going forward. At the same time, sales and marketing expenditures will continue to increase with the sales growth, and research and development expenditures are expected to grow as well. The Company anticipates reporting a loss for the last two quarters of the current fiscal year. In addition, the Company expects that working capital investment in trade accounts receivables and inventory will be required to support growing product sales.

     The Company believes that its existing cash reserves will be adequate to complete the development and commercialization of its three current products.

Forward-Looking Statements
     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA which is out of the Company's control, changes in the Company's marketing strategies, changes in manufacturing methods, the levels of sales of the Company's products that can be achieved, and other risks detailed from time to time in the Company's various Securities and Exchange Commission fillings.


 Part II.  OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Security Holders

     (a) The 1996 annual meeting of shareholders of Possis Medical, Inc. was held on December 11, 1996.

     (b) By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:

                                                FOR                 AGAINST
                   Donald C. Wegmiller       10,401,947             518,398
                   Joe A. Walters            10,397,327             541,018
                   Dean Belbas               10,421,810             498,535
                   Seymour J. Mansfield      10,439,743             480,602
                   Demetre M. Nicoloff, MD   10,396,388             523,957
                   Robert G. Dutcher         10,384,282             536,063
                   Ann M. Possis             10,390,261             530,084

     (c) By a vote of 10,814,212 in the affirmative, 66,021 in the negative and 40,112 abstaining, the shareholders ratified the appointment of Deloitte & Touche LLP as the Company's certified public accountants.

     By a vote of 8,903,093 in the affirmative, 1,747,563 in the negative, 83,459 abstaining and 186,230 being counted as broker non-votes, the proposed amendment to the Corporation's restated articles of incorporation was ratified. The amendment increases the total number of authorized shares of the
Corporation's capital stock, $.40 per value share, from 20,000,000 to 100,000,000 shares and allows for creation of a new class of undesignated stock.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

     Exhibit    Form    Date Filed                      Description

      4.2       8-A     December 13, 1996    Rights agreement, dated December
                                             12, 1996, between the Company and
                                             Norwest Bank Minnesota N.A., as
                                             rights agent.

     10.25 Settlement agreement and mutual release relating to the termination of the Perma-Seal supply and distribution agreement with C.R. Bard, Inc.

     27                                      Financial data schedule.



     (b) Reports on Form 8-K

     During the quarter ended January 31, 1997, the Company filed a report on Form 8-K dated December 6, 1996, reporting under Item 5 termination of its Perma-Seal supply and distributor agreement. On the same Form 8-K, reporting under Item 5, the Company announced that it had received 510(k) clearance from the FDA to market its AngioJet Rapid Thrombectomy System in the U.S. for A-V access graft applications.

     The Company also filed a report on Form 8-K dated December 12, 1996, reporting under Item 5 the declaration of a preferred share purchase right dividend in connection with the Company's adoption of a shareholder rights plan.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   POSSIS MEDICAL, INC.


DATE:     March 12, 1997          BY:  /s/   Robert G. Dutcher
                                       ROBERT G. DUTCHER
                                       President and Chief Executive Officer



DATE:     March 12, 1997          BY:  /s/   Russel E. Carlson
                                       RUSSEL E. CARLSON
                                       Vice President of Finance and
                                       Chief Financial Officer