Form 10-Q
period 1997-04-30
POSSIS MEDICAL INC
filed 1997-06-11
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 1997


 Commission File Number 0-944
                              POSSIS MEDICAL, INC.

                          9055 Evergreen Boulevard N.W.

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation               IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of June 2, 1997 was 12,126,890.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                          PAGE
PART I.           FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Consolidated Balance Sheets, April 30, 1997
                  and July 31, 1996.......................................  3

                  Consolidated Statements of Operations for three
                  months and nine months ended April 30, 1997 and 1996....  4

                  Consolidated Statements of Cash Flows for the
                  nine months ended April 30, 1997 and 1996 ..............  5

                  Notes to Consolidated Financial Statements..............  6

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 7-9



PART II.          OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K........................ 10

     SIGNATURES........................................................... 11

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
ASSETS                                                                               April 30, 1997          July 31, 1996
                                                                                       (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents..............................................           $  6,910,881           $  7,688,507
     Marketable securities..................................................             10,893,068             15,838,543
     Receivables:
        Trade (less allowances for doubtful accounts of $65,000 and
        $60,000, respectively) .............................................                853,214                389,983
        Other...............................................................                156,331                218,154
     Inventories:
        Parts...............................................................                811,632                755,081
        Work-in-progress....................................................                884,943                898,721
        Finished goods......................................................              1,047,879                466,985
     Prepaid expenses and other assets......................................                277,222                207,156
                Total current assets                                                     21,835,170             26,463,130
PROPERTY:
     Leasehold improvements.................................................              1,157,948              1,090,935
     Machinery and equipment................................................              3,079,946              2,782,287
     Assets-in-construction.................................................                187,349                 92,743
                                                                                          4,425,243              3,965,965
        Less accumulated depreciation.......................................             (1,809,661)            (1,482,233)
                Property - net..............................................              2,615,582              2,483,732
OTHER ASSETS:
     Goodwill...............................................................                359,922                413,922
TOTAL ASSETS................................................................            $24,810,674            $29,360,784

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable..................................................               448,953                317,905
     Accrued salaries, wages, and commissions................................               714,168                725,988
     Current portion of long-term debt.......................................                19,917                 73,386
     Clinical trial accrual..................................................               627,772                378,638
     Other liabilities.......................................................               395,432                187,675
                 Total current liabilities..................................              2,206,242              1,683,592

DEFERRED REVENUE............................................................                 --                     41,768
LONG-TERM DEBT..............................................................                 29,234                 38,569

SHAREHOLDERS' EQUITY:
     Common stock - authorized 100,000,000 and 20,000,000 shares, respectively, of $.40 par value each; issued and outstanding,
        12,126,890 shares and 12,052,644 shares, respectively...............              4,850,756              4,821,058
     Additional paid-in capital.............................................             41,067,044             40,688,535
     Unearned compensation .................................................                 (9,739)              (102,690)
     Unrealized loss on investments.........................................                (73,885)              (145,276)
     Retained deficit.......................................................            (23,258,978)           (17,664,772)
                 Total shareholders' equity.................................             22,575,198             27,596,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................            $24,810,674            $29,360,784

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                     For Three Months Ended             For Nine Months Ended
                                                                  April 30,1997  April 30, 1996    April 30, 1997   April 30, 1996
REVENUES:
      Medical product sales................................       $ 1,075,229    $    138,885      $  1,628,319     $    576,048
      Sales agreement and other............................           247,330         200,000         1,997,330          200,000
              Total revenue................................         1,322,559         338,885         3,625,649          776,048

COST OF SALES AND OTHER EXPENSES:
      Cost of medical products.............................         1,230,375       1,381,891         3,605,514        3,636,859
      Selling, general and administrative..................         1,298,160       1,104,050         2,990,395        2,202,588
Research and development...................................         1,380,018         587,209         3,515,954        2,111,597
Interest expense...........................................             1,028           3,110             4,790           11,717
              Total cost of sales and other expenses.......         3,909,581       3,076,260        10,116,653        7,962,761

Operating loss.............................................        (2,587,022)     (2,737,375)       (6,491,004)      (7,186,713)

Interest income............................................           253,051         368,881           778,150          993,040
Gain on sale of marketable securities......................            --              --                 7,109               --

Loss from continuing operations............................        (2,333,971)     (2,368,494)       (5,705,745)      (6,193,673)

Income from discontinued operations-net....................           --               64,996           111,539          342,767

Net loss...................................................       $(2,333,971)    $(2,303,498)      $(5,594,206)     $(5,850,906)

Weighted average number of common
      shares outstanding...................................        12,126,397      12,002,419        12,091,076       11,463,264

Earnings (loss) per common share:
      Continuing operations................................       $      (.19)    $      (.20)      $      (.47)     $      (.54)
      Discontinued operations .............................                --             .01               .01              .03
      Net loss.............................................       $      (.19)    $      (.19)      $      (.46)     $      (.51)

See notes to consolidated financial statements.



                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For Nine Months Ended
                                                                                     April 30, 1997  April 30, 1996

OPERATING ACTIVITIES:
Net loss .......................................................................     $(5,594,206)    $(5,850,906)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on sale of marketable securities......................................          (7,109)           --
     (Gain) loss on asset disposal .............................................          (1,526)            808
     Depreciation...............................................................         355,149         288,609
     Amortization of goodwill...................................................          54,000          54,000
     Stock compensation.........................................................          70,751         379,086
Increase in receivables.........................................................        (401,409)       (535,420)
Increase in inventories.........................................................        (655,400)     (1,120,253)
(Increase) decrease in other assets.............................................         (70,066)         45,892
Increase in trade accounts payable..............................................         131,048         215,609
Increase in accrued and other current liabilities...............................         403,304          23,687
Net cash used in operating activities...........................................      (5,715,464)     (6,498,888)

INVESTING ACTIVITIES:
Proceeds from discontinued operations...........................................          --             589,441
Additions to plant and equipment................................................        (474,694)       (629,142)
Proceeds from the disposal of assets............................................          20,954           1,892
Purchase of marketable securities...............................................      (1,987,665)    (15,987,224)
Proceeds from sale/maturity of marketable securities............................       7,011,641       1,275,000
Net cash provided by (used in) investing activities.............................        4,570,236    (14,750,033)

FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................         (62,805)        (61,498)
Proceeds from issuance of stock and exercise of options.........................         430,407      26,893,150
Net cash provided by financing activities.......................................         367,602      26,831,652

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ....................................................................        (777,626)      5,582,731
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD..........................................................       7,688,507       5,450,057
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD  .......................................................................      $6,910,881     $11,032,788

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................................................      $    4,790     $    11,717
Inventory transferred to fixed assets...........................................          31,733          19,983

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

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.


3.   RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for interim and annual reporting periods ending after December 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is not expected to have a material impact on earnings per share


4.   EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three and Nine Month Periods Ended April 30, 1997 and 1996

     Total revenues for the three and nine month periods ended April 30, 1997 were $1,323,000 and $3,626,000, respectively. This was an increase of $984,000 and $2,850,000 from the same periods in the previous year. Third quarter 1997 sales agreement and other revenue included $200,000 from Baxter Healthcare Corporation for the first anniversary payment due Possis under a supply and distribution agreement for the Perma-Flow Coronary Bypass Graft and an additional $47,000 from the termination and settlement of the Company's Perma-Seal Dialysis Access Graft Supply and Distribution Agreement. Product sales for the third quarter and nine month period ending April 30, 1997 increased $936,000 and $1,066,000, respectively. On December 6, 1996, the Company was notified that it had received U.S. Food and Drug Administration
(FDA) clearance to commence U.S. marketing of the AngioJet Rapid Thrombectomy System with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. The AngioJet System drive unit is considered capital equipment and currently lists for $80,000 to U.S. hospitals. The purchasing cycle for the AngioJet System drive unit, the Company believes, will take up to nine months. The Company offers a program for system evaluation lasting up to 90 days during which time the hospital purchases disposable products. Short-term drive unit rental options are also available. Through a third party, the Company offers attractive drive unit financing plans such as prime interest rate capital leases, operating leases, and a plan to acquire the drive unit through the purchase of a minimum number of disposable products. AngioJet System disposable product sales in the U.S. during the 1997 third quarter and through nine months were $651,000 and $741,000, respectively. Foreign sales of the AngioJet System, drive units and disposable products, were $405,000 and $721,000 during the same three and nine month periods. U.S. AngioJet System disposable product sales are growing and the Company expects to sell its first U.S. AngioJet System drive units in the fourth quarter ending July 31, 1997.

     During the three and nine month periods ended April 30, 1997 there were $20,000 and $43,000, respectively, of Perma-Flow Coronary Bypass Graft product sales compared to $(2,000) and $12,000, respectively, for the same periods in 1996. Baxter Healthcare Corporation, the Company's Perma-Flow Coronary Graft distributor, has developed marketing materials to support the non-U.S. sales effort and has increased its marketing budget for the Perma-Flow Graft going forward. Due to the termination of the Company's Perma-Seal Dialysis Access Graft distributor in January 1997, there were no sales of this product during the six months ended April 30, 1997. The Company recorded Perma-Seal Graft sales of $124,000 in the three months ended October 31, 1996 and $163,000 in the 12 months ended July 31, 1996. The Company intends to select another partner to market this product and is in discussions with several potential companies.

     Possis is planning for continued growth in product sales in the fourth quarter of fiscal 1997 and beyond and believes that for the next several years most of this growth will come from AngioJet System sales in the U.S. marketplace.

     Cost of medical products decreased 11% and 1% in the three and nine month periods, respectively, over the same prior year periods. Production expenses relating to vascular grafts in the three and nine month periods ending April 30, 1997 decreased $204,000 and $840,000, respectively, over the same 1996 periods. During most of fiscal 1997 the Company has worked to validate the vascular graft production processes and has not been producing graft products. The cost of product and process validation activity is considered by the Company to be a research and development expense. Current year AngioJet System production costs for the three and nine month periods increased $34,000 and $764,000, respectively. The increase is primarily due to significant growth in AngioJet System product sales. In April 1997 the Company received full ISO 9001 quality system certification. ISO certification is issued by the International Standards Organization and incorporates standards of quality excellence recognized worldwide in design, development, production, installation and service.

     Selling, general and administrative expense in the three and nine months periods ending April 30, 1997, increased $194,000 and $788,000, respectively, over the same periods in the previous year. The primary factor is increased sales and marketing expense related to the establishment of a direct U.S. sales organization to sell the AngioJet Rapid Thrombectomy System and expenses of marketing the product in the United States. Based on strong early physician interest, the Company has grown the U.S. AngioJet System sales and marketing organization from eight employees in January 1997 to 22 employees in June 1997. Sales and marketing expenses are expected to grow along with product revenue growth.

     Research and development expense in the three and nine month periods ending April 30, 1997, increased $793,000 and $1,404,000, respectively, over the previous year. The increases are due primarily to vascular graft product and production process validation expenses and increased expenses of conducting the AngioJet System coronary clinical trial. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in the development of new AngioJet Rapid Thrombectomy System applications, new vascular grafts and new AngioJet technology based products.

     Interest income has decreased in the most recent periods due to the use of the Company's cash reserves to fund the Company's operations

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997. The Company believes that income from discontinued operations will be zero through the remaining quarter of fiscal 1997.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities totaled $17,804,000 on April 30, 1997 versus $23,527,000 at July 31, 1996.

     Net cash usage for the nine months ended April 30, 1997 averaged $645,000 per month, consistent with the Company's expectations. Most of the $5,715,000 cash used in operations in the most recent nine month period is due to the $5,594,000 net loss. The Company believes that product sales of the AngioJet System in the U.S. and internationally will yield meaningful sales growth going forward. At the same time, sales and marketing expenditures will continue to increase with the sales growth and research and development expenditures are expected to grow as well. The Company anticipates reporting a loss for the final quarter of the current fiscal year. In addition, the Company expects that increasing working capital investments in trade accounts receivable and inventory will be required to support growing product sales.

     The Company believes that its existing cash reserves will be adequate to complete the development and commercialization of its three current products.


Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA which is out of the Company's control, changes in the Company's marketing strategies, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, and other risks detailed from time to time in the Company's various Securities and Exchange Commission filings.

Part II.  OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

     Exhibit       Form       Date Filed              Description


       27                                             Financial data schedule




     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on form 8-K during the quarter ended April 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    POSSIS MEDICAL, INC.


DATE:      June 11, 1997            BY:     /s/   Robert G. Dutcher
                                        ROBERT G. DUTCHER
                                        President and Chief Executive Officer



DATE:      June 11, 1997            BY:     /s/   Russel E. Carlson
                                        RUSSEL E. CARLSON
                                        Vice President of Finance
                                        Chief Financial and Accounting Officer