Form 10-K
period 1997-07-31
POSSIS MEDICAL INC
filed 1997-10-29
CIK 79677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1997

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

           9055 Evergreen Blvd, NW, Minneapolis, Minnesota 55433-800
               (Address of principal executive offices) (Zip Code)
        Registrant's telephone number, including area code: 612-780-4555

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 17, 1997 was approximately $150,539,000.

     The number of shares outstanding of the registrant's common stock as of October 17, 1997:12,135,100.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 1997 annual meeting to be filed on or before November 6, 1997 ("The Proxy").

                              POSSIS MEDICAL, INC.

Forward-Looking Statements

     This report on Form 10-K, including the description of the Company's business and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA (which is largely out of the Company's control), changes in the Company's marketing strategies, changes in manufacturing methods, the Company's dependence on patents and proprietary technology, the levels of sales of the Company's products that can be achieved and other risks detailed from time to time in the Company's various Securities and Exchange Commission filings. The Company can provide no assurance that it will achieve significant sales or obtain the necessary FDA approvals in a timely manner or at all.



                                     PART I
Item 1.  Business:

General

     The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales (the "St. Jude Royalties"). See Note 6 of Notes to Consolidated Financial Statements contained in Part II, Item 8. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Note 2 of Notes to Consolidated Financial Statements contained in Part II, Item 8. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decrease due to a pacemaker lead technology shift. In connection with this sale, the Company received $1.1 million in cash and the right to receive royalty payments over a twelve-month period. See Note 10 of Notes to Consolidated Financial Statements contained in Part II, Item 8. The sale of the pacemaker lead business has enabled Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials and in early stages of commercialization.

Products

     ANGIOJET RAPID THROMBECTOMY SYSTEM. The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma, impediment of normal flow during interventional procedures using catheters and needles or prolonged bed rest. If a blood clot becomes large enough, it can block an artery, preventing oxygenated blood from reaching the organ or tissue supplied by the artery. In addition, if a blood clot breaks off it can travel through the bloodstream and block oxygenated blood flow to other organs and tissue. Conditions caused by blood clots include peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, acute myocardial infarction (heart attack), stroke and deep vein obstruction.

     Currently, the two primary methods of removing intravascular blood clots are thrombolytic drugs and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to dissolve the blood clot in an intensive or critical care setting. Thrombolytic drugs may require prolonged infusion to be effective, and then may only partially remove the clot. In addition, thrombolytic drugs may require significant time to take effect, which is costly in an intensive or critical care setting, and may cause uncontrolled bleeding. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then dragging the blood clot out of the patient's body through the artery. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

     The Company believes that its AngioJet System represents a novel approach to the removal of blood clots from arteries, veins and grafts and offers certain potential advantages over current methods of treatment. The AngioJet System is a minimally invasive catheter system designed for rapidly removing blood clots with minimal vascular trauma. The system's components include a reusable drive unit, a high-pressure single use pump and a single use, small diameter (5F, 1.7 mm) catheter. In early stages of commercialization and in U.S. clinical trials, the AngioJet System has demonstrated the ability to remove blood clots within seconds to minutes without surgical intervention and without the risk of uncontrolled bleeding.

     The AngioJet System removes blood clots through the percutaneous insertion of the catheter over a guidewire into the patient's blood vessel and then, with the aid of fluoroscopy, the catheter is directed to the site of the blood clot. The drive unit is activated to deliver pressurized saline through tiny holes in the catheter tip. These waterjets create a suction effect that cleans the blood clot from the vessel wall, breaks it into small fragments and, in order to prevent formation of a new blood clot downstream, propels the debris down the central lumen of the catheter and into a collection bag attached to the drive unit, without the need for a separate suction or vacuum device. Unlike certain other mechanical devices that are able only to create channels through blood clots of a size similar to that of the catheter used, the AngioJet System's waterjet technology enables it to break up large blood clots in vessels much larger than the catheter diameter.

     Because the Possis AngioJet System is unlike any existing procedure or device, market potential is difficult to quantify, but may be estimated by determining the number of thrombectomy and thrombolysis procedures performed using other therapies and devices and estimating the number of procedures that might reasonably be replaced or supplemented by using the AngioJet System.

     The Company's marketing analysis indicates that the AngioJet System may potentially be used for alternative or supplemental therapy for the 450,000 peripheral thrombosis treatments performed each year and the 108,000 (U.S.) and 67,000 (Europe) AV access thrombectomy treatments performed each year. AngioJet may also provide a potential treatment for the 400,000 patients per year presented with thrombosed central venous lines. More than 2.5 million people are affected with deep vein thrombosis (DVT) each year. DVT leads to 300,000 hospitalizations and 50,000 deaths from subsequent pulmonary embolism (PE) annually. The Company believes that approximately 300,000 DVT/PE cases per year could be treated with AngioJet. Further, the Company estimates that more than 550,000 patients annually are candidates for AngioJet System treatment to alleviate thrombosis and vessel occlusion resulting in unstable angina and acute myocardial infarction. An emerging market for interventional therapy is the treatment of thrombotic disorders resulting in strokes, and the Company believes its technology may be suitable for the estimated 576,000 arterial occlusive strokes occurring annually.

     The Company's established price for the single use catheter and the pump set to the hospital (worldwide) is between $900 and $1,450. The list price for the drive unit in the U.S. is $80,000. Outside the U.S. the list price of the drive unit to the Company's independent distributors is between $25,000 and $40,000. The average mechanical thrombectomy procedure is performed in a surgical setting with an overnight hospital stay and could result in charges to the patient exceeding $20,000. Lytic drug therapy may cost $500 to $5,000 for the drug plus hospital and procedure charges, resulting in a total patient cost of as much as $25,000.

     On December 6, 1996 the Company received FDA clearance to commence U.S. marketing of the AngioJet Rapid Thrombectomy System with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. In July 1997 the Company submitted a 510(k) application to the FDA seeking clearance to expand label claims for its AngioJet Rapid Thrombectomy System to include use in peripheral arteries and bypass grafts in the U.S. The Company expects an FDA decision on the application early in calendar 1998.

     In March 1996, Possis received FDA approval to initiate Phase 2 clinical testing of its AngioJet System for use in removing blood clots from coronary arteries and bypass grafts. As of October 1997, 253 patients have been enrolled in Phase 2 comparing the performance of the AngioJet System to the drug urokinase. The Company believes that the coronary application of the AngioJet System will be subject to a PMA approval process and anticipates filing a PMA application with the FDA in 1998.

     PERMA-FLOW CORONARY BYPASS GRAFT. Coronary artery bypass graft ("CABG") surgery is performed to treat impairment of blood flow to portions of the heart. CABG surgery involves the grafting of one or more vessels to the heart to re-route blood around blocked coronary arteries.

     Autogenous grafts (using the patient's own saphenous vein or mammary artery) have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (80% to 90% for saphenous veins and over 90% for mammary arteries one year after surgery) with negligible risk of tissue rejection. However, the surgical harvesting of vessels for autogenous grafts involves significant patient trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryopreserved saphenous veins are available, but these veins often deteriorate due to the body's immune system attacking the graft.

     The Possis Perma-Flow Graft is a synthetic graft 5mm in diameter for use in CABG surgery. The Perma-Flow Graft is intended initially to provide a graft alternative to patients who require bypass surgery but have insufficient or inadequate native vessels as a result of repeat procedures, trauma, disease or other factors. The Company believes, however, that the Perma-Flow Graft will ultimately be used as a substitute for native saphenous veins, thus avoiding the trauma and expense associated with the surgical harvesting of veins.

     The Perma-Flow Graft is made of ePTFE, a standard graft material, and contains a molded silicone venturi-shaped flow resistance element approximately 2mm in diameter. The Perma-Flow Graft is designed to be implanted by initially suturing it to the vena cava, followed by side-to-side anastomoses (connections) of the graft to the coronary arteries beyond the blockages and then suturing the graft to the aorta. The formation of this artery-to-vein shunt is designed to create a continuous blood flow at a sufficiently high rate through the graft to reduce the incidence of blood clot formation, the major reason for synthetic graft failure in the past. The flow resistance element is designed to prevent excessive shunting of blood to the vena cava and to maintain high arterial pressure for effective coronary perfusion.

     Company  research  indicates  that  in  1996  approximately   625,000  CABG
procedures were performed worldwide, of which approximately 390,000 were performed in the United States. Approximately 20% of these CABG procedures were performed on patients who had previously undergone bypass surgery. It is anticipated that the number of repeat CABGs will continue to increase as a percentage of procedures performed, as the number of patients who have the procedure increases. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein. Based upon interviews with cardiovascular surgeons, including those involved in the clinical trials, the Company believes that patients whose native vessels are not available for use in bypass surgery comprise approximately 4% of those receiving CABG procedures, or approximately 25,000 annually, and that approximately 90,000 patients annually are determined by the treating physician to have native vessels inadequate to be used in bypass surgery. If initial use of the Perma-Flow Graft is shown to be clinically acceptable, the Company believes that the graft may be used for these patients. The Company further believes that if long-term clinical results are acceptable to clinicians (generally greater than 50% patency five years after implant), the graft may ultimately be used as a substitute for native saphenous veins.

     Currently, no synthetic coronary graft has been approved by the FDA. Cryopreserved saphenous veins are currently not regulated by the FDA and sell to U.S. hospitals for approximately $3,500 to $4,000 in the United States. The Company anticipates pricing for the Perma-Flow Graft will be competitive with cryopreserved saphenous veins.

     The Company received FDA approval to initiate clinical testing of its Perma-Flow Graft in November 1991. In July 1995, the Company received approval to commence Phase 2 of the study comprising 150 additional patients at up to 20 U.S. sites. As of September 1997, 32 Phase 1 and 72 Phase 2 study patients have been enrolled at 16 sites. Angiographic results at 30 days following surgery have been reported on 82 patients, which confirmed 152 of 164 side-to-side anastomoses to be patent (providing blood to the coronary arteries). Within this 30-day interval, of the remaining 17 patients, angiographic results were not yet reported for nine and eight died of causes reported by the investigator to be unrelated to the graft. In addition, angiographic follow-up was performed approximately 12 months from implant on 25 patients, which confirmed that 35 of 52 anastomoses were patent. The Company believes this performance is substantially equivalent to commonly-used autologous vessels. The Company anticipates filing a PMA application for U.S. marketing authorization in 1999.

     In August 1997, the Company received an HUD designation for the Perma-Flow Graft for use in patients who require coronary bypass surgery but lack autologous vessels with which to perform it. This designation was the first step in the two-step HDE process. The Company intends to submit an HDE for authorization to market the Perma-Flow for this limited indication, while continuing its IDE clinical trials of the Graft in support of an eventual PMA approval for Perma-Flow Graft use as an alternative to available autologous graft sources.

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

     The U.S. hospital prices of ePTFE and biological graft products manufactured by certain other manufacturers currently range from $400 to $700 per unit, depending on length, style, and configuration. Final pricing of the Company's Perma-Seal Graft will depend upon manufacturing costs, distribution methods and competitive pressures.

     In July 1992, Possis received FDA approval to initiate clinical testing of its Perma-Seal Graft. The study was randomized on a one-to-one basis with patients receiving either a Perma-Seal Graft or a conventional ePTFE graft. In May 1997, the Company completed its patient enrollment in its clinical study. There were 250 patients enrolled in the study at six clinical sites, 129 of which received the Perma-Seal Graft. Clinical data indicates that Perma-Seal Graft patients who have been accessed for dialysis have reduced compression times to stop bleeding after removing the dialysis needles and the graft can be used for dialysis the same day it is implanted. The Company filed a 510(k) application for marketing authorization with the FDA in August 1994. In May 1995, the Company received a request for additional information from the FDA and the Company responded to the request on August 31, 1995. In November 1995, the FDA responded to the 510(k) with additional questions and in February 1996, the FDA told the Company it wanted to see data on 124 study patients followed for 12 months. In August 1997, the Company resubmitted its 510(k) application and anticipates an FDA Panel review and a final 510(k) decision in the first half of calendar 1998.


Research and Development

     The Company's  product  development  efforts for its existing  products are focused primarily on clinical testing, obtaining necessary FDA product registrations and validating manufacturing processes. The Company's new product development efforts are focused primarily on developing additional applications of the AngioJet Thrombectomy System, including carotid, neurovascular and venous applications, and on utilizing its Perma-Flow Graft and Perma-Seal Graft technologies to develop other graft products, including endovascular stent grafts. The Company also believes its AngioJet technology has application beyond thrombectomy, such as for minimally invasive tissue removal. Research and development expenses are generally incurred for product design, development and qualification, manufacturing process development and validation, the conduct of clinical trials and governmental approvals. The Company's research and development expense is expected to increase as the Company continues its clinical trials and current product development plans.

     As of September 30, 1997, the Company employed approximately 50 full-time employees in research and development, including 42 in new product concept screening, prototype building, product and process development and validation and 8 in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Coon Rapids, Minnesota. The Company spent $5.0 million, $3.2 million and $3.3 million in fiscal 1997, 1996, and 1995, respectively, on medical product research and development.


Marketing and Sales

     The Company is marketing its AngioJet System and graft products to interventional radiologists and cardiologists and also to physician specialty groups, including vascular surgeons, cardiovascular and thoracic surgeons. The Company is currently marketing the AngioJet System for hemodialysis graft thrombosis and plans to market the system for other peripheral vessel and graft applications, targeting interventional radiologists, vascular surgeons and some cardiologists who perform PTA and other thrombectomy or lytic procedures. The AngioJet System for coronary applications will be marketed primarily to interventional cardiologists and some cardiovascular surgeons. The AngioJet System for stroke treatment will be marketed to interventional neuroradiologists and cardiologists. The primary customer for the Perma-Flow Graft is expected to be the cardiovascular surgeon and thoracic surgeon. The initial focus of the Company's marketing will be for use in procedures involving patients having inadequate native vessels. The Perma-Seal Graft will be marketed to vascular surgeons, who typically are the primary decision makers with respect to the placement of vascular access grafts for patients receiving dialysis for renal failure. The Company will also target other clinicians influential in dialysis treatment selection, including nephrologists, internists, and dialysis unit technicians.

     The Company is currently marketing its AngioJet System outside the United States using an independent distributor network. The Company currently has distributorship agreements with 18 distributors covering Belgium, Denmark, Italy, Luxembourg, The Netherlands, Norway, Spain, Switzerland, Austria, France, Saudi Arabia, Israel, Australia, New Zealand, Russia, Japan, Korea, and Taiwan. Generally, the distributorship agreements are for an initial five-year term and provide that the distributors, at their own expense, will investigate, negotiate and obtain regulatory approvals for the Company's products in the specified territory. The Company closed its European distribution center because regulatory European clearance for all Possis products was received in July 1997 and it is now more cost-effective to ship products directly to European customers from the United States. All sales made to the Company's independent distributors are denominated in United States dollars.

     On December 6, 1996, the Company received FDA clearance to commence U.S. marketing of the AngioJet Rapid Thrombectomy System with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. The Company is marketing and distributing the AngioJet System in the United States utilizing a direct sales force.

     In early 1995, the Company entered into a 10 year distribution agreement with C. R. Bard ("Bard") pursuant to which the Company granted Bard the
exclusive   worldwide  right  to  market,  sell  and  distribute  the  Company's
Perma-Seal Graft. The initial grafts were shipped to Bard in May 1996. In January 1997, the Company terminated the agreement with Bard. The Company is seeking another distributor and is in discussion with several companies. Until another distributor is selected, there will likely be no Perma-Seal Graft product sales.

     In March 1996, the Company entered into a three year distribution agreement with Baxter Healthcare Corporation ("Baxter") granting Baxter worldwide rights to market, sell and distribute the Perma-Flow Graft. The initial shipment of Perma-Flow Grafts was made in July 1996. Baxter has developed marketing material and in October 1997 launched the product within the European market following the receipt of CE Mark approval in July 1997.

     Promotional activities by the Company are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. The
Company believes that opinion leader publications in medical journals and presentations at medical meetings will be especially important to encourage broad acceptance of its products. Other marketing activities include medical journal advertising and supporting studies designed to gather cost effectiveness data of the Company's products compared to conventional treatment.


Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company currently holds five United States patents and 17 foreign patents related to the Perma-Flow Graft and has four patent applications pending in the United States and two patent applications pending in foreign jurisdictions. The Company also holds two United States patents relating to the AngioJet System. In addition, the Company has eight United States and numerous foreign patent applications pending relating to the AngioJet System. Two AngioJet System patent applications have been accepted by the European Patent Office. In connection with the Perma-Seal Graft, two United States patents are pending and four foreign patent applications are pending. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. In addition, no assurance can be given that third parties will not receive patent protection on their own waterjet devices.

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


Competition

     The Company's products will compete with a number of different products and treatment methods for the conditions they address. The Company believes that its AngioJet System will face intense competition from a variety of treatments for the ablation and removal of blood clots, including thrombolytic drug therapies, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies.

     The Company is not aware of any synthetic graft being developed that will compete with the Perma-Flow Graft and believes it is the first developer to obtain FDA approval for clinical trials with a synthetic coronary bypass graft. The Company's Perma-Seal Graft will compete with ePTFE grafts and other synthetic grafts with needle sealing properties.

     The medical products market is characterized by rapidly evolving technology and intense competition. The future success of the Company will depend on its ability to keep pace with advancing technology and competitive innovations. Many potential competitors have significantly greater research and development capabilities, experience in obtaining regulatory approvals, established marketing and financial and managerial resources than the Company. Many potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may employ an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company.


Government Regulation

     Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Food, Drug and Cosmetic (FDC) Act.

     Under the FDC Act, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as the safety and effectiveness reasonably can be assured through general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices (GMP)). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found, or are determined to be not substantially equivalent to legally marketed devices) require the highest level of control, including premarket approval by the FDA to ensure their safety and effectiveness.

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

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to another device via the 510(k) process, the manufacturer or distributor must seek PMA approval of the proposed device. A PMA application must be submitted, supported by extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Generally, a company is required to obtain an IDE before it commences clinical testing in the United States in support of such a PMA. The FDA monitors and oversees the conduct of clinical trials under IDE. Although by statute the FDA has 180 days to review a PMA application once it has been accepted for filing, during which time an advisory committee may also evaluate the application and provide recommendations to the FDA, PMA reviews often extend over a significantly protracted time period, usually 12 to 24 months or longer from filing. Accordingly, there can be no assurance that FDA review of any PMA application submitted by the Company will not encounter prolonged delays or that the data collected and submitted by the Company in its PMA will support approval.

     In 1996, FDA issued regulations for Humanitarian Device Exemptions (HDE). These regulations permit that certain devices, if intended for a small (less than 4,000 per year), medical defined group of patients, to qualify as Humanitarian Use Devices and be authorized for sale in the U.S. under a temporary exemption from PMA or 510(k) requirements. An HDE is authorized by FDA upon approval of an appropriate HDE submission. Such submissions must establish the safety and probably benefit of the device for the proposed intended use. An HDE approval lasts 18 months, but may be extended with subsequent submissions. Devices marketed under an HDE may simultaneously undergo clinical trials under an approved IDE, and be submitted for clearance or approval under a 510(k) or PMA for a different or broader indication.

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also imposes post-marketing controls on the Company and its products, and registration, listing, medical device reporting, post-market surveillance, device tracking and other requirements on medical devices. Failure to meet these pervasive FDA requirements or adverse FDA determinations regarding the Company's clinical and pre-clinical trials could subject the Company and/or its employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals.

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

     The export and sale of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. A device under a U.S. IDE may be exported to any country, so long as its import to the receiving country complies with its requirements, and so long as at least one of the industrialized countries has agreed to its import. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For countries in the European Union, in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark. The Company received CE Mark approval for its current products in July 1997.

Employees

     As of September 30, 1997, the Company had 168 full-time employees and one contract employee. Of these full-time employees, 50 are in research and development, 60 are in manufacturing and production, 12 are in quality systems, 6 are in facilities/maintenance, 24 are in sales and marketing and 16 are in management or administrative positions. None of the Company's employees is covered by a collective bargaining agreement, and management considers its relations with its employees to be good.


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


Item 3.  Legal Proceedings:

None

Item 4.  Submission of Matters to a Vote of Security-Holders:

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Name            Age                    Position

Robert G. Dutcher      52   Director, Chief Executive Officer and President
Joseph J. Afryl Jr     49   Vice President, Sales and Marketing
Russel E. Carlson      51   Vice President, Finance and Chief Financial Officer
Irving R. Colacci      44   Vice President, Legal Affairs and Human Resources
                                            General Counsel and Secretary
James D. Gustafson     41   Vice President, Quality Systems and
                                            Regulatory/Clinical Affairs
Robert J. Scott        52   Vice President, Manufacturing Operations

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


     Russel E. Carlson joined the Company in September 1991 and has served as Vice President and Chief Financial Officer of the Company since June 1992. Prior to joining the Company, Mr. Carlson had been Chief Financial Officer of SpectraScience, Inc. (formerly GV Medical, Inc.), a medical device company, since September 1989 and had served in eight financial management positions with The Pillsbury Company, a food manufacturer and processor, since 1972.


     Irving R. Colacci has served as Secretary and Corporate Counsel of the Company since July 1988 and as Vice President and General Counsel since December 1993. Prior to joining the Company, Mr. Colacci had been an attorney at Dorsey & Whitney LLP.

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

                                     PART II


     Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters:

     The Company had 1,725 common shareholders of record at July 31, 1997. The common stock is traded on The Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 1997 and 1996 are presented below:

                                             1997                   1996
                                      High         Low        High       Low
QUARTER:
   First.......................      19           14-1/2     17-5/8     12-1/4
   Second......................      20-7/8       15-7/8     18-1/4     13-3/4
   Third.......................      20-29/64     11-7/8     19-3/4     14-1/8
   Fourth......................      17-1/8       14         21-3/4     12-7/8

     Additional information is contained in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8.

     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data:

                                      SELECTED FINANCIAL DATA
                              POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                        YEARS ENDED JULY 31,

In Thousands Except Earnings Per Share Data
                                            1997            1996         1995         1994         1993

INCOME STATEMENT DATA:
Operating revenues-
  Continuing operations...............     $4,834          $1,606       $3,207       $6,315       $8,342
Net income (loss)
  Continuing operations...............     (8,608)         (8,578)      (5,153)      (1,246)        (181)
  Discontinued operations.............        112             405          421          523       (1,331)
Net income (loss) per common share:
  Continuing operations...............       (.71)           (.74)        (.53)        (.15)       (.02)
  Discontinued operations.............        .01             .04          .04          .06        (.16)
Weighted average shares outstanding...     12,099          11,611        9,726        8,436        8,361

BALANCE SHEET DATA:
Working capital.......................    $16,840         $24,780       $6,846       $4,007       $5,183
Total assets..........................     22,423          29,361       10,321        8,882       11,472
Long-term debt,
  excluding current maturities........         10              39           93           80        1,279
Shareholders' equity..................     19,800          27,597        8,648        5,684        5,947

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales (the "St. Jude Royalties"). See Note 6 of Notes to Consolidated Financial Statements. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Note 2 of Notes to Consolidated Financial Statements. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decrease due to a pacemaker lead technology shift. In connection with this sale, the Company received $1.1 million in cash and the right to receive royalty payments over a twelve-month period. See Note 10 of Notes to Consolidated Financial Statements. The sale of the pacemaker lead business in March 1994 enabled Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials and in early stages of commercialization.

     Over the past several fiscal years, the Company has transitioned its revenue stream from pacemaker leads and royalty revenues to revenues from the sale of its new products and related sales agreements. The resulting cash flow, together with the approximately $34.0 million net proceeds from the Company's calendar 1994 and 1995 Common Stock offerings, has been used to fund the Company's operations, including research and development related to its products. With the sale of its pacemaker lead business and the expiration of royalty payments from St. Jude in March 1995, Possis does not expect to become profitable unless it achieves significant sales in the United States and its products receive additional United States Food and Drug Agency ("FDA") marketing approvals. There can be no assurance that significant sales or additional marketing approvals will occur.

Results of Operations

Fiscal Years ended July 31, 1997, 1996 and 1995

     Total revenue increased 201% in fiscal 1997 and decreased 50% in fiscal 1996, compared to prior years. The main factor in the product sales increase in fiscal 1997 was the December 1996 FDA clearance to commence U.S. marketing of the AngioJet Rapid Thrombectomy System, with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. The AngioJet System drive unit is a piece of capital equipment and currently lists for $80,000 to U.S. hospitals. The purchasing cycle for the AngioJet System drive unit, the Company believes, will average nine to twelve months depending on the customer's budget cycle. The Company offers an AngioJet System evaluation program lasting up to 90 days during which, in return for free placement of the drive unit, the hospital purchases a minimum number of disposable catheters and pumps. If the hospital requires additional time to complete the purchase and chooses to keep the drive unit, monthly rent is charged with a portion of rent paid applied to the final purchase price. Drive unit rental programs are available and, through a third party, the Company offers various drive unit financing plans including prime interest rate capital leases, operating leases and a plan to acquire the drive unit through the purchase of a minimum number of marked-up disposable products. AngioJet System drive unit and disposable product sales in the U.S. during fiscal 1997 were $283,000 and $1,543,000, respectively. Foreign sales of the AngioJet System, drive units and disposable products, during fiscal 1997, 1996 and 1995 were $806,000, $919,000 and $195,000, respectively. The Company's
German AngioJet System distributor was terminated in February 1997 which impacted fiscal 1997 foreign sales. The Company is evaluating its European AngioJet System distribution options. The Company believes that U.S. AngioJet System sales will grow through the addition of sales people, the completion of clinical trials designed to yield additional label-approved product uses and the introduction of additional catheter designs.

     During fiscal 1997, 1996 and 1995, sales of the Perma-Flow Coronary Bypass Graft were $58,000, $111,000 and $29,000, respectively. Baxter Healthcare Corporation, the Company's Perma-Flow Graft worldwide distribution partner since March 1996, has developed marketing materials and in October 1997 officially launched the product within the European market following the receipt of CE Mark approval for the Perma-Flow Graft in July 1997. The Perma-Flow Graft was the first synthetic coronary bypass graft to clear this significant European regulatory milestone. In addition, the Company plans to submit an application to the FDA by December 1997 requesting that the Perma-Flow Graft be given Humanitarian Device Exemption status, thereby allowing the Company to market the product in the U.S. for a limited indication as it completes the U.S. clinical study and PMA registration designed to provide broad marketing approval.

     Due to the termination of the Company's worldwide Perma-Seal Dialysis Access Graft distributor in January 1997, sales of this product in fiscal 1997 were only $124,000. Perma-Seal Graft sales in fiscal 1996 and 1995 were $163,000 and $3,000, respectively. Until another distributor is selected, there will likely be no Perma-Seal Graft product sales. The Company is seeking another distributor for this product and is in discussion with several potential companies. The Company submitted a 510(k) application to the FDA in August 1997 seeking clearance to market the Perma-Seal Graft in the United States.

     Sales agreement and other revenue includes $200,000 per year for fiscal 1997 and 1996 from Baxter Healthcare Corporation due the Company under a supply and distribution agreement for the Perma-Flow Coronary Bypass Graft. In addition, fiscal 1997 sales agreement and other revenue includes $1,799,000 in cash and returned unused product due to the termination of the Company's Perma-Seal Graft supply and distribution agreement. The Company received
$1,000,000  through July 31, 1996 from it's Perma-Seal  Graft  distributor.  See
Note 11 of Notes to Consolidated Financial Statements.

     The Company is planning for continued growth in product sales for fiscal 1998 and beyond and believes that for the next several years most of this growth will come from AngioJet System sales in the U.S. marketplace.

     Cost of medical products decreased 6% in fiscal 1997 and increased 58% in fiscal 1996, compared to prior years. Production expenses relating to vascular grafts were $299,000, $1,555,000 and $1,449,000 for fiscal years 1997, 1996, and
1995, respectively. During most of fiscal 1997 the Company has worked to validate the vascular graft production processes and was not producing graft products. The cost of product and process validation is reported as research and development expense. AngioJet System production costs for fiscal 1997, 1996 and 1995 were $4,540,000, $3,680,000 and $1,889,000, respectively. The increase is primarily due to significant growth in AngioJet System product sales. The Company believes that manufacturing costs per unit will be reduced as product sales and related production volumes grow and as identified product and process improvements are made. In April 1997 the Company received full ISO 9001 quality system certification. ISO certification is issued by the International Standards Organization and incorporates standards of quality and excellence recognized worldwide in design, development, production, installation and service.

     Selling, general and administrative expenses increased 49% in fiscal 1997 and 44% in fiscal 1996, compared to prior years. The primary factor in fiscal 1997 is increased sales and marketing expense related to the establishment of a direct U.S. sales organization to sell the AngioJet Rapid Thrombectomy System and expenses of marketing the product in the United States. Based upon early physician interest, the Company has grown the U.S. AngioJet System sales and marketing organization from eight employees in January 1997 to 23 employees in July 1997. The Company plans to at least double its field sales organization during fiscal 1998 and sales and marketing expenditures are expected to grow significantly in the current year and beyond. In fiscal 1996, the primary factor in the growth in selling, general and administrative expense was increased sales and marketing expenditures necessary to broaden non-U.S. distribution and to prepare for FDA marketing clearance of the AngioJet System.

     Research and development expenses increased 57% in fiscal 1997 and decreased 4% in fiscal 1996, as compared to prior periods. Fiscal 1997 increases are due primarily to vascular graft product and production process validation expenses and increased expenses of conducting the Perma-Flow Graft and Coronary AngioJet System clinical trials. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in development of new AngioJet Rapid Thrombectomy System applications, new vascular grafts and new AngioJet technology-based products.

     Interest income has decreased in fiscal 1997 from the previous year due to use of the Company's cash reserves to fund the Company's operations.

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $14.8 million at July 31, 1997, a decrease of $8.7 million from the prior year. The primary factor in the reduction of the Company's cash position was the net loss of approximately $8.5 million.

     During fiscal 1997, cash used in operating activities was $8.6 million, which resulted primarily from an $8.5 million net loss and a $1.7 million increase in receivables, inventories and other current assets, offset by depreciation, amortization of goodwill, stock compensation and an increase in trade accounts payable and accrued liabilities totaling $1.6 million. Cash provided by investing activities was $4.4 million, which resulted from the net proceeds from the sale/maturity of marketable securities of $5.0 million, offset by additions to plant and equipment of $613,000. Net cash provided by financing activities was $332,000, which resulted primarily from the exercise of stock options of $405,000.

     During fiscal 1996, cash used in operating activities was $8.8 million, which resulted primarily from an $8.2 million net loss and a $1.9 million increase in receivables, inventories and other current assets, offset by depreciation, amortization of goodwill, stock compensation and an increase in trade accounts payable totaling $1.1 million. Cash used in investing activities was $15.6 million, which resulted primarily from net purchases of marketable securities of $14.8 million and additions to plant and equipment of $1.5 million, offset by the proceeds from the sale of discontinued operations of $589,000. Fiscal 1996 additions to plant include approximately $1.2 million associated with the Company's April 1996 relocation to a larger leased facility. Proceeds from discontinued operations increased $240,000 in fiscal 1996 as a result of the prepayment by Advanced Technical Services, Inc. ("ATS") of the notes receivable and estimated remaining royalty payments in connection with the sale of ATS. See Note 2 of Notes to Consolidated Financial Statements. Net cash provided by financing activities resulted primarily from the Company's October 1996 common stock offering netting approximately $26.7 million.

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

     The Company believes that product sales of the AngioJet System in the U.S. and internationally will yield meaningful sales growth going forward. At the same time, sales and marketing expenditures will continue to increase with the sales growth. Research and development expenditures are expected to grow as well. The Company expects to report a loss for fiscal 1998. In addition, the Company expects that increasing working capital investments in trade accounts receivable and inventory will be required to support growing product sales. The Company is currently evaluating its capital needs and the options available for raising cash. Additional capital will likely be sought in fiscal 1998.


Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this 10-K, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA which is out of the Company's control, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved and other risks detailed from time to time in the Company's various Securities and Exchange Commission filings.

Item 8.  Financial Statements and Supplementary Data:









INDEPENDENT AUDITORS' REPORT


To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the Company) as of July 31, 1997 and 1996 and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Minneapolis, Minnesota
August 29, 1997


                                             POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                                       July 31, 1997          July 31, 1996
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Note 1)............................      $ 3,849,194            $ 7,688,507
    Marketable securities (Note 1)................................       10,964,170             15,838,543
    Receivables:
      Trade (less allowance for doubtful accounts:
          $80,000 and $60,000, respectively)......................          878,893                389,983
      Other.......................................................          120,558                218,154
    Inventories (Note 1):
      Parts.......................................................        1,242,580                755,081
      Work-in-process.............................................          940,918                898,721
      Finished goods..............................................        1,191,870                466,985
    Prepaid expenses and other assets.............................          264,117                207,156
           Total current assets...................................       19,452,300             26,463,130


PROPERTY (Notes 1 and 3):
    Leasehold improvements........................................        1,166,306              1,090,935
    Machinery and equipment.......................................        3,317,391              2,782,287
    Assets in construction........................................           51,753                 92,743
                                                                          4,535,450              3,965,965
    Less accumulated depreciation.................................        1,906,500              1,482,233
         Property - net...........................................        2,628,950              2,483,732

OTHER ASSETS:
    Goodwill (Note 1).............................................          341,922                413,922

TOTAL ASSETS......................................................      $22,423,172            $29,360,784












See notes to consolidated financial statements.


                                             POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                          (continued)

                                                                             July 31, 1997       July 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable.............................................     $    648,502          $    317,905
    Accrued salaries, wages, and commissions...........................          762,587               725,988
    Current portion of long-term debt (Note 3).........................           28,356                73,386
    Clinical trials accrual............................................          879,166               378,638
           Other liabilities (Note 3)..................................          294,002               187,675
Total current liabilities..............................................        2,612,613             1,683,592

DEFERRED REVENUE (Note 2)..............................................           --                    41,768

LONG-TERM DEBT (Note 3)................................................           10,213                38,569

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 5):
    Common stock-authorized 100,000,000 shares,
         of $ .40 par value each; issued and outstanding,
        12,121,312 and 12,052,644 shares, respectively.................        4,848,525             4,821,058
    Additional paid-in capital.........................................       41,118,611            40,688,535
    Unearned compensation..............................................           --                  (102,690)
    Unrealized loss on investments.....................................           (5,836)             (145,276)
    Retained deficit...................................................      (26,160,954)          (17,664,772)
          Total shareholders' equity...................................       19,800,346            27,596,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................      $22,423,172           $29,360,784













See notes to consolidated financial statements.

                                             POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      YEARS ENDED JULY 31
                                                                          1997               1996             1995
REVENUES:
     Medical products sales (Note 9).........................          $2,814,646         $1,156,170        $229,984
     Net heart valve patent payments (Note 6)................              --                 --           1,817,388
     Royalty payments relating to
         pacemaker lead business (Note 10)...................              --                 --             410,118
     Sales agreement and other (Note 11).....................           2,019,431            450,000         750,000
         Total revenues......................................           4,834,077          1,606,170       3,207,490

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products ...............................           4,934,887          5,256,179       3,334,589
     Selling, general and administrative.....................           4,545,937          3,052,422       2,116,251
     Research and development ...............................           4,964,239          3,167,013       3,297,524
     Interest................................................               5,422             14,296          23,568
         Total cost of sales and other expenses..............          14,450,485         11,489,910       8,771,932

Operating loss...............................................          (9,616,408)        (9,883,740)     (5,564,442)

Interest income..............................................           1,001,578          1,369,453         411,696
Gain (loss) on sale of  investments..........................               7,109            (64,007)          --
Loss from continuing operations..............................          (8,607,721)        (8,578,294)     (5,152,746)

Income from discontinued operations - net (Note 2)...........             111,539            405,416         420,901
Net loss ....................................................         $(8,496,182)       $(8,172,878)    $(4,731,845)

Weighted average number
     of common shares outstanding............................          12,099,217         11,611,070       9,726,105
Earnings (loss) per common share:
     Continuing operations    ...............................               $(.71)             $(.74)          $(.53)
     Discontinued operations  ...............................                  01                .04             .04
Net loss ....................................................               $(.70)             $(.70)          $(.49)











See notes to consolidated financial statements.

                                             POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      YEARS ENDED JULY 31
                                                                                1997            1996              1995
OPERATING ACTIVITIES:
     Net loss .........................................................    $(8,496,182)     $(8,172,878)      $(4,731,845)
Adjustments to reconcile net loss to net
         cash used in operating activities:
     (Gain) loss on sale of marketable securities......................         (7,109)          64,007            --
Loss on disposal of assets.............................................          4,932           24,239             5,631
Depreciation...........................................................        473,816          395,132           361,024
Amortization of goodwill...............................................         72,000           72,000            72,000
     Stock compensation................................................        155,083          505,432           113,298
     (Increase) decrease in receivables................................       (391,314)        (741,886)        3,157,870
     (Increase) decrease in inventories................................     (1,286,860)      (1,109,773)           32,610
     (Increase) decrease in other current assets.......................        (56,961)         (19,968)           56,493
     Increase in trade accounts payable................................        330,597          158,540            44,006
     Increase (decrease) in accrued and other current liabilities......        601,686           (4,225)       (1,059,792)
         Net cash used in operating activities.........................     (8,600,312)      (8,829,380)       (1,948,705)

INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations.....................         --              589,441           349,679
Additions to plant and equipment.......................................       (612,641)      (1,453,379)         (561,817)
     Proceeds from sale of fixed assets................................         20,954           10,945             2,728
     Purchase of marketable securities.................................     (1,990,718)     (17,992,853)      (11,431,373)
     Proceeds from sale/maturity of marketable securities..............      7,011,640        3,215,681        10,160,719
         Net cash provided by (used in)
         investing activities..........................................      4,429,235      (15,630,165)       (1,480,064)

FINANCING ACTIVITIES:
     Proceeds from notes payable.......................................         --               19,000           115,673
     Repayment of long-term debt.......................................        (73,386)         (82,925)         (594,530)
     Proceeds from issuance of stock and exercise
         of options and warrants.......................................        405,150       26,761,920         7,588,335
         Net cash provided by financing activities.....................        331,764       26,697,995         7,109,478

(DECREASE) INCREASE  IN CASH AND
    CASH EQUIVALENTS...................................................     (3,839,313)       2,238,450         3,680,709

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD...........................................................      7,688,507        5,450,057         1,769,348
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................     $3,849,194      $ 7,688,507        $5,450,057

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest............................................       $  5,422          $14,296           $23,568
Inventory transferred to fixed assets..................................         32,279           19,983            30,473



See notes to consolidated financial statements.

                                             POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
                                                CHANGES IN SHAREHOLDERS' EQUITY
                                                                          Unearned    Unrealized
                                       Common Stock         Additional     Stock        Loss on
                                    Number of                 Paid-in      Compen-      Invest-       Retained
                                    Shares      Amount        Capital      sation       ments         Deficit         Total
BALANCE AT JULY 31, 1994........  8,456,252  $3,382,501    $ 7,180,089  $ (118,836)    $   --      $ (4,760,049)  $ 5,683,705

    Employee stock purchase
       plan.....................     10,932       4,373         65,319       --            --            --            69,692
    Stock options issued to
      directors (Note 5)........       --          --           44,849       --            --            --            44,849
    Stock options exercised.....    147,000      58,800        640,021                                                698,821
    Stock retired...............    (58,281)    (23,312)      (378,229)      --            --            --          (401,541)
    Stock bonus.................     11,628       4,651         59,303       --            --            --            63,954
    Stock offering..............  1,402,500     561,000      6,590,573       --            --            --         7,151,573
    Unearned stock compensation
      amortization..............      --           --             --        68,449         --            --            68,449
    Net loss....................      --           --             --         --            --        (4,731,845)   (4,731,845)

BALANCE AT JULY 31, 1995........  9,970,031   3,988,013     14,201,925     (50,387)        --        (9,491,894)    8,647,657

    Employee stock purchase
         plan...................     17,194       6,878        106,537       --            --             --          113,415
    Stock options issued to
        directors and distributors
        (Note 5)................      --           --          292,240       --            --             --          292,240
    Stock options exercised.....    123,800      49,520        858,030       --            --             --          907,550
    Stock retired..............     (47,639)    (19,056)      (857,074)      --            --             --         (876,130)
    Stock grants................     18,000       7,200        206,015    (265,500)        --             --          (52,285)
    Stock offering..............  1,971,258     788,503     25,880,862       --            --             --       26,669,365
    Unearned stock compensation
        amortization............      --           --             --       213,197         --             --          213,197
    Unrealized loss on investments    --           --             --          --       (145,276)          --         (145,276)
    Net loss....................      --           --             --          --           --        (8,172,878)   (8,172,878)

BALANCE AT JULY 31, 1996........ 12,052,644  $4,821,058    $40,688,535  $ (102,690)   $(145,276)   $(17,664,772)  $27,596,855

    Employee stock purchase
         plan...................      8,537       3,415        123,616        --           --             --          127,031
    Stock options issued to
        directors (Note 5)......      --           --           52,393        --           --             --           52,393
    Stock options exercised.....     68,109      27,243        276,391        --           --             --          303,634
    Stock retired..............      (7,978)     (3,191)       (22,324)       --           --             --          (25,515)
    .Unearned stock compensation
        amortization............      --           --             --       102,690         --             --          102,690
    Unrealized gain on investments    --           --             --          --        139,440           --          139,440
    Net loss....................      --           --             --          --           --        (8,496,182)   (8,496,182)


BALANCE AT JULY 31, 1997........ 12,121,312  $4,848,525    $41,118,611  $     --      $  (5,836)   $(26,160,954)  $19,800,346

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Consolidation The accompanying consolidated financial statements include the accounts of Possis Medical, Inc. (the Company) and its wholly-owned subsidiaries, Possis Holdings, Inc., JEI Liquidation, Inc. (Jet Edge) (Note 2) and Possis Medical Europe B.V., after elimination of intercompany accounts and transactions.

     The Company is a developer, manufacturer and marketer of medical devices. The Company was incorporated in 1956 and has operated several businesses over the last 41 years. In 1990 the Board of Directors decided to focus on medical products, which led to the sale of the Technical Services Division in 1991 and the Jet Edge industrial waterjet business in 1994. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decline due to a pacemaker lead technology shift. The name of the Company was changed to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary (Possis Medical Europe B.V.) in the Netherlands to support international product distribution.

     The Company's thrombectomy and graft products utilize new technology and the production processes, and production equipment used to manufacture them are unique and have been designed and constructed by Company employees. In addition, the medical device industry is subject to the laws and oversight of the United States Food and Drug Administration ("FDA") as well as non-U.S. regulatory bodies in countries where the Company does business.

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

     Property, Depreciation, and Amortization Property is carried at cost and depreciated using the straight-line method over estimated useful lives of the assets at the following annual rates:

       Leasehold improvements...................          10%
       Machinery and equipment..................          10-25%

     Goodwill Goodwill is being amortized on a straight-line basis over 13-1/2 years, based on the remaining life of patent rights related to the Perma-Flow Graft acquired in 1988. Accumulated amortization at July 31, 1997 and 1996 was $645,500 and $573,500, respectively.

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for interim and annual reporting periods ending December 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share," and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is not expected to have a material impact on loss per share.

     Cash Equivalents The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

     Marketable Securities All Company securities as of July 31, 1997 and 1996 are classified as available-for-sale and consist primarily of U.S. government securities. These investments are reported at fair value with a net unrealized loss of $5,836 and $145,276 included in shareholders' equity as of July 31, 1997 and 1996, respectively. These securities have maturity dates ranging from October 31, 1997 to March 5, 2001. The Company utilizes the specific identification method in computing gains or losses. During 1997 and 1996, the Company sold available-for-sale securities aggregating approximately $1,012,000 and $1,941,000, realizing a gain of $7,109 in 1997 and a loss of $64,007 in 1996. There was no material difference between amortized cost and fair value for the marketable securities at July 31, 1995.

     Impairment of Long-Lived Assets SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized, based on the difference between the carrying value and the discounted cash flows of an asset, when the estimated future undiscounted cash flows from the asset are less than the carrying value of the asset. The adoption of SFAS No. 121 had no material effect on the consolidated financial statements.

2.   DISCONTINUED OPERATIONS
     Technical Services Division On September 29, 1991, the Company sold its Technical Services division to Advance Technical Services, Inc. (ATS), which is 51% owned by a former officer of the Company. Under the terms of the sale, the Company received approximately $550,000 in cash and a note of $250,000 for the net assets of the business and realized a gain of $66,517. In addition, the Company received a percentage of ATS's annual revenues in excess of a specified amount through September 1996. As part of the sale, the Company also received $200,000 in cash and a note of $500,000 for an agreement not to compete for a five-year period; income from the now complete agreement was recognized ratably over the period of the agreement.

     During 1996, ATS prepaid the notes receivable and the estimated remaining royalty payments in connection with the sale of ATS. At July 31, 1997, all amounts related to the Company's sale of ATS were paid in full.

     Income from Discontinued Operations Operating results of the Technical Services division were as follows for the years ended July 31, 1997, 1996 and 1995:

                                             1997        1996        1995
 Sales  ................................. $   --      $   --      $  --
 Income from operations.................. $   --      $    225    $ 87,306
 Amortization of not-to-compete
  agreement..............................   41,768     154,647     113,916
 Percentage of ATS's revenues............   69,771     250,544     219,679

 Income from discontinued operations .... $111,539    $405,416    $420,901


3.   LONG-TERM DEBT

     Long-term debt at July 31, 1997 and 1996 is as follows:    1997      1996
     Notes payable, interest at 9.75%-10.15%,
        principal and interest payable monthly, final
        payments due between November 1997 and
        December 1998, collateralized by
        the Company's equipment.............................  $25,269  $ 92,955
     Noninterest bearing note payable, principal payable
        in 10 equal quarterly payments beginning
        January 1997, final payment due April 1999,
        unsecured...........................................   13,300    19,000
                                                               38,569   111,955
       Less current maturities..............................   28,356    73,386
                                                              $10,213  $ 38,569

4.   INCOME TAXES
     At July 31, 1997, the Company has net operating loss carryforwards of approximately $22,935,000 for federal tax purposes which expire in 2003 through 2012 and $7,683,000 for Minnesota tax purposes which expire in 2003 through 2012.

     In addition, at July 31, 1997 the Company has approximately $1,653,000 and $455,000 in federal and state tax credits, respectively, substantially all of which are research and development tax credits, which expire from 2000 through 2012, and a $65,182 AMT credit which does not expire.

     Deferred tax assets and liabilities as of July 31, 1997 and 1996 are described in the table below. The Company has not recorded any net deferred tax assets due to the uncertainty of realizing such assets:

                                                    1997            1996
 Current assets (liabilities):
 Allowance for doubtful accounts.............. $     28,000    $    20,000
 Inventory....................................      284,000        302,000
 Accrued vacation.............................       34,000         34,000
 Other  ......................................       57,000         80,000
                                                    403,000        436,000
 Valuation allowance..........................     (403,000)      (436,000)
 Net    ...................................... $       --      $      --

 Long-term assets:
 Net operating losses......................... $  8,551,000    $ 5,647,000
 Amortization of patents......................      187,000        142,000
 Tax credits..................................    1,687,000      1,506,000
 Depreciation.................................     (133,000)       (74,000)
                                                 10,292,000      7,221,000
 Valuation allowance..........................  (10,292,000)    (7,221,000)
 Net    ...................................... $     --        $   --


     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 1997, 1996 and 1995 as follows:

                                                   1997           1996            1995
Tax benefit on loss from
  continuing operations computed at
  statutory rate of 34%.....................  $(2,889,000)    $(2,778,000)    $(1,608,000)
Decrease in tax benefit due to
  nonrecognizable benefits of net
  operating loss carryforwards and others...    2,889,000      2,778,000        1,608,000
Total income tax expense
  continuing operations.....................  $     --        $   --          $   --


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

     The total number of shares of stock reserved and available for distribution under the 1992 Plan originally was 600,000 shares, a maximum of 350,000 of which may be issued as Incentive Stock Options. The total number of shares reserved and available for distribution under the plan was increased annually on January 2, 1993, 1994 and 1995, by 1% of the number of shares of the Company's common stock outstanding at July 31 of the prior fiscal year. In 1995 the Company amended the 1992 Stock Compensation Plan by increasing the number of common shares issuable under the plan each year from 1% to 2% of the total number of shares outstanding at July 31 of the prior fiscal year. In addition, the number of common shares issuable as Incentive Stock Options under the plan was increased to 1,000,000. At July 31, 1997, there were 1,291,775 shares reserved for outstanding options and 242,902 shares available for granting of options under the 1992 Plan.

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

     In fiscal 1997, 1996 and 1995, the Company granted 5,207, 4,760 and 11,574 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options were granted under the 1992 Plan.

     A summary of changes in outstanding options for each of the three years ended July 31, 1997 follows:

                                                                 1997                      1996                       1995
     Shares under option at
        beginning of year............................           899,787                   728,102                   880,478
     Options granted - 1992 plan.....................           460,557                   254,660                    33,374
     Options granted - Non plan......................             --                       55,000                       --
     Options exercised...............................           (68,109)                 (123,800)                 (147,000)
     Options canceled................................           (79,291)                  (14,175)                  (38,750)
        Shares under option at end of year...........         1,212,944                   899,787                   728,102
     Shares exercisable at end of year...............           581,238                   348,204                   497,841
     Exercise price of options granted...............      $10.62-20.45               $8.75-17.50               $3.875-7.75
     Exercise price of options exercised.............      $1.00-14.625              $2.75-14.625              $2.625-11.38
     Market price of options exercised                     16.75-19.625              $13.75-21.25              $6.25-13.625
     Aggregate market value of options
        exercised....................................        $1,241,296                $2,245,906                $1,180,469

     Stock option weighted average exercise prices during 1997 and 1996 are summarized below:

                                                        1997           1996
         Outstanding at beginning of year..........  $ 9.15          $ 6.73
         Granted  .................................   15.81           14.71
         Exercised.................................    4.46            7.33
         Canceled .................................   12.40           14.08
         Outstanding at end of year................  $11.63            9.15

     The following table summarizes information concerning options outstanding and exercisable options as of July 31, 1997:

                                              Weighted
                                               Average
         Range of                             Remaining              Weighted-                              Weighted
         Exercise              Shares      Contractual Life           Average              Shares            Average
          Price             Outstanding        in Years           Exercise Price        Exercisable       Exercise Price
         $1 - $6              250,427            4.2                  $ 4.54               225,615            $4.41
         $6 - $11             265,367            5.5                    8.55               248,117             8.62
         $11 - $16            465,150            9.0                   13.98                97,006            14.08
         $16 - $21            232,000            9.2                   18.08                10,500            18.25


     In 1993, the Company granted 37,000 shares of restricted stock to employees under the terms of the 1992 Plan, which vested 7,400 shares each on December 2, 1993 and on June 3, 1994, 1995, 1996 and 1997. Approximately $128,000 was
accrued to pay the estimated withholding taxes on those shares as management believes that the employees would elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, with the exception of those shares vesting December 2, 1993, unvested shares were forfeited. Unearned compensation of $342,250 was recorded at the date of grant and was recognized over the vesting period. In 1996, the Company granted 18,000 shares of restricted stock to employees which vested 9,000 shares each on June 3, 1996 and 1997, under terms similar to the 1993 grants. Approximately $112,000 was accrued to pay the estimated withholding taxes on those shares as management believed that the employees would elect to receive fewer shares in lieu of paying the withholding taxes. Unearned compensation of $265,540 was recorded at the date of grant and is being recognized over the vesting period. In fiscal 1997, 1996 and 1995, total compensation expense of $102,690, $213,197 and $68,449, respectively, was recognized on these restricted stock grants.

     During 1996, the Company issued options to purchase 55,000 shares of common stock to various distributors of the Company's products. The options are exercisable at $12.56 - $14.39 per share and expire in 2001. Selling, general and administrative expense of approximately $251,000 was recorded in connection with these transactions.

     Effective August 1, 1996, the Company adopted SFAS No. 123,"Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1992 Plan because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant except as noted previously in this note. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during 1996 and 1997, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                        1997                      1996
    Net Loss:
      As reported.................  $(8,496,182)              $(8,172,878)
      Pro forma...................   (9,752,401)               (8,617,407)
    Loss per Share:
      As reported.................  $      (.70)              $      (.70)
      Pro forma...................         (.81)                     (.74)


     The fair value of options granted under the various option plans during 1997 and 1996 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:


                                                       1997          1996
    Dividend yield.............................        None          None
    Expected volatility........................         40%           42%
    Risk-free interest rate....................         6.5%          6.5%
    Expected life of option....................        120 mo.       120 mo.
    Fair value of options on grant date........      $4,353,803    $2,803,806


     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase an aggregate of 26,400 shares of the Company's common stock at $8.52 a share were outstanding at July 31, 1997. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for a specified period.

     On September 15, 1994, warrants to purchase 120,000 shares of common stock at $6.90 per share were issued to John G. Kinnard & Company in conjunction with the Company's September 1994 public stock offering. As of July 31, 1997, all such warrants were outstanding.

     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 8,537 shares in 1997, 17,194 shares in 1996 and 10,932 shares in 1995 under this plan.

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

7.  401 K PLAN
     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed one year of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 1997, 1996 and 1995 were $97,765, $90,114 and $77,907, respectively.


8.   COMMITMENTS AND CONTINGENCIES
     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in 2006. Rental payments under the lease are guaranteed by a letter of credit in the amount of $20,000 at July 31, 1997. Rental expense charged against earnings was $237,742 in fiscal 1997, $329,340 in fiscal 1996, and $379,706 in fiscal 1995. The future annual rentals on this operating lease are $242,000 per year through 2006. The lease is noncancelable before April 2001, after which it can be canceled with notice and payment of a termination fee.

     The Company is a defendant in various lawsuits relating to business, some of which involve claims for unspecified amounts. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the financial statements of the Company.

9.   SALES TO MAJOR CUSTOMERS
     The Company's continuing operations are in one segment, the design, manufacture and distribution of cardiovascular and vascular medical devices. Approximately 29% of 1997's medical product sales are to foreign customers. This is down from 80% in 1996 and 100% in 1995. In 1997 there were no individual customers that sales exceeded 10%. In 1996, sales to four customers amounted to 21%, 17%, 14% and 12% of medical products revenues, and the receivables related to these customers were 21%, 2%, 0%, and 6% of total receivables, respectively. In 1995, sales to two customers amounted to 62% and 15% of medical products revenues.

10. SALE OF PACEMAKER LEADS BUSINESS
     On March 18, 1994, the Company sold the assets of the pacemaker lead product line to Innovex, Inc. The Company received $1,100,000 in cash in exchange for $451,786 in inventories and fixed assets, recording a gain of $647,816 in fiscal 1994. In addition, the Company received a 75% royalty on gross sales of certain leads and related services for one year. The pacemaker lead business was a product line and component of the medical products segment. Since other components of this segment (research and development activities and initial production of new products) were continuing, the sale of the lead business was not reported as a discontinued operation.

11. PRODUCT SUPPLY AND DISTRIBUTION AGREEMENTS
     On December 30, 1994, the Company executed a Supply and Distribution Agreement with Bard Vascular Systems Division, C.R. Bard, Inc. ("Bard"). This Agreement granted to Bard exclusive worldwide sales and marketing rights to the Possis Perma-Seal Dialysis Access graft for an initial 10-year term, renewable for the life of applicable patents. Under this Agreement, through July 31, 1996, the Company had received $1,000,000. In January 1997, the Company terminated the Agreement with Bard. Upon termination, the Company received $1,750,000 in cash and approximately $49,000 in returned unused product.

     On March 15, 1996 the Company entered into a Distribution Agreement with Baxter Healthcare Corporation ("Baxter"). This Agreement grants Baxter exclusive worldwide distribution rights to the Possis Perma-Flow Coronary Bypass Graft for a three-year term. Under this Agreement, through July 31, 1997, the Company received $400,000 and will receive up to an additional $200,000, on the second anniversary date of agreement signing, as long as the agreement is still in effect.

     Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure:

     During fiscal 1996 and 1997, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant:

     Information under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 1997 is in the Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The security ownership of certain beneficial owners and management is in the Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions:

     Information regarding related party transactions is contained in Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report and in "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

 Consolidated Balance Sheets, July 31, 1997 and 1996
 Consolidated Statements of Operations for each of the three years in the period ended July 31, 1997
 Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 1997.
 Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 1997.
 Notes to Consolidated Financial Statements

      2. Schedules

The following financial statement schedules are submitted herewith:

         Consent of independent certified public accountants.

         SCHEDULE II - Valuation Accounts

     Other schedules are omitted because they are not required or are not applicableor because the required information is included in the financial statements listed above.

      3. Exhibits

     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following three pages.

Exhibit    Form      Date Filed                      Description


  3.1      10-K      Fiscal year ended   Articles of incorporation as amended
                     July 31, 1994       and restated to date

  3.2      S-2       Amendment No.1      Bylaws as amended and restated
                     August 9, 1994      to date


  4.1      10-K      Fiscal year ended   Norwest Equipment Finance, Inc.
                     July 31, 1994       loan agreement, dated January 12,
                                         1994

  4.2      8-A       December 13, 1996   Rights agreement, dated December 12,
                                         1996, between the Company and
                                         Norwest Bank Minnesota N.A., as
                                         rights agent

  4.3      S-2       Amendment No. 1     Form of Warrant to John G. Kinnard
                     August 9, 1994      and Company, Incorporated, included in
                                         underwriting agreement entered into
                                         between the Company and John G.
                                         Kinnard and Company

  10.1     S-1       June 30, 1988       Agreement with St. Jude Medical,
                                         Inc., dated August 2, 1983

  10.2     10-Q      Quarter ended       Asset purchase agreement with
                     January 31, 1994    Innovex, Inc., dated March 11, 1994

  10.  3   8-K       Quarter ended       Settlement agreement and mutual
                     January 31, 1997    release relating to the termination
                                         of the Perma-Seal supply and
                                         distribution agreement with C.R.Bard,
                                         Inc.

  10.4     S-2       Amendment No.1      License agreement with Imperial
                     August 9, 1994      Chemical Industries Plc., dated
                                         April 15, 1991

  10.5     S-2       Amendment No.1      License agreement with the
                     August 9, 1994      University of Liverpool, dated
                                         May 10, 1990

  10.6     S-1       June 30, 1988       Form of indemnification agreement
                                         with officers and directors of
                                         Registrant

Exhibit    Form      Date Filed                      Description


* 10.7     S-8       February 7, 1990    1983 Incentive Stock Option Plan as
                                         amended to date

* 10.8     S-1       June 30, 1988       1985 Nonqualified Stock Option
                                         Plan as amended to date

* 10.9     10-K      Fiscal year ended   Form of incentive stock option
                     July 31, 1989       agreement for officers

* 10.10    10-K      Fiscal year ended   Form of stock option agreement for
                     July 31, 1989       directors


* 10.11    S-8       December 30, 1992   1992 Stock Compensation Plan

* 10.12    10-K      Fiscal year ended    Form of restricted stock agreement
                     July 31, 1993        for officers (1992 Plan)

* 10.13    10-K      Fiscal year ended    Form of nonqualified stock option
                     July 31, 1993        agreement for officers (1992 Plan)

* 10.14    10-K      Fiscal year ended    Form of incentive stock option
                     July 31, 1993        agreement for officers (1992 Plan)

* 10.15    10-K      Fiscal year ended    Form of nonqualified stock option
                     July 31, 1993        agreement for 1992 directors' fees
                                          (1992 Plan)

* 10.16    10-K      Fiscal year ended    Form of nonqualified stock option
                     July 31, 1993        agreement for 1990 directors' fees

* 10.17    10-K      Fiscal year ended    Form of nonqualified stock option
                     July 31, 1993        agreement for 1989 directors' fees

  10.18    10-Q      Quarter ended        Supply & distribution agreement
                     January 31, 1995     with Bard Vascular Systems
                                          Division, C.R.Bard, Inc.

  10.19    10-Q      Quarter ended        Lease agreement for corporate
                     January 31, 1996     headquarters and manufacturing
                                          facility dated December 15, 1995.

  10.20   8-K        March 28, 1996       Supply and distribution agreement
                                          with Edwards CVS Division, Baxter
                                          Healthcare Corporation

Exhibit   Form       Date Filed                      Description


  21      10-K       Fiscal year ended    Subsidiaries of registrant
                     July 31, 1995

  23                                      Consent of independent certified
                                          public accountants

  27                                      Financial data schedule



*    Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended July 31, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.


by: /s/ Russel E. Carlson
         Russel E. Carlson
         Vice President of Finance
         Chief Financial and Accounting Officer

Dated:  October 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                      Title                          Date

/s/ Donald C. Wegmiller      Chairman of the Board            October 24, 1997
Donald C. Wegmiller

/s/ Robert G. Dutcher        Director, President and          October 24, 1997
Robert G. Dutcher            Chief Executive Officer

/s/ Dean Belbas              Director                         October 24, 1997
Dean Belbas

/s/ Seymour J. Mansfield     Director                         October 24, 1997
Seymour J. Mansfield

/s/ Demetre Nicoloff, MD     Director                        October 24, 1997
Demetre Nicoloff, MD

/s/ Ann M. Possis            Director                        October 24, 1997
Ann M. Possis

/s/ Joe A. Walters           Director                        October 24, 1997
Joe A. Walters

                                                                  SCHEDULE II

                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 1997, 1996 AND 1995


        Column A            Column BColumn C Column D Column E

                                           Additions
                               Balance at  Charged to
                               Beginning   Costs and   Deductions   Balance at
       Description             of Year     Expenses    Write-offs   End of Year

Allowance for doubtful accounts -
deducted from trade receivables
in the balance sheet:

Year ended July 31, 1997       $   60,000    $  96,530    $ 76,530  $    80,000
Year ended July 31, 1996           27,019       50,000      17,019       60,000
Year ended July 31, 1995          120,000      (76,375)     16,606       27,019

Valuation allowance on
deferred tax asset:

Year ended July 31, 1997       $7,657,000   $3,038,000    $  --     $10,695,000
Year ended July 31, 1996        4,898,000    2,759,000       --       7,657,000
Year ended July 31, 1995        2,556,000    2,342,000       --       4,898,000

Reserve for inventory
obsolescence:

Year ended July 31, 1997       $  150,000   $    86,000   $136,427  $    99,573
Year ended July 31, 1996          125,000        38,795     13,795      150,000
Year ended July 31, 1995          150,000       136,086    161,086      125,000

                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 14(a)3

                                  EXHIBIT INDEX
Exhibit
Number                               Description


   23             Consent of independent certified public accountants

   27             Financial data schedule

                                                           EXHIBIT 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Possis Medical, Inc.:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-5467 on Form S-8, Post-Effective Amendment No. 1 to Registration Statement No. 33-33416 on Form S-8, Registration Statement No. 33-39987 on Form S-8, and Registration Statement No. 33-56728 on Form S-8 of our report, dated August 29, 1997, appearing in this Annual Report on Form 10-K of Possis Medical, Inc. for the year ended July 31, 1997.



Deloitte & Touche LLP
Minneapolis, Minnesota
October 24, 1997