Form 10-Q
period 1997-10-31
POSSIS MEDICAL INC
filed 1997-12-15
CIK 79677

_______________________________________________

                              EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 1997


     Commission File Number 0-944


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation                     IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of December 9, 1997 was 12,193,100.

                        ________________________________


                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                        PAGE


PART I.    FINANCIAL INFORMATION

 ITEM 1.   Financial Statements

           Consolidated Balance Sheets, October 31, 1997
           and July 31, 1997.........................................     3

           Consolidated Statements of Operations for the three
           months ended October 31, 1997 and 1996....................     4

           Consolidated Statements of Cash Flows for the
           three months ended October 31, 1997 and 1996 .............     5

           Notes to Consolidated Financial Statements................     6

 ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................     7-9



PART II.   OTHER INFORMATION


 ITEM 6.   Exhibits and Reports on Form 8-K..........................    10

           SIGNATURES................................................    11


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  October 31, 1997         July 31, 1997
ASSETS                                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents..........................................             $  2,807,378            $  3,849,194
Marketable securities .................................................                8,973,122              10,964,170
    Receivables:
       Trade (less allowance for doubtful accounts of $95,000 and
       $80,000, respectively)..........................................                1,037,540                 878,893
       Other  .........................................................                  157,621                 120,558
    Inventories:
       Parts...........................................................                1,189,849               1,242,580
       Work-in-process.................................................                1,082,479                 940,918
       Finished goods..................................................                1,417,137               1,191,870
    Prepaid expenses and other assets..................................                  217,148                 264,117
       Total current assets............................................               16,882,274              19,452,300
PROPERTY:
    Leasehold improvements.............................................                1,176,608               1,166,306
    Machinery and equipment............................................                3,411,212               3,317,391
    Assets-in-construction.............................................                  119,024                  51,753
       Total property                                                                  4,706,844               4,535,450
    Less accumulated depreciation......................................                2,028,314               1,906,500
       Property - net..................................................                2,678,530               2,628,950
OTHER ASSETS:
    Goodwill ..........................................................                  323,922                 341,922
TOTAL ASSETS...........................................................              $19,884,726             $22,423,172

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable.............................................             $    712,368            $    648,502
    Accrued salaries, wages, and commissions...........................                  833,732                 762,587
    Current portion of long-term debt .................................                   21,561                  28,356
    Clinical trials accrual............................................                  746,258                 879,166
    Other liabilities..................................................                  417,677                 294,002
       Total current liabilities.......................................                2,731,596               2,612,613

OTHER LIABILITIES .....................................................                  189,000                    --
LONG-TERM DEBT ........................................................                  180,313                  10,213

SHAREHOLDERS' EQUITY:
    Common stock-authorized, 100,000,000 shares of $ .40 par
        value each; issued and outstanding,  12,193,100 and
        12,121,312 shares, respectively................................                4,877,240               4,848,525
    Additional paid-in capital.........................................               41,670,494              41,118,611
    Unearned compensation..............................................                 (786,400)                   --
    Unrealized loss on investments.....................................                     --                    (5,836)
    Retained deficit...................................................              (28,977,517)            (26,160,954)
    Total shareholders' equity.........................................               16,783,817              19,800,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................              $19,884,726             $22,423,172

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                                       1997                 1996
REVENUES:
  Medical product sales..................................................           $1,367,983          $   389,154
  Sales agreement revenue................................................                 --                   --
    Total revenues.......................................................            1,367,983              389,154
COST OF SALES AND OTHER EXPENSES:
  Cost of medical products...............................................            1,478,039            1,269,021
  Selling, general and administrative....................................            1,515,376              715,865
  Research and development...............................................            1,371,463            1,077,797
  Interest...............................................................                  548                2,261
    Total cost of sales and other expenses...............................            4,365,426            3,064,944

Operating loss...........................................................           (2,997,443)          (2,675,790)
Interest income..........................................................              180,880              255,156
Gain on sale of investments..............................................                 --                  7,109
Loss from continuing operations - net....................................           (2,816,563)          (2,413,525)
Income from discontinued operations - net................................                 --                111,539
Net loss.................................................................          $(2,816,563)         $(2,301,986)

Weighted average number of common shares outstanding.....................           12,149,544           12,057,089
Earnings (loss) per common share:
  Continuing operations..................................................               $(.23)                $(.20)
  Discontinued operations ...............................................                  --                   .01
  Net loss...............................................................               $(.23)                $(.19)

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (UNAUDITED)
                                                                                    1997             1996
OPERATING ACTIVITIES:
Net loss ..................................................................      $(2,816,563)     $(2,301,986)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on sale of marketable securities.................................             --             (7,109)
Gain on asset disposal.....................................................           (2,100)            --
Depreciation...............................................................          122,714          115,103
Amortization of goodwill...................................................           18,000           18,000
Stock compensation.........................................................           22,200           30,831
Increase in receivables....................................................         (195,710)         (14,314)
     Increase in inventories...............................................         (314,097)        (176,636)
     Decrease in other assets..............................................           46,969            2,883
Increase (decrease) in trade accounts payable..............................           63,866         (118,385)
Increase (decrease) in accrued and other liabilities.......................          (32,090)          33,401
Net cash used in operating activities......................................       (3,086,811)      (2,418,212)

INVESTING ACTIVITIES:
Additions to plant and equipment...........................................         (172,294)        (204,960)
Proceeds from the disposal of assets.......................................            2,100             --
Purchase of marketable securities..........................................           (3,116)      (1,997,667)
Proceeds from sale/maturity of marketable securities.......................        2,000,000        4,011,641
Net cash provided by investing activities..................................        1,826,690        1,809,014

FINANCING ACTIVITIES:
Proceeds from notes payables...............................................          175,000             --
Repayment of long-term debt................................................          (11,695)         (22,741)
Proceeds from issuance of stock and exercise of options....................           55,000           54,819
Net cash provided by financing activities..................................          218,305           32,078

DECREASE IN CASH AND CASH
  EQUIVALENTS..............................................................       (1,041,816)        (577,120)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF QUARTER..............................................................        3,849,194        7,688,507
CASH AND CASH EQUIVALENTS AT END OF
  QUARTER..................................................................       $2,807,378       $7,111,387

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid..............................................................       $      548       $    2,211
Inventory transferred to fixed assets......................................            --               9,730
Issuance of restricted stock...............................................          808,600             --
Accrued payroll taxes related to restricted stock..........................          283,000             --

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report.


2.    INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.


3.    RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for interim and annual reporting periods ending after December 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is not expected to have a material impact on earnings per share.


4.   EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Quarters Ended October 31, 1997 and 1996.

     Total revenue for the three months ended October 31, 1997 and 1996 were $1,368,000 and $389,000, respectively. The significant revenue growth in the current quarter resulted from AngioJet Rapid Thrombectomy System sales of $1,367,000, compared to $241,000 in the year earlier. The AngioJet System received U.S. FDA marketing clearance for blood clot removal in dialysis grafts in December 1996. The AngioJet System drive unit is a piece of capital equipment and currently lists for $80,000 to U.S. hospitals. The purchasing cycle for the AngioJet System drive unit, the Company believes, will average nine to twelve months, depending on the customer's budget cycle. The Company offers an AngioJet System evaluation program during which, in return for free placement of the drive unit, the hospital purchases a minimum number of disposable catheters and pumps. If the hospital requires additional time to complete the purchase and chooses to keep the drive unit, monthly rent or a charge for each procedure is made with a portion of rent or per procedure payment applied to the final drive unit purchase price. Drive unit rental programs are available and, through a third party, the Company offers various drive unit financing plans including prime interest rate capital leases, operating leases, and a plan to acquire the drive unit through the purchase of a minimum number of marked-up disposable products. AngioJet System drive unit and disposable sales in the U.S. in the most recent quarter were $1,289,000. In December 1997 the Company received conditional approval from the FDA to commence a clinical study of its AngioJet Rapid Thrombectomy System for use in the treatment of stroke caused by blockage of the carotid arteries, the main vessels supplying blood to the brain. The Company believes that the treatment of stroke is a significant marketing opportunity for the AngioJet System. The Company expects that U.S. AngioJet System sales will grow primarily through the addition of sales people, the completion of clinical trials designed to yield additional label-approved product uses, the publication of clinical performance and cost effectiveness data and the introduction of additional catheter designs.

     AngioJet System sales outside the United States have been below Company expectations. Capital equipment, such as the Company's drive unit, is very difficult to sell in the price-sensitive European market. The Company has been without product distribution in Germany since February 1997 and is currently interviewing potential AngioJet System independent distributors. Actions the Company is taking to improve AngioJet System sales in Europe include conducting European cost effectiveness studies and developing European physician advocates for the AngioJet System. In Japan, the coronary AngioJet System clinical study is nearing completion and a regulatory filing is planned for 1998 with the Japanese Ministry of Health. The Company believes that the U.S. market will lead the worldwide growth of AngioJet System sales revenue.

     Vascular graft sales were $1,000 and $148,000 for the three months ended October 31,1997 and 1996, respectively. Perma-Flow Coronary Bypass Graft sales were $1,000 and $24,000, respectively. In October 1997 Baxter Healthcare Corporation, the Company's Perma-Flow Graft worldwide distribution partner, launched the product within the European market following the receipt of CE Mark regulatory approval. In November 1997 the Company submitted a Humanitarian Device Exemption (HDE) application to the FDA requesting approval for U.S. marketing of the Perma-Flow Coronary Bypass Graft. This exemption would allow the Company to market the product in the U.S. for a limited indication as it completes the U.S. clinical study and PMA registration designed to provide broad marketing approval. The Company expects a decision from the FDA on the HDE application in the first half of 1998. The sales for the quarter ended October 31, 1996 included $124,000 to the Company's worldwide Perma-Seal Dialysis Access Graft distributor. This distributor agreement was terminated in January 1997. The Company is seeking another distributor of this product and is in discussion with several potential companies. There were no sales of the Perma-Seal Graft during the three months ended October 31, 1997.

     The Company is planning for continued growth in product sales for the remainder of fiscal 1998 and beyond and believes that for the next several years most of this growth will come from AngioJet System sales in the U.S. marketplace.

     Cost of medical products in the current period increased 16% or $209,000 compared to the same period a year ago. The increase is primarily due to the significant growth in the AngioJet System product sales. The Company believes that manufacturing costs per unit will be reduced and gross margins will increase as product sales and related production volumes grow and as identified product and process improvements are made.

     Selling, general and administrative expenses for the three months ended October 31, 1997 increased by $800,000 compared to the same period a year ago. The primary factor is increased sales and marketing expense related to the establishment of a direct U.S. sales organization to sell the AngioJet Rapid Thrombectomy System and expenses of marketing the product in the United States. The Company plans to continue to grow its field sales organization during fiscal 1998, and sales and marketing expenditures are expected to grow significantly in the current year and beyond.

    Research and development expenses increased 27% or $293,000 in the mostrecent three-month period, compared to the same period a year ago. The increase is primarily due to increased U.S. clinical study expenses associated with the use of the AngioJet System in coronary vessels and the cost of developing additional AngioJet System catheter designs. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in development of new AngioJet Rapid Thrombectomy System applications, new vascular grafts and new AngioJet technology-based products.

     Interest income has decreased in the most recent period due to the use of the Company's cash reserves to fund the Company's operations.

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities totaled $11,781,000 at October 31, 1997 versus $14,813,000 at July 31, 1997.

     Net cash usage for the three months ended October 31, 1997 averaged $1,014,000 per month, consistent with the Company's expectations. Most of the $3,087,000 cash used in operations in the most recent three month period is due to the $2,817,000 first quarter net loss. The Company believes that product sales of the AngioJet System primarily in the U.S. will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to grow as well. The Company expects to report a loss for the last three quarters of the current fiscal year. In addition, the Company expects that increasing working capital investments in trade accounts receivable and inventory will be required to support growing product sales.

     The Company is currently evaluating its capital needs and the options available for raising cash. Additional capital will be sought in fiscal 1998.

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

    Exhibit    Form           Date Filed                 Description

       3.1     10-K          Fiscal year ended      Articles of incorporation
                             July 31, 1994          as amended and restated
                                                    to date.

       3.2      S-2          Amendment No. 1        Bylaws as amended and
                             August 9, 1994         restated to date.

      27                                            Financial Data Schedule







     (b)   Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended October 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  POSSIS MEDICAL, INC.


DATE:  December 11, 1997          BY: ____/s/____________________________
                                      ROBERT G. DUTCHER
                                      President and Chief Executive Officer



DATE:  December 11, 1997          BY: ____/s/____________________________
                                      RUSSEL E. CARLSON
                                      Vice President of Finance and
                                      Chief Financial Officer