Form 10-Q
period 1998-01-31
POSSIS MEDICAL INC
filed 1998-03-05
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 1998


     Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                             9055 Evergreen Blvd NW

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation            IRS Employer ID No. 41-0783184
                        _________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of February 27, 1998 was 12,208,966.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX




                                                                           PAGE


PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Consolidated Balance Sheets, January 31, 1998
          and July 31, 1997..........................................        3

          Consolidated Statements of Operations for three
          months and six months ended January 31, 1998 and 1997......        4

          Consolidated Statements of Cash Flows for
          six months ended January 31, 1998 and 1997.................        5

          Notes to Consolidated Financial Statements.................        6

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................        7


PART II.  OTHER INFORMATION

 ITEM 4.  Submission of Matters to a Vote of Security-Holders........       10

 ITEM 6.  Exhibits and Reports on Form 8-K...........................       11

          SIGNATURES.................................................       13


                                              POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS


ASSETS                                                                               January 31, 1998    July 31, 1997
CURRENT ASSETS:                                                                         (Unaudited)

     Cash and cash equivalents...............................................            $2,680,068       $  3,849,194
     Marketable securities...................................................             5,993,437         10,964,170
     Receivables:
        Trade (less allowances for doubtful accounts:
        $67,000 and $80,000, respectively)...................................               810,768            878,893
        Other................................................................                54,656            120,558
     Inventories:
        Parts................................................................             1,259,995          1,242,580
        Work-in-progress.....................................................             1,202,767            940,918
        Finished goods.......................................................             1,495,575          1,191,870
     Prepaid expenses and other assets.......................................               223,581            264,117
                Total current assets.........................................            13,720,847         19,452,300
PROPERTY:
     Leasehold improvements..................................................             1,207,863          1,166,306
     Machinery and equipment.................................................             3,532,592          3,317,391
     Assets-in-construction..................................................               110,396             51,753
                Total property...............................................             4,850,851          4,535,450
        Less accumulated depreciation........................................             2,154,668          1,906,500
                Property - net...............................................             2,696,183          2,628,950
OTHER ASSETS:
     Goodwill................................................................               305,922            341,922
TOTAL ASSETS.................................................................           $16,722,952        $22,423,172

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable..................................................          $    536,193        $   648,502
     Accrued salaries, wages, and commissions................................               800,641            762,587
     Current portion of long-term debt.......................................                16,378             28,356
     Clinical trials accrual.................................................               545,124            879,166
     Other liabilities.......................................................               444,489            294,002
                 Total current liabilities...................................              2,342,825          2,612,613

OTHER LIABILITIES............................................................               191,200              --
LONG-TERM DEBT...............................................................               178,413             10,213

SHAREHOLDERS' EQUITY:
     Common stock - authorized, 100,000,000 shares of $.40 par value each; issued and outstanding, 12,203,345 shares and 12,121,312
         shares, respectively................................................             4,881,338          4,848,525
     Additional paid-in capital..............................................            41,754,190         41,118,611
     Unearned compensation ..................................................              (651,143)             --
     Unrealized loss on investments..........................................                  (706)            (5,836)
     Retained deficit........................................................           (31,973,165)       (26,160,954)
                 Total shareholders' equity..................................            14,010,514         19,800,346

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................           $16,722,952        $22,423,172

See notes to consolidated financial statements.


                                                POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                     For Three Months Ended               For Six Months Ended
                                                               Jan. 31, 1998       Jan. 31, 1997    Jan. 31, 1998     Jan. 31, 1997
REVENUE:
     Medical product sales.................................      $1,214,669         $   163,936       $2,582,652       $   553,090
     Sales agreement and other.............................          --               1,750,000             --           1,750,000
         Total revenues....................................       1,214,669           1,913,936        2,582,652         2,303,090

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products..............................       1,536,613           1,098,887        3,014,652         2,375,139
     Selling, general and administrative...................       1,739,615             985,101        3,255,538         1,695,995
     Research and development..............................       1,086,216           1,058,140        2,457,680         2,135,936
         Total cost of sales and other expenses............       4,362,444           3,142,128        8,727,870         6,207,070

Operating loss.............................................      (3,147,775)         (1,228,192)      (6,145,218)       (3,903,980)

Interest income............................................         137,963             269,942          318,844           525,098
Gain on sale of investments................................          14,163            --                 14,163             7,109

Loss from continuing operations - net......................      (2,995,649)           (958,250)      (5,812,211)       (3,371,773)

Income from discontinued operations-net....................            --               --                 --              111,539

Net loss...................................................     $(2,995,649)          $(958,250)     $(5,812,211)      $(3,260,234)

Weighted average number of common
     shares outstanding....................................      12,196,301          12,090,895       12,172,922        12,073,992

Basic and dilutive net income (loss)
per common share:
    Loss from continuing operations........................           $(.25)              $(.08)           $(.48)           $(.28)
    Income from discontinued operations....................              --                  --              --               .01
    Net loss...............................................           $(.25)              $(.08)           $(.48)           $(.27)

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                         For Six Months Ended
                                                                    Jan 31, 1998     Jan 31, 1997
OPERATING ACTIVITIES:
Net loss ........................................................   $(5,812,211)     $(3,260,234)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on sale of marketable securities.......................       (14,163)          (7,109)
     Gain on asset disposal......................................        (2,100)          (1,526)
     Depreciation................................................       298,736          241,454
Amortization of goodwill.........................................        36,000           36,000
Stock compensation...............................................       165,157           41,309
(Increase)decrease in receivables...............................        134,027       (1,682,924)
Increase in inventories..........................................      (642,225)        (327,157)
(Increase)decrease in other assets..............................         40,536          (83,291)
Increase (decrease) in trade accounts payable....................      (112,309)          42,238
Increase(decrease) in accrued and other liabilities.............       (240,304)          99,233
Net cash used in operating activities............................    (6,148,856)      (4,902,007)

INVESTING ACTIVITIES:
Additions to plant and equipment.................................      (306,713)        (345,060)
Proceeds from the disposal of assets.............................         2,100           20,953
Purchase of marketable securities................................        (7,162)      (1,990,025)
Proceeds from sale/maturity of marketable securities.............     4,997,188        5,011,641
Net cash provided by investing activities  ......................     4,685,413        2,697,509

FINANCING ACTIVITIES:
Proceeds from notes payable......................................       175,000             --
Repayment of long-term debt......................................       (18,778)         (45,164)
Proceeds from issuance of stock and exercise of options..........       138,095          405,931
Net cash provided by financing activities........................       294,317          360,767

DECREASE IN CASH AND CASH EQUIVALENTS ...........................    (1,169,126)      (1,843,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................     3,849,194        7,688,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD   ....................    $2,680,068       $5,844,776

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid....................................................    $    4,807       $    3,762
Inventory transferred to fixed assets............................         9,588           30,386
Issuance of restricted stock.....................................       816,300             --
Accrued payroll taxes related to restricted stock................       286,002             --

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


2.   INTERIM FINANCIAL STATEMENTS
     Operating results for the three and six month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.


3.   RECENTLY ISSUED ACCOUNTING STANDARD

     Earnings per Share:

     Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and requires restatement of prior periods' earnings per share calculations. The implementation of SFAS No. 128 did not impact earnings per share because the Company had losses in all periods presented.


4.   EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Three and Six Month Periods Ended January 31, 1998 and 1997

     Total revenues for the three and six month periods ended January 31, 1998 were $1,215,000 and $2,583,000, respectively. This compared to total revenues of $1,914,000 and $2,303,000 for the same periods the previous year. Second quarter 1997 total revenues included $1,750,000 from the termination and settlement of the Company's Perma-Seal Graft Supply and Distribution Agreement. Product sales for the three and six month periods ending January 31, 1998 increased $1,051,000 and $2,030,000, respectively, from the previous year.

     The significant growth in product sales resulted from AngioJet Rapid Thrombectomy System sales which received U.S. FDA marketing clearance for blood clot removal in dialysis grafts in December 1996 and disposable product sales began later that same month. AngioJet System drive unit and disposable sales in the U.S. for the three and six month periods ended January 31, 1998 were $1,077,000 and $2,366,000, respectively. This was an increase of $987,000 and $2,276,000 from the same periods in the previous year.

     The AngioJet System drive unit is a piece of capital equipment which currently lists for $80,000 to U.S. hospitals. The average price for the ten units sold is less than $80,000, reflecting customer discounts and financing costs. The purchasing cycle for the AngioJet System drive unit, the Company believes, will average nine to twelve months, depending on the customer's budget cycle. The Company offers an AngioJet System evaluation program during which, in return for free placement of the drive unit, the hospital purchases a minimum number of disposable catheters and pumps. If the hospital requires additional time to complete the purchase and chooses to keep the drive unit, monthly rent or a charge for each procedure is generally made with a portion of rent or per procedure payment applied to the final drive unit purchase price. Drive unit rental programs are available and, through a third party, the Company offers various drive unit financing plans including prime interest rate capital leases, operating leases, deferred payment programs and a plan to acquire the drive unit through the purchase of a minimum number of marked-up disposable products.

     In December 1997 the Company received approval to commence a clinical study of the AngioJet System for use in the treatment of stroke caused by blockage of the carotid arteries, the main vessels supplying blood to the brain. The Company believes that the treatment of stroke is a significant marketing opportunity for the AngioJet System. The Company expects that U.S. AngioJet System sales will grow primarily through the addition of sales people, the completion of clinical trials designed to yield additional label-approved product uses, the publication of clinical performance and cost effectiveness data and the introduction of additional catheter designs.

     AngioJet System sales outside the United States were modest, $76,000 in the most recent quarter. Capital equipment, such as the Company's drive unit, is very difficult to sell in the price-sensitive European market. The Company is interviewing potential AngioJet System independent distributors for the German market and expects to have a German distributor in place in 1998. Actions the Company is taking to improve AngioJet System sales in Europe include conducting European cost effectiveness studies, a carotid artery study in Germany, a deep vein thrombosis study in Italy and developing European physician advocates for the AngioJet System. In Japan, the coronary AngioJet System clinical study is nearing completion and a regulatory filing is planned for 1998 with the Japanese Ministry of Health and Welfare. Registrations are currently being finalized in Taiwan and the initial product shipments are expected in the fourth fiscal quarter of 1998. The Company believes that the U.S. market will lead the worldwide growth of AngioJet System sales revenue.

     Vascular graft sales were $52,000 for the three and six month periods ended January 31, 1998. This compared to $147,000 for the three and six month periods ended January 31, 1997. Perma-Flow Coronary Bypass Graft sales were $53,000 and $23,000 for the six months ended January 31, 1998 and 1997, respectively. In October 1997 Baxter Healthcare Corporation, the Company's Perma-Flow Graft worldwide distribution partner, launched the product within the European market following the receipt of CE Mark regulatory approval. In November 1997 the Company submitted a Humanitarian Device Exemption (HDE) application to the FDA requesting approval for U.S. marketing of the Perma-Flow Coronary Bypass Graft. This exemption will allow the Company to market the product in the U.S. for patients who lack suitable vessels of their own to use for the surgery as it completes the U.S. clinical study and PMA registration designed to provide broad marketing approval. The Company expects a final decision on the HDE application in the first half of 1998. The sales for the six months ended January 31, 1997 included $124,000 to the Company's worldwide Perma-Seal Dialysis Access Graft distributor. This distributor agreement was terminated in January 1997. In January 1998 the Company engaged Salomon Smith Barney to assist in the development and implementation of a strategic plan designed to maximize the value of the Company's vascular graft business.

     The Company is planning for continued growth in product sales for the remainder of fiscal 1998 and beyond and believes that most of this growth will come from AngioJet System sales in the U.S. marketplace.

     Cost of medical products increased 40% and 27% in the 1998 three and six month periods, respectively, over the same periods in the previous year. AngioJet System production costs increased $378,000 and $558,000, respectively, in the 1998 three and six month periods as compared to the previous year. The increase is primarily due to the significant growth in the AngioJet System product sales. Although still negative, medical product gross margins improved by $613,000 and $1,390,000, respectively, in the 1998 three and six month periods, as compared to the previous year. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow.

     Selling, general and administrative expenses, in the three and six months ended January 31, 1998, increased $755,000 and $1,560,000, respectively, compared to the same periods a year ago. The primary factor is increased sales and marketing expense related to the establishment of a direct U.S. sales organization to sell the AngioJet Rapid Thrombectomy System and expenses of marketing the product in the United States. The Company plans to continue to grow its field sales organization during fiscal 1998, and sales and marketing expenditures are expected to grow significantly in the current year and beyond.

     Research and development expenses, in the three and six months ended January 31, 1998, increased 3% and 15%, respectively, over the previous year. The increase is primarily due to increased expenses of conducting the AngioJet System U.S. coronary clinical trial and the cost of developing new AngioJet System applications. Vascular graft research and development expenses decreased 22% and 8%, respectively, from the prior year. The decrease is primarily due to the Company's Perma-Seal Dialysis Graft clinical trial completing it's enrollment in May 1997. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in the development of new AngioJet Thrombectomy System applications, new vascular grafts and new AngioJet technology-based products.

     Interest income has decreased in the most recent periods due to the use of the Company's cash reserves in funding the Company's operations.

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997.


Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities totaled $8,674,000 at January 31, 1998 versus $14,813,000 at July 31, 1997.

     Net cash usage for the six months end January 31, 1998 averaged $1,023,000 per month, consistent with the Company's expectations. Most of the $6,149,000 cash used in operations in the most recent six month period is due to the $5,812,000 net loss. The other primary use of cash is the increase in inventory. The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to grow as well. The Company expects to report a loss for the last two quarters of the current fiscal year. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

     The Company is currently evaluating its options for raising capital. Additional capital will be sought in fiscal 1998.


Year 2000

     The Company plans to form a team in the current quarter, that will assess and address the possible exposures related to the year 2000 issue. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified "Year 2000 Compliant." The financial impact of the year 2000 issue is not expected to be material to the Company's consolidated financial position, results of operations and cash flows.


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

 Part II.  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     a. The 1997 annual meeting of shareholders of Possis Medical, Inc. was held on December 9, 1997.

     b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:
                                              FOR               AGAINST

              Donald C. Wegmiller          10,439,836            226,882
              Dean Belbas                  10,459,088            207,630
              Seymour J. Mansfield         10,474,004            192,714
              Demetre M. Nicoloff, MD      10,482,620            184,098
              Robert G. Dutcher            10,429,757            236,961
              Ann M. Possis                10,438,878            227,840

     c. By a vote of 4,687,786 in the affirmative, 1,387,972 in the negative, 120,462 abstaining and 4,468,498 being counted as broker non-votes, the proposed amendment to the Corporation's "1992 Stock Compensation Plan" (the "Plan") was ratified. The amendment increases the number of shares to the Plan each year from 2% to 3% of the total number of shares outstanding and to increase the maximum number of shares of Common Stock that may be issued pursuant to Incentive Stock Options to 2,000,000 shares.

     d. By a vote of 5,966,559 in the affirmative, 352,593 in the negative, 104,052 abstaining and 4,243,514 being counted as broker non-votes, the proposed amendment to the Corporation's "1991 Employee Stock Purchase" (the "Purchase Plan") was ratified. The purpose of the Purchase Plan is to encourage equity ownership by all employees by providing an opportunity to purchase the Corporation's Common Shares at an attractive price. The amendment shortens the eligibility waiting period so that full-time employees as of the first day of each Purchase Plan Year shall be eligible to participate in the Purchase Plan for that year. Previously, an additional one-year waiting period was imposed.

     e. By a vote of 10,527,777 in the affirmative, 70,207 in the negative and 68,734 abstaining, ratified the appointment of Deloitte & Touche LLP as the Company's certified public accountants.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following pages.

  Exhibit      Form              Date Filed                  Description

     3.1       10-K           Fiscal year ended    Articles of incorporation as
                              July 31, 1994        amended and restated to date.

     3.2       S-2            Amendment No. 1      Bylaws as amended and
                              August 9, 1994       restated to date

     27                                            Financial data schedule.


     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended January 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     POSSIS MEDICAL, INC.


DATE:  March 5, 1998                 BY:  /s/ Robert G. Dutcher
                                        ROBERT G. DUTCHER
                                        President and Chief Executive Officer



DATE:  March 5, 1998                 BY:  /s/ Russel E. Carlson
                                        RUSSEL E. CARLSON
                                        Vice President of Finance and
                                        Chief Financial Officer