Form 10-Q
period 1998-04-30
POSSIS MEDICAL INC
filed 1998-06-09
CIK 79677

_______________________________________________

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 1998


     Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                          9055 Evergreen Boulevard N.W.

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation               IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of May 21, 1998 was 12,209,466.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                       PAGE


PART I.     FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

            Consolidated Balance Sheets, April 30, 1998
            and July 31, 1997.........................................   3

            Consolidated Statements of Operations for three
            months and nine months ended April 30, 1998 and 1997......   4

            Consolidated Statements of Cash Flows for the
            nine months ended April 30, 1998 and 1997 ................   5

            Notes to Consolidated Financial Statements................   6

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   8-12



PART II.    OTHER INFORMATION

  ITEM 6.   Exhibits and Reports on Form 8-K..........................   13

            SIGNATURES................................................   14

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                April 30, 1998          July 31, 1997
                                                                                        (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents...............................................          $  1,554,951           $  3,849,194
     Marketable securities...................................................             3,995,626             10,964,170
     Receivables:
        Trade (less allowances for doubtful accounts of $82,000 and
        $80,000, respectively) ..............................................             1,187,258                878,893
        Other................................................................                62,410                120,558
     Inventories:
        Parts................................................................             1,164,647              1,242,580
        Work-in-progress.....................................................             1,445,622                940,918
        Finished goods.......................................................             1,779,321              1,191,870
     Prepaid expenses and other assets.......................................               227,159                264,117
                Total current assets.........................................            11,416,994             19,452,300
PROPERTY:
     Leasehold improvements..................................................             1,207,863              1,166,306
     Machinery and equipment.................................................             3,666,449              3,317,391
     Assets-in-construction..................................................               143,340                 51,753
                Total property...............................................             5,017,652              4,535,450
     Less accumulated depreciation...........................................            (2,271,861)             1,906,500
                Property - net...............................................             2,745,791              2,628,950
OTHER ASSETS:
     Goodwill................................................................               287,922                341,922
TOTAL ASSETS.................................................................          $ 14,450,707           $ 22,423,172

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable..................................................          $    679,690           $    648,502
     Accrued salaries, wages, and commissions................................               955,335                762,587
     Current portion of long-term debt.......................................                15,037                 28,356
     Clinical trials accrual.................................................               442,752                879,166
     Other liabilities.......................................................               580,760                294,002
                Total current liabilities....................................             2,673,574              2,612,613

OTHER LIABILITIES............................................................               191,200                   --
LONG-TERM DEBT...............................................................               175,000                 10,213

SHAREHOLDERS' EQUITY:
     Common stock - authorized 100,000,000 shares of $.40 par value each;
        issued and outstanding, 12,209,466 shares and 12,121,312 shares,
         respectively........................................................             4,883,787              4,848,525
     Additional paid-in capital..............................................            41,803,424             41,118,611
     Unearned compensation ..................................................              (526,265)                  --
     Unrealized loss on investments..........................................                (2,009)                (5,836)
     Retained deficit........................................................           (34,748,004)           (26,160,954)
                Total shareholders' equity...................................            11,410,933             19,800,346

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................          $ 14,450,707           $ 22,423,172

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     For Three Months Ended             For Nine Months Ended
                                                                  April 30, 1998   April 30, 1997  April 30, 1998   April 30, 1997
REVENUES:
      Medical product sales................................        $ 1,779,416      $ 1,075,229     $ 4,362,068     $  1,628,319
      Sales agreement and other............................              --             247,330           --           1,997,330
               Total revenue...............................          1,779,416        1,322,559       4,362,068        3,625,649

COST OF SALES AND OTHER EXPENSES:
      Cost of medical products.............................          1,320,760        1,230,375       4,335,411        3,605,514
      Selling, general and administrative..................          2,048,072        1,299,188       5,303,614        2,995,185
      Research and development.............................          1,273,540        1,380,018       3,731,219        3,515,954
              Total cost of sales and other expenses.......          4,642,372        3,909,581      13,370,244       10,116,653

Operating loss.............................................         (2,862,956)      (2,587,022)     (9,008,176)      (6,491,004)

Interest income............................................             90,191          253,051         409,036          778,150
Gain (loss) on sale of marketable securities...............             (2,074)           --             12,090            7,109

Loss from continuing operations - net......................         (2,774,839)      (2,333,971)     (8,587,050)      (5,705,745)

Income from discontinued operations-net....................              --               --              --             111,539

Net loss...................................................        $(2,774,839)     $(2,333,971)    $(8,587,050      $(5,594,206)

Weighted average number of common
   shares outstanding......................................         12,207,036       12,126,397      12,184,132       12,091,076

Basic and dilutive net income (loss)
   per common share:
      Loss from continuing operations......................          $ (.23)          $ (.19)        $ (.70)           $ (.47)
      Income from discontinued operations .................              --               --             --               .01
      Net loss.............................................          $ (.23)          $ (.19)        $ (.70)           $ (.46)

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For Nine Months Ended
                                                                    April 30, 1998     April 30, 1997
OPERATING ACTIVITIES:
Net loss ...........................................................  $(8,587,050)       $(5,594,206)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on sale of marketable securities..........................      (12,090)            (7,109)
     Gain on asset disposal ........................................       (2,100)            (1,526)
     Depreciation...................................................      482,261            355,149
     Amortization of goodwill.......................................       54,000             54,000
     Stock compensation.............................................      290,035             70,751
     Increase in receivables........................................     (250,217)          (401,409)
     Increase in inventories........................................   (1,146,510)          (655,400)
     Increase (decrease) in other assets............................       28,079            (70,066)
     Increase in trade accounts payable.............................       31,188            131,048
     Increase in accrued and other current liabilities..............        5,976            403,304
Net cash used in operating activities...............................   (9,106,428)        (5,715,464)

INVESTING ACTIVITIES:
Additions to plant and equipment....................................     (466,814)          (474,694)
Proceeds from the disposal of assets................................        2,100             20,954
Purchase of marketable securities...................................      (10,852)        (1,987,665)
Proceeds from sale/maturity of marketable securities................    6,995,313          7,011,641
Net cash provided by investing activities...........................    6,519,747          4,570,236
FINANCING ACTIVITIES:
Proceeds from notes payable.........................................      175,000               --
Repayment of long-term debt.........................................      (23,532)           (62,805)
Proceeds from issuance of stock and exercise of options.............      140,970            430,407
Net cash provided by financing activities...........................      292,438            367,602

DECREASE IN CASH AND CASH EQUIVALENTS ..............................   (2,294,243)          (777,626)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................    3,849,194          7,688,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................  $ 1,554,951       $  6,910,881

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid.......................................................  $     1,101         $    4,790
Inventory transferred to fixed assets...............................       16,288             31,733
Issuance of restricted stock........................................      816,300               --
Accrued payroll taxes related to restricted stock...................      286,002               --

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


2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.


3.   RECENTLY ISSUED ACCOUNTING STANDARD

     Earnings per Share:

     Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and requires restatement of prior periods' earnings per share calculations. The implementation of SFAS No. 128 did not impact earnings per share because the Company had losses in all periods presented.


4.   COMPREHENSIVE INCOME

     Effective August 1, 1998, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Management believes that implementation of SFAS 130 will not have a material effect on the Company's financial statements.


5.   EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Month Periods Ended April 30, 1998 and 1997

     Total revenues for the three and nine month periods ended April 30, 1998 were $1,779,000 and $4,362,000, respectively. This compared to total revenues of $1,323,000 and $3,626,000 for the same periods the previous year. Sales agreement and other revenue for the third quarter 1997 included $200,000 from Baxter Healthcare Corporation ("Baxter") for the first anniversary payment due Possis under a supply and distribution agreement for the Perma-Flow Coronary Bypass Graft and an additional $47,000 from the termination and settlement of the Company's Perma-Seal Dialysis Access Graft Supply and Distribution Agreement. Sales agreement and other revenue for the nine months ended April 30, 1997 included $200,000 from Baxter and $1,997,000 from the termination and settlement of the Company's Perma-Seal Graft Supply and Distribution Agreement. In April 1998, the Company renegotiated its Perma-Flow Graft agreement with Baxter, whereby the Company agreed to forego the $200,000 payment due from Baxter in exchange for Baxter's agreement to give up(i)Perma-Flow Graft marketing rights for the U.S. and (ii) non-U.S. marketing exclusivity.

     Product sales for the three and nine month periods ending April 30, 1998 increased $704,000 and $2,734,000, respectively, from the previous year. The significant growth in product sales resulted primarily from U.S. AngioJet Rheolytic Thrombectomy System sales, which received U.S. FDA marketing clearance for blood clot removal in dialysis grafts in December 1996. U.S. AngioJet System drive unit and disposable sales for the three and nine month periods ended April 30, 1998 were $1,599,000 and $3,965,000, respectively, an increase of $948,000 and $3,224,000 from the same periods in the previous year.

     Since the U.S. market introduction of the AngioJet System, the Company has listed its AngioJet System drive unit, considered capital equipment, at $80,000 to hospitals. Despite employing a variety of flexible drive unit acquisition programs including outright purchase, rental, lease and fee-per-procedure, the Company sold only 17 of the 150+ drive units placed in U.S. hospitals through April 30, 1998. In May 1998, the AngioJet System drive unit list price was reduced to $25,000 following a successful test of a lower price in two of the Company's 15 sales territories. A lower drive unit sales price is intended to improve the competitive position of the AngioJet System, facilitate evaluation of the technology, ease sale closure on units currently under evaluation and provide added time for the Company's direct sales force to encourage use of the systems currently in the field.

     In December 1997 the Company received approval to commence a clinical study of the AngioJet System for use in the treatment of stroke caused by blockage of the carotid arteries, the main vessels supplying blood to the brain. The Company believes that the treatment of stoke is a significant marketing opportunity for the AngioJet System. In May 1998 the Company introduced it's AV60 AngioJet Catheter. The AV60 Catheter has been designed specifically to more effectively and efficiently remove blood clots from dialysis access grafts - the indication for use for which Possis received FDA marketing approval in December 1996. In May 1998 the FDA agreed to permit unblinding the Company's Vegas 2 Coronary AngioJet U.S. clinical trial results. These important clinical results, involving 300 patients, showed the AngioJet System to be much faster than urokinase, removing blood clots in minutes versus the hours required by urokinase. In addition, the AngioJet System typically achieved more complete thrombus removal than urokinase, caused fewer adverse events and resulted in lower treatment costs. The Company plans to submit a PMA application to the FDA in August 1998 seeking approval to market the AngioJet System for coronary use in the United States. The Company plans to file an AngioJet System 510(k) application with the FDA in late June or July seeking U.S. marketing clearance for peripheral artery and peripheral bypass graft blood clot removal. The Company expects that U.S. AngioJet System sales will grow primarily through the addition of sales people, the completion of clinical trials designed to yield additional label-approved product uses, the publication of clinical performance and cost effectiveness data and the introduction of additional catheter designs.

     AngioJet System sales outside the United States were $149,000 in the most recent quarter. Capital equipment, such as the Company's drive unit, is very difficult to sell in the price-sensitive European market. The Company is interviewing potential AngioJet System independent distributors for the German market and expects to have a German distributor in place in 1998. Actions the Company is taking to improve AngioJet System sales in Europe include conducting European cost effectiveness studies, a carotid artery study in Germany, a deep vein thrombosis study in Italy and developing European physician advocates for the AngioJet System. In Japan, the coronary AngioJet System clinical study enrollment was completed in the quarter ended April 30, 1998, and a regulatory filing with the Japanese Ministry of Health and Welfare is planned for 1998. Registrations are currently being finalized in Taiwan and the initial drive unit was shipped in April 1998. The Company believes that the U.S. market will lead the worldwide growth of AngioJet System sales revenue.

     Vascular graft sales were $32,000 and $85,000 for the three and nine months ended April 30, 1998. This compared to $20,000 and $167,000, for the three and nine months ended April 30, 1997. Perma-Flow Coronary Bypass Graft sales were $82,000 and $43,000 for the nine months ended April 30, 1998 and 1997, respectively. In April 1998 the Company received Humanitarian Device Exception
(HDE) approval from the FDA, clearing the way for U.S. marketing of the Perma-Flow Coronary Bypass Graft for patients who require coronary bypass surgery but who have inadequate blood vessels of their own for use in the surgery. The sales for the nine months ended April 30, 1997 included $124,000 to the Company's worldwide Perma-Seal Dialysis Access Graft distributor. This Distributor Agreement was terminated in January 1997. In April 1998 an FDA Circulatory Systems Advisory Panel recommended that the Company's Perma-Seal Dialysis Access Graft receive U.S. market approval with appropriate labeling. The Company expects to receive FDA marketing approval for the Perma-Seal Graft by July 1998. In January 1998 the Company engaged Salomon Smith Barney to assist in the development and implementation of a strategic plan designed to maximize the value of the Company's vascular graft business. This project is in process.

     The Company is planning for continued growth in product sales for the remainder of fiscal 1998 and beyond and believes that most of this growth will come from AngioJet System sales in the U.S. marketplace.

     Cost of medical products increased 7% and 20% in the fiscal 1998 three and nine month periods, respectively, over the same periods in the previous year. AngioJet System production costs increased $175,000 and $734,000, respectively, in the fiscal 1998 three and nine month periods as compared to the previous year. The increase is primarily due to the significant growth in the AngioJet System product sales. Medical product gross margins improved by $614,000 and $2,004,000, respectively, in the fiscal 1998 three and nine month periods as compared to the previous year. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow.

     Selling, general and administrative expenses in the three and nine months ended April 30, 1998, increased $749,000 and $2,308,000, respectively, compared to the same periods a year ago. The primary factors are increased sales and marketing expenses related to the establishment of a direct U.S. sales organization to sell the AngioJet System and expenses of marketing the product in the United States. At April 30, 1998, the Company had 25 direct salespersons as compared to eight as of April 30, 1997. Sales and marketing expenditures are expected to grow significantly in the current year and beyond. During the quarter ended April 30, 1998, the Company agreed to settle a lawsuit with its former German AngioJet System distributor for $200,000. This amount was expensed in the quarter ended April 30, 1998.

     Research and development expenses decreased 8% in the three months ended April 30, 1998 as compared to the same period in the previous year. Research and development expenses increased 6% for the nine month ended April 30, 1998 as compared to the same period in the previous year. The increase is primarily due to the increased expenses of conducting the AngioJet System coronary clinical trial in the U.S. and the cost of developing new AngioJet System thrombectomy applications. Vascular graft research and development expenses decreased 30% and 17%, respectively, from the prior year. The decrease is primarily due to the reduced new enrollment in the Company's Perma-Flow Coronary Bypass Graft clinical trial, the completion of the enrollment of the Company's Perma-Seal Dialysis Graft clinical trial in May 1997 and the decision not to conduct a Perma-Flow Graft clinical study investigators meeting in the Spring of in 1998. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in development of new AngioJet System thrombectomy applications, new vascular grafts and new AngioJet technology-based products.

     Interest income has decreased in the most recent periods due to the use of the Compan's cash reserves in funding the Company's operations.

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997.


Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities totaled $5,551,000 at April 30, 1998 versus $14,813,000 at July 31, 1997.

     Net cash usage for the nine months ended April 30, 1998 averaged $1,030,000 per month, consistent with the Company's expectations. Most of the $9,106,000 cash used in operations in the most recent nine month period is due to the $8,587,000 net loss. The other primary use of cash is the increase in inventory. The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to grow as well. The Company expects to report a loss for the last quarter of the current fiscal year. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

The Company expects to secure additional capital by July 31, 1998.


Year 2000

     The Company formed a team that is assessing and addressing the possible exposures related to the year 2000 issue. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified "Year 2000 Compliant." The financial impact of the year 2000 issue is not expected to be material to the Company's consolidated financial position, results of operations and cash flows.


Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks identified in Exhibit 99 to this Quarterly Report on Form 10-Q and detailed from time to time in the Company's various Securities and Exchange Commission filings.

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

   3.2     S-2       Amendment No. 1          Bylaws as amended and
                     August 9, 1994           restated to date.

   27                                         Financial data schedule

   99                Quarter ended            Investment Risk Factors
                     April 30, 1998



     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on form 8-K during the quarter ended April 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    POSSIS MEDICAL, INC.


DATE:      June 9, 1998             BY: /s/   Robert G. Dutcher
                                        ROBERT G. DUTCHER
                                        President and Chief Executive Officer



DATE:      June 9, 1998             BY: /s/   Russel E. Carlson
                                        RUSSEL E. CARLSON
                                        Vice President of Finance
                                        Chief Financial and Accounting Officer

EXHIBIT 99


                             INVESTMENT RISK FACTORS

     In evaluating the Company and its business, prospective investors should carefully consider the following risk factors. This Exhibit contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well.


History of Operating Losses; No Assurance of Future Profitability

     The Company has incurred losses for the years 1995, 1996 and 1997, and as of July 31, 1997 had a retained deficit of $26.2 million. For the year ended July 31, 1995, the Company had a net operating loss of $5.6 million. For the year ended July 31, 1996, the Company incurred a net operating loss of $9.9 million. The Company incurred a net operating loss of $9.6 million for the year ended July 31 1997, and a net operating loss for the nine months ended April 30, 1998 of $8.6 million. No assurance can be given that the Company will operate profitably on a quarterly or annual basis in the future. See "Selected Consolidated Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

     The Company does not expect to become profitable unless it achieves significant sales in the United States and its products receive additional United States Food and Drug Administration ("FDA") marketing approvals. There can be no assurance that significant sales or additional marketing approvals will occur. In addition, the Company must also convince health care professionals, third party payors and the general public of the medical and economic benefits of its AngioJet, Perma-Flow and Perma-Seal Products. However, no assurance can be given that the Company will be successful in marketing the AngioJet System, the Perma-Flow Graft, or the Perma-Seal Graft, or that the Company will be able to operate profitably on a consistent basis, even following FDA approval. See "Management' s Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.


Limited Regulatory Approval for Company's Products; Government Regulation

     The Company's products and its manufacturing activities are subject to extensive and rigorous federal and state regulation in the United States and to various regulatory requirements in other countries, including Japan. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. In addition, the process of obtaining and maintaining required regulatory approvals can be lengthy, expensive and uncertain. See Business Description - Government Regulation" in the 1997 Annual Report on Form 10-K.

     Current FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company will be required to adhere to applicable regulations setting forth Quality System Regulations
("QSR"), which include design, development, manufacturing, servicing, testing and documentation requirements. Failure to comply with applicable QSR or other regulatory requirements can result in, among other sanctions, fines, delays or suspensions of approvals, injunctions against further distribution, seizures or recalls of products, adverse publicity, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future regulatory approvals and could adversely affect the continued marketing of the Company's existing products. No assurance can be given that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business Description - Government Regulation" in the 1997 Annual Report on Form 10-K.


Uncertainty of Clinical and Marketing Acceptance; Technology Uncertainty

     Use of the AngioJet System for vascular, cardiovascular and intercranial clots is new and only now becoming widely known. Similarly, use of the Perma-Flow Graft in lieu of saphenous veins to perform CABG procedures is new and not yet widely known. Market acceptance of the Company's AngioJet, Perma-Flow and Perma-Seal Products will depend in large part on the Company's ability to demonstrate to the medical community in general, and to cardiac surgeons and cardiologists in particular, the efficacy, relative safety and cost effectiveness of treating cardiovascular disease using the Company's products and to train cardiac surgeons and cardiologists to perform necessary procedures using the Company's products. There can be no assurance that the Company's products will provide benefits considered adequate by providers of cardiovascular and vascular treatments or that a sufficient number of such providers will use the Company's products for commercial success to be achieved. To date, the Company has trained only a limited number of physicians and will need to expand its marketing and training capabilities. Moreover, even if the Company's products become generally accepted by the medical community, physicians trained in the use of the Company's products may elect not to use or to recommend a competitor's products instead of the Company's products. The ability of the Company to conduct such marketing programs prior to FDA approval of the Company's products may be limited or restricted by FDA regulations, guidelines or policies. No assurance can be given that the Company's products will be accepted as an alternative to other existing or new therapies, or that cardiologists, cardiac surgeons or other physicians will accept AngioJet, Perma-Flow or Perma-Seal Products as appropriate courses of treatment for their patients. Lack of clinical and market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on AngioJet Products

     The Company is focusing its resources on the continued development and refinement of its AngioJet System. If the Company is unable to obtain requisite regulatory approvals or to achieve commercial acceptance of the AngioJet System for multiple purposes, the Company's business, financial condition and results of operations will be materially and adversely affected.


Rapid Technological Change and Intense Competition

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

     The Company believes that its AngioJet System will face intense competition from a variety of treatments for the ablation and removal of blood clots, including thrombolytic drug therapies, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies. The Company is aware of a small number of synthetic grafts being developed that could compete with the Perma-Flow Graft. However, the Company believes it is the first developer to obtain FDA approval for U.S. clinical trials with a synthetic coronary bypass graft and the first to obtain CE Mark approval for marketing such a product in Europe. The Company's Perma-Seal Graft will compete with ePTFE grafts and other synthetic grafts with needle sealing properties.

     Many of the companies manufacturing these devices have substantially greater capital, as well as greater research and development, regulatory, manufacturing and marketing resources and experience than the Company and represent significant competition for the Company. Such companies may succeed in developing products that are more effective and/or less costly in treating thrombosis than the AngioJet System and more effective and/or less costly than the Perma-Flow and Perma-Seal grafts. Further, these companies may be more successful than the Company in manufacturing and marketing their products. No assurance can be given that the Company's competitors or others will not succeed in developing technologies, products or procedures that are more effective or less invasive than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. The advent of new devices, procedures or new pharmaceutical agents could hinder the Company's ability to compete effectively and have a material adverse effect on its business, financial condition and results of operations.

Reliance Upon Patents and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company currently holds five United States patents and 18 foreign patents related to the Perma-Flow Graft and has two patent applications pending in the United States and two patent applications pending in foreign jurisdictions. The Company also holds five United States patents relating to the AngioJet System. In addition, the Company has eleven United States and numerous foreign patent applications pending relating to the AngioJet System. Two AngioJet System patent applications have been accepted by the European Patent Office. In connection with the Perma-Seal Graft, two United States patents are pending and four foreign patent applications are pending. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. In addition, no assurance can be given that third parties will not receive patent protection on their own waterjet devices.

     The Company has acquired rights through licensing agreements to patents relating to processes used in the manufacture of the Perma-Seal Graft. Under these agreements, Possis is required to pay certain annual fees and royalties based on net sales of products using the technology covered by these patents.

     The Company requires all its employees to execute non-disclosure agreements upon commencement of employment with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment with the Company is to be kept confidential and not disclosed to third parties. There can be no assurance, however, that the Company's non-disclosure agreements and other safeguards will protect its proprietary information and know-how or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. In addition, others may hold or receive patents which contain claims that may cover products developed by the Company.

     There  has  been   substantial   litigation   regarding  patent  and  other
intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse determination in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing. selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies upon unpatented proprietary technology and trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. No assurance can be given that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology and trade secrets or disclose such technology or that the Company can meaningfully protect its rights in such unpatented technology. Any disclosure of such information could have a material adverse effect on the Company's business, financial condition and results of operations.


Potential Limitations on Third-Party Reimbursement

     Health care providers, such as hospitals and physicians, that purchase medical devices such as the AngioJet System or the Perma-Seal and Perma-Flow Grafts for use on their patients generally rely upon third party payors, such as Medicare, Medicaid and private insurance plans, to reimburse all or part of the costs and fees associated with the health care services provided to their patients. Medicare and Medicaid payors (in some states) determine whether to provide coverage for a particular procedure and reimburse hospitals for inpatient medical procedures at a prospectively determined rate according to Diagnosis Related Groups ("DRGs"). The Health Care Financing Administration (the "HCFA"), the agency responsible for administering the Medicare system, has prohibited Medicare coverage for procedures that are not deemed safe and effective for the condition being treated, or which are still investigational. Even if a device has FDA approval, Medicare payors may deny reimbursement if they conclude that the device is experimental or used for an unimproved indication. In certain foreign markets, pricing or profitability of health care products is subject to government control. Reimbursement levels with respect to a medical products such as those of the Company are critical for the market acceptance of the product and the financial results of its manufacturer.

     There can be no assurance that adequate third party coverage will be available for the Company to maintain price levels for its products sufficient to realize an appropriate return on its investment in product development.

     The market for the Company's products could also be adversely affected by future legislation to reform the nation's health care system or by changes in industry practices regarding reimbursement policy and procedures.

Dependence Upon Key Personnel

     The Company is highly dependent on a limited number of key management and technical personnel. In addition, the highly technical nature of the Company's business, its ability to continue its technological developments and to market its products and thereby develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified technical and key management personnel. Competition for such personnel is intense, and no assurance can be given that the Company will be able to attract and retain such personnel. The loss of key personnel, or inability to hire or retain qualified personnel, could have a material adverse effect on the Company's business, financial and results of operations.


Product Liability and Possible Insufficiency of Insurance

     The manufacture and sale of the Company's products entail the risk of product liability claims. A recent United States Supreme Court decision held that despite a company's compliance with FDA regulations, it still may not be shielded from common-law negligent design claims or manufacturing and labeling claims based on state rules. No assurance can be given that the coverage limits of the Company's product liability insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim or series of claims brought against the Company in excess of its insurance coverage, and the effect any product liability litigation may have upon the reputation and marketability of the Company's technology and products, together with diversion of the attention of the Company's key personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.


Possible Need for Additional Funding

     Management is currently in the process of raising additional capital. Management believes that if it is successful in raising additional capital, the net proceeds from such additional capital together with the Company's current capital resources andrevenues from existing products will be sufficient to meet its cash requirements for 12 to 18 months. However, delays in raising additional capital, delays in obtaining regulatory approvals of the Company's products, or unanticipated decreases in operating revenues or increases in expenses, may adversely impact the Company's expected funding requirements, in which event the Company may require additional funding. In such an event, the Company would need to obtain financing through the issuance and sale of debt or equity securities, bank financing, joint ventures or other means, and no assurance can be given that additional capital will be available to the Company or that capital, if any, will be available upon satisfactory terms.

Volatile Securities Market Factors and Possible Wide Fluctuations in Stock Price

     The market price of the Company's stock has in the past been subject to significant fluctuations. Moreover, the markets for equity security in general, and for those of medical device manufacturers in particular, have been volatile and the price of the Company's common stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results, news and product announcements, trading volume, general market trends and other factors. No assurance can be given that the Company's common stock will trade in the future at market prices in excess of its current market price.


Non-Payment of Dividends

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate that cash dividends will be paid in the foreseeable future.


Dependence on Single Source Suppliers

     The Company depends on single source suppliers for certain of the raw materials used in the manufacture of its graft products. In the event the Company must obtain alternative sources for key raw materials, there can be no assurance that such materials will be available for purchase from alternative suppliers, that alternative suppliers will agree to supply the Company, or that the Company's use of such suppliers would be approved by the FDA. Although the Company currently has an adequate supply of raw materials and believes it will be adequate for the needs of its graft business, there can be no assurance that new sources of supply will be available when necessary. Any interruption in supply of raw materials could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is located and, therefore, could have a material adverse effect on its business, financial condition and results of operations.