Form 10-K
period 1998-07-31
POSSIS MEDICAL INC
filed 1998-10-22
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For transition period from ____________ to___________

                        Commission file number 001-12567
                              POSSIS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

       Minnesota                                       41-0783184
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

           9055 Evergreen Blvd, NW, Minneapolis, Minnesota 55433-8003
               (Address of principal executive offices) (Zip Code)
        Registrant's telephone number, including area code: 612-780-4555
        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                        Common Stock, 40 Cents Par Value
                        Preferred Shares Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 12, 1998 was approximately $60,508,771.

     The number of shares outstanding of the registrant's common stock as of October 12, 1998: 12,254,941.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 1998 annual meeting to be filed on or before October 30, 1998 ("The Proxy Statement").

                              POSSIS MEDICAL, INC.

Forward-Looking Statements

     This report on Form 10-K, including the description of the Company's business, its Year 2000 readiness, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the Food and Drug Administration ("FDA"), revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the level of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form 10-Q dated April 30, 1998, filed with the Securities and Exchange Commission.


                                     PART I
Item 1.  Business:

General

     Possis Medical, Inc. (the Company) was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Note 2 of Notes to Consolidated Financial Statements contained in Part II,
Item 8. These sales enabled Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials and in early stages of commercialization.

Products

     ANGIOJET(R) RHEOLYTIC(TM) THROMBECTOMY SYSTEM. The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma, impediment of normal flow during interventional procedures using catheters and needles or prolonged bed rest. If a blood clot becomes large enough, it can block an artery, preventing oxygenated blood from reaching the organ or tissue supplied by the artery. In addition, if a blood clot breaks off it can travel through the bloodstream and block oxygenated blood flow to other organs and tissue. Conditions caused by blood clots include peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, acute myocardial infarction (heart attack), stroke and deep vein obstruction.

     Currently, the two primary methods of removing intravascular blood clots are thrombolytic drugs and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to dissolve the blood clot in an intensive or critical care setting. Thrombolytic drugs may require prolonged infusion to be effective, and then may only partially remove the clot. In addition, thrombolytic drugs may require significant time to take effect, which is costly in an intensive or critical care setting, and may cause uncontrolled, life-threatening bleeding. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then dragging the blood clot out of the patient's body through the artery. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

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

     The AngioJet System removes blood clots through the percutaneous insertion of the catheter over a guidewire into the patient's blood vessel which is, with the aid of fluoroscopy, directed to the site of the blood clot. The drive unit is activated to deliver pressurized saline through tiny holes in the catheter tip. These waterjets create a suction effect that cleans the blood clot from the vessel wall, breaks it into small fragments and, in order to prevent formation of a new blood clot downstream, propels the debris down the central lumen of the catheter and into a collection bag attached to the drive unit, without the need for a separate suction or vacuum device. Unlike certain other mechanical devices that are able only to create channels through blood clots of a size similar to that of the catheter used, the AngioJet System's waterjet technology enables it to break up large blood clots in vessels much larger than the catheter diameter.

     Because the Possis AngioJet System is unlike any existing procedure or device, market potential though difficult to quantify, may be estimated by determining the number of thrombectomy and thrombolysis procedures performed using other therapies and devices and estimating the number of procedures that might reasonably be replaced or supplemented by using the AngioJet System.

     The Compan's marketing analysis indicates that the versatile AngioJet System may be effective for the treatment of various blood clot-induced conditions throughout the body. The following table shows the locations and conditions where the AngioJet System may be used. In addition, the table indicates the annual incidences worldwide and the Company's estimated AngioJet System annual market potential.

                                                       Estimated
                                                         Annual        Annual
                                                       Worldwide       Market
                                                       Incidence     Potential
      Location                    Condition            (Patients)     (Units)
 Cerebral                Stroke                         1,100,000     500,000
 Venous Cerebral Sinus   Stroke                             4,500       2,000
 Cervical Carotid        Stroke                             6,600       1,000
 Lungs                   Pulmonary Embolism             1,000,000     200,000
 Coronary                Heart Attacks and              5,300,000     550,000
                         Unstable Angina
 A-V Access              Hemodialysis Graft Thrombosis    400,000     190,000
 Legs                    Leg Artery and                 1,300,000     220,000
                         Graft Thrombosis
 Venous                  Deep Vein Thrombosis           2,500,000     900,000

        Total                                          11,611,100   2,563,000


     The Company's established price for the single use catheter and the pump set to the hospital (worldwide) is between $600 and $1,450. The list price for the drive unit in the U.S. is $25,000. Outside the U.S. the list price of the drive unit to the Compan's independent distributors is between $25,000 and $40,000. The average mechanical thrombectomy procedure is performed in a surgical setting with an overnight hospital stay and could result in charges to the patient exceeding $20,000. In contrast, lytic drug therapy may cost $500 to $5,000 for the drug plus hospital and procedure charges, resulting in a total patient cost of as much as $25,000. In October 1998, David J. Cohen, MD, of Beth Israel Deaconess Medical Center, Boston, Massachusetts, presented his preliminary cost-effectiveness study results based on the Company's 349 patient coronary clinical trial, at the Transcatheter Cardiovascular Therapeutics Symposium. The preliminary results indicate AngioJet System reduced 30-day, in-house hospital costs by $2,000 to $3,000 per patient as compared to the use of the blood clot-dissolving drug urokinase. Dr. Cohen plans to present a 12-month cost comparison, including physician costs, at the American College of Cardiology meeting in March 1999.

     On December 6, 1996 the Company received FDA clearance to commence U.S. marketing of the AngioJet System with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. In July 1997 the Company submitted a 510(k) application to the FDA seeking clearance to expand label claims for its AngioJet System to include use in peripheral arteries and bypass grafts in the U.S. The Company expects an FDA decision on the application early in calendar 1999.

     In September 1998, Possis submitted to the FDA a pre-market approval ("PMA") seeking approval to market its AngioJet System to remove blood clots from coronary arteries and bypass grafts. The FDA targets completion of its review and a response to the Company within 180 days. The PMA presents the results of a 349 patient randomized trial comparing AngioJet System treatment to intracoronary infusion of the blood clot-dissolving drug urokinase for patients with demonstrated clot in native coronary arteries and saphenous vein bypass grafts. The randomized trial showed that AngioJet System treatment had significantly better outcomes than the urokinase treatment for procedure success and device success. AngioJet System treatment also had lower in-hospital major cardiac complications, including fewer bleeding complications and vascular complications. Also, the results of a cost-effectiveness trial run concurrently with the coronary AngioJet trials show that the AngioJet System treatment costs are, on average, significantly lower than those associated with the use of urokinase. Detailed clinical results will be presented for the first time by Steven Ramee, MD, at the American Heart Association meeting in November 1998.

     PERMA-FLOW(R) CORONARY BYPASS GRAFT. Coronary artery bypass graft ("CABG") surgery is performed to treat impairment of blood flow to portions of the heart. CABG surgery involves the grafting of one or more vessels to the heart to re-route blood around blocked coronary arteries.

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

     The Perma-Flow Graft is made of ePTFE, a standard graft material, and contains a molded silicone venturi-shaped flow-resistance element approximately 2mm in diameter. The Perma-Flow Graft is designed to be implanted by initially suturing it to the vena cava, followed by side-to-side anastomoses (connections) of the graft to the coronary arteries beyond the blockages and then suturing the graft to the aorta. The formation of this artery-to-vein shunt is designed to create a continuous blood flow at a sufficiently high rate through the graft to reduce the incidence of blood clot formation, the major reason for synthetic graft failure in the past. The flow resistance element is designed to prevent excessive shunting of blood to the vena cava and to maintain high arterial pressure for effective coronary perfusion.

     Company research indicates that in 1998 approximately 700,000 CABG procedures will be performed worldwide, of which approximately 370,000 will be performed in the United States. Approximately 10% of these CABG procedures will be performed on patients who had previously undergone bypass surgery. It is anticipated that the number of repeat CABGs will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein. Based upon interviews with cardiovascular surgeons, including those involved in the clinical trials, the Company believes that patients whose native vessels are not available for use in bypass surgery comprise approximately 1% of those receiving CABG procedures, or approximately 7,000 annually. If initial use of the Perma-Flow Graft is shown to be clinically acceptable, the Company believes that the graft may be used for these patients. The Company further believes that if long-term clinical results are acceptable to clinicians (generally greater than 50% patency five years after implant), the graft may ultimately be used as a substitute for native saphenous veins.

     Currently, no synthetic coronary graft has been approved by the FDA. Cryopreserved saphenous veins are currently not regulated by the FDA and sell to U.S. hospitals for approximately $3,500 to $4,000. The Company anticipates pricing for the Perma-Flow Graft will be competitive with cryopreserved saphenous veins.

     The Company received FDA approval to initiate clinical testing of its Perma-Flow Graft in November 1991. In July 1995, the Company received approval to commence Phase 2 of the study comprising 150 additional patients at up to 20 U.S. sites. As of August 1998, 32 Phase 1 and 90 Phase 2 study patients have been enrolled at 20 sites. Angiographic results at 30 days following surgery have been reported on 97 patients, which confirmed 173 of 191 side-to-side anastomoses to be patent (providing blood to the coronary arteries). Within this 30-day interval, of the remaining 25 patients, angiographic results were not yet reported for 16 and nine died of causes reported by the investigator to be unrelated to the graft. In addition, angiographic follow-up was performed approximately 12 months from implant on 52 patients, which confirmed that 61 of 104 anastomoses were patent. The Company anticipates filing a PMA application for U.S. marketing authorization in 2003.

     In April 1998, the Company received Humanitarian Device Exemption ("HDE") approval from the FDA, clearing the way for U.S. marketing of the Perma-Flow Graft for patients who require coronary bypass surgery, but who have inadequate blood vessels of their own for use in the surgery.

     PERMA-SEA(R) GRAFT. Patients suffering from renal disease may be required to undergo long-term kidney dialysis. The majority of these patients require long-term vascular access to facilitate treatment. A point of access for dialysis needles may be created by connecting an artery and a vein in the patient's arm. However, because kidney dialysis therapy typically requires patients to undergo blood dialysis treatment three times per week, these connections often become unusable over time. Other methods of vascular access for kidney dialysis such as temporary catheters are not designed for long-term use.

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

     In September 1998, the Company received FDA marketing approval for its Perma-Seal Graft. The Possis Perma-Seal Graft is a self-sealing synthetic graft comprised of silicone elastomers, with a winding of polyester yarn encapsulated within its wall, and is manufactured using proprietary electrostatic spinning technology developed by the Company. The Company believes that its Perma-Seal Graft offers advantages over currently used synthetic grafts because of its needle hole sealing capability. The Company believes that this characteristic will be effective in sealing puncture sites in the grafts with minimal compression time and bleeding as compared with other currently available graft products and, as a result, will reduce dialysis procedure and administrative time per patient and the costs associated therewith. In addition, because of its ability to seal a needle puncture without depending on tissue ingrowth, the Perma-Seal Graft may provide an option for patients who require dialysis immediately after implant.

     Approximately 210,000 patients in the United States undergo kidney dialysis each year, of which approximately 80,000 receive vascular access procedures utilizing either natural vessel grafts or synthetic access grafts. The Company estimates that of these patients approximately 63,000 are implanted with a synthetic graft. The Company believes that worldwide, approximately 93,000 synthetic grafts are implanted annually

     The U.S. hospital prices of ePTFE and biological graft products manufactured by certain other manufacturers currently range from $400 to $700 per unit, depending on length, style, and configuration. Final pricing of the Company's Perma-Seal Graft has not been established, but is expected to fall within this range.


Research and Development

     The Company's  product  development  efforts for its existing  products are focused primarily on clinical testing, obtaining necessary FDA product registrations and validating manufacturing processes. The Company's new product development efforts are focused primarily on developing additional applications of the AngioJet Thrombectomy System, including carotid, neurovascular and large vessel applications. The Company also believes its AngioJet technology has application beyond thrombectomy, such as for minimally invasive tissue removal. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing process, conduct of clinical trials, and seeking and obtaining governmental approvals. The Company's research and development expenses are expected to increase as the Company continues its clinical trials and current product development plans.

     As of September 30, 1998, the Company employed approximately 52 full-time employees in research and development, including 43 in new product concept screening, prototype building, product and process development and validation, and nine in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Coon Rapids, Minnesota. The Company spent $5.2 million, $5.0 million and $3.2 million in fiscal 1998, 1997, and 1996, respectively, on medical product research and development.

Marketing and Sales

     The Company is marketing its AngioJet System and graft products to interventional radiologists and cardiologists and also to physician specialty groups, including vascular, cardiovascular and thoracic surgeons. The Company is currently marketing the AngioJet System for hemodialysis graft thrombosis and plans to market the system for other peripheral vessel and graft applications, targeting interventional radiologists, vascular surgeons and some cardiologists who perform percutaneous transluminal angioplasty ("PTA") and other thrombectomy or lytic procedures. The AngioJet System for coronary applications will be marketed primarily to interventional cardiologists and some cardiovascular surgeons. The AngioJet System for stroke treatment will be marketed to interventional neuroradiologists and cardiologists. The primary customer for the Perma-Flow Graft is expected to be cardiovascular surgeons and thoracic surgeons. The initial focus of the Company's marketing will be for use in procedures involving patients having inadequate native vessels. The Perma-Seal Graft will be marketed to vascular surgeons, who typically are the primary decision makers with respect to the placement of vascular access grafts for patients receiving dialysis for renal failure. The Company will also target other clinicians influential in dialysis treatment selection, including nephrologists, internists, and dialysis unit technicians.

     The Company is currently marketing its AngioJet System outside the United States using an independent distributor network. The Company currently has distributorship agreements with 18 distributors covering Belgium, Denmark, Italy, Greece, Luxembourg, The Netherlands, Norway, Spain, Switzerland, Austria, France, Saudi Arabia, Israel, Australia, Russia, Japan, India, and Taiwan. Generally, the distributorship agreements are for an initial five-year term and provide that the distributors, at their own expense, will investigate, negotiate and obtain regulatory approvals for the Company's products in the specified territory. The Company closed its European distribution center once it received regulatory clearance in Europe for all of its products as it is now more cost-effective to ship products directly to European customers from the United States. All sales made to the Company's independent distributors are denominated in United States dollars.

     On December 6, 1996, the Company received FDA clearance to commence U.S. marketing of the AngioJet Rheolytic Thrombectomy System with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. The Company is marketing and distributing the AngioJet System in the United States utilizing a direct sales force.

     In early 1995, the Company entered into a 10 year distribution agreement with C. R. Bard ("Bard") pursuant to which the Company granted Bard the exclusive worldwide right to market, sell and distribute the Company's Perma-Seal Graft. The initial grafts were shipped to Bard in May 1996. However, in January 1997, the Company terminated the agreement with Bard. In September 1998, the Company received FDA approval to commence U.S. marketing of the Perma-Seal Graft.

     In March 1996, the Company entered into a three year Distribution Agreement with Baxter Healthcare Corporation ("Baxter") granting Baxter worldwide rights to market, sell and distribute the Perma-Flow Graft. The initial shipment of Perma-Flow Grafts was made in July 1996. However, in April 1998, the Company modified the Agreement with Baxter, under which Baxter retains non-exclusive distribution rights outside of the United States, but has no distribution rights in the United States for the remaining term of the Distribution Agreement.

     In January 1998, the Company engaged Salomon Smith Barney to assist in the development and implementation of a strategic plan designed to maximize the value of the Company's vascular graft business. The Company expects to make an announcement regarding this project within the next several weeks.

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


Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company currently holds five United States patents and 17 foreign patents related to the Perma-Flow Graft and has two patent applications pending in the United States and four patent applications pending in foreign jurisdictions. The Company holds three United States patents relating to the AngioJet System. In addition, the Company has twelve United States and nine foreign patent applications pending relating to the AngioJet System. Two of the pending applications in the United States have allowed claims and will issue upon completion of final administrative requirements. Three AngioJet System patent applications have been accepted by foreign jurisdictions. In connection with the Perma-Seal Graft, two United States patents are pending and four foreign patent applications are pending. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. In addition, no assurance can be given that third parties will not receive patent protection on their own waterjet devices.

     The Company has acquired rights through licensing agreements to patents relating to processes used in the manufacture of synthetic vascular grafts. Under these agreements, Possis is required to pay certain annual fees and royalties based on net sales of products using the technology covered by these patents.

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

Government Regulation

     Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Food, Drug and Cosmetic ("FDC) Act.

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

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to another device via the 510(k) process, the manufacturer or distributor must seek PMA approval of the proposed device. A PMA application must be submitted, supported by extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device. Generally, a company is required to obtain an Investigational Device Exemption ("IDE") before it commences clinical testing in the United States in support of such a PMA. The FDA monitors and oversees the conduct of clinical trials under IDE. Although by statute the FDA has 180 days to review a PMA application once it has been accepted for filing, during which time an advisory committee may also evaluate the application and provide recommendations to the FDA, PMA reviews often extend over a significantly protracted time period, usually 12 to 24 months or longer from filing. Accordingly, there can be no assurance that FDA review of any PMA application submitted by the Company will not encounter prolonged delays or that the data collected and submitted by the Company in its PMA will support approval.

     In 1996,  FDA issued  regulations  for HDE. These  regulations  permit that certain devices, if intended for a small (less than 4,000 per year), medically-defined group of patients, may qualify as Humanitarian Use Devices and be authorized for sale in the U.S. under a temporary exemption from PMA or 510(k) requirements. An HDE is authorized by the FDA upon approval of an appropriate HDE submission. Such submissions must establish the safety and probable benefit of the device for the proposed intended use. An HDE approval lasts 12 months, but may be extended with subsequent submissions. Devices marketed under an HDE may simultaneously undergo clinical trials under an approved IDE, and be submitted for clearance or approval under a 510(k) or PMA for a different or broader indication.

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

     The FDC Act regulates the Company's manufacturing and quality systems by requiring the Company to demonstrate compliance with current GMP as specified in published FDA regulations. The FDA monitors compliance with GMP by requiring manufacturers to register with the FDA, which subjects them to periodic unannounced FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

     There  can  be  no  assurance   that  future   changes  in  regulations  or
interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

     The Company has complied with ISO 9001 compliance GMP requirements in the past and believes it will be able to comply with all applicable regulations regarding the manufacture and sale of medical devices.

     The export and sale of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. A device under a U.S. IDE may be exported to any country, so long as its import to the receiving country complies with its requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For countries in the European Union, in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark. The Company received CE Mark approval for its current products in July 1997.

Employees

     As of September 30, 1998, the Company had 179 full-time employees, one part-time employee and eight contract employees. Of these full-time employees, 52 are in research and development, 58 are in manufacturing and production, 10 are in quality systems, 6 are in facilities/maintenance, 36 are in sales and marketing and 17 are in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.


Item 2.  Properties:

     The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of clean manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 7 of Notes to Consolidated Financial Statements in Part II,
Item 8.


Item 3.  Legal Proceedings:

None


Item 4.  Submission of Matters to a Vote of Security-Holders:

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Name           Age                   Position

 Robert G. Dutcher      53   Director, Chief Executive Officer and President
 Joseph J. Afryl Jr     50   Vice President, Sales
 Russel E. Carlson      52   Vice President, Finance and Chief Financial Officer
 Irving R. Colacci      45   Vice President, Legal Affairs and Human Resources
                               General Counsel and Secretary
 James D. Gustafson     42   Vice President, Quality Systems and
                               Regulatory/Clinical Affairs
 T. V. Rao              55   Vice President/General Manager, AngioJet Business
 Robert J. Scott        53   Vice President, Manufacturing Operations


     Robert G. Dutcher has served as President and Chief Executive Officer and has been a director of the Company since October 1993. From June 1992 until October 1993, Mr. Dutcher served as Executive Vice President of the Company. Since 1987, he has served as President and Chief Operating Officer of Possis Holdings, Inc. (a subsidiary formerly known as Possis Medical, Inc.). Prior to joining the Company, Mr. Dutcher had served in several positions (most recently as Director of Research and Development) at Medtronic, Inc. since 1972. Mr. Dutcher received a master's degree in biomedical engineering from the University of Minnesota.


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


     Irving R. Colacci has served as Vice President and General Counsel since December 1993, and as Secretary and Corporate Counsel of the Company since July 1988. Prior to joining the Company, Mr. Colacci had been an attorney at Dorsey & Whitney LLP.

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

     T. V. Rao joined the Company in June 1998 as Vice President and General Manager of AngioJet Thrombectomy business. Prior to joining the Company, Mr. Rao served as Vice President of Sales and Marketing for Angeion Corporation from July 1995 to June 1998, as Vice President of Sales and Marketing for Brunswick Biomedical Corporation from July 1994 to June 1995 and served in several positions (most recently as Director of Marketing, Tachyarrhythmia Business) at Medtronic Inc. since 1980. Mr. Rao holds a master's degree in business from the College of St. Thomas and a bachelor's degree with honors in mechanical engineering from Madras, India.

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

                                     PART II


     Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters:

     The Company had 1,618 common shareholders of record at July 31, 1998. The common stock is traded on The Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 1998 and 1997 are presented below:

                            1998                     1997
                         High    Low             High    Low
  QUARTER:
    First............   15.25   11.00           19.00   14.25
    Second...........   15.00   10.38           22.00   15.88
    Third............   17.00   12.50           20.50   11.50
    Fourth...........   14.75    9.25           17.38   13.50


     Additional information is contained in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8.

     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data:


                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,


In Thousands Except Earnings Per Share Data
                                           1998      1997       1996       1995        1994
INCOME STATEMENT DATA:
Operating revenues-
 Continuing operations..................  $6,118    $4,834     $1,606     $3,207      $6,315
Net income (loss):
 Continuing operations.................. (11,969)   (8,608)    (8,578)    (5,153)     (1,246)
 Discontinued operations................    --         112        405        421         523
Net income (loss) per common share -
 basic and diluted:
 Continuing operations..................    (.98)     (.71)      (.74)      (.53)       (.15)
 Discontinued operations................    --         .01        .04        .04         .06
Weighted average shares outstanding.....  12,191    12,099     11,611      9,726       8,436

BALANCE SHEET DATA:
 Working capital........................ $16,598   $16,840    $24,780     $6,846      $4,007
 Total assets...........................  23,897    22,423     29,361     10,321       8,882
 Long-term debt,
  excluding current maturities..........  11,493        10         39         93          80
 Shareholders' equity...................   8,744    19,800     27,597      8,648       5,684


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Note 2 of Notes to Consolidated Financial Statements. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decrease due to a pacemaker lead technology shift. This sale enables Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials and in early stages of commercialization.

     Over the past several fiscal years, the Company has transitioned its revenue stream from pacemaker leads and royalty revenues to revenues from the sale of its new products and related sales agreements. The resulting cash flow, together with the approximately $34.0 million net proceeds from the Company's calendar 1994 and 1995 common stock offerings and the $12.0 million from the issuance of 5% convertible subordinated debentures in 1998, has been used to fund the Company's operations, including research and development related to its products. Possis does not expect to become profitable unless it achieves significant sales in the United States and its products receive additional United States Food and Drug Agency ("FDA") marketing approvals. There can be no assurance that significant sales or additional marketing approvals will occur.

Results of Operations

Fiscal Years ended July 31, 1998, 1997 and 1996

     Total revenue increased 27% and 201% in fiscal 1998 and 1997, respectively, compared to prior years. The main factor in the product sales increase in fiscal 1998 and 1997 was the December 1996 FDA clearance to commence U.S. marketing of the AngioJet(R) Rheolytic(TM) Thrombectomy System, with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. U.S. AngioJet System product revenue was $6,013,000 and $2,633,000 for fiscal 1998 and 1997, respectively. The fiscal 1998 U.S. product revenue increased by 128% over fiscal 1997.

     Since the U.S. market introduction of the AngioJet System, the Company has listed its AngioJet System drive unit, considered capital equipment, at $80,000 to hospitals. Despite employing a variety of flexible drive unit acquisition programs including outright purchase, rental, lease and fee-per-procedure, the Company sold only 12 drive units to U.S. hospitals through March 31, 1998. In April 1998, the AngioJet System drive unit list price was reduced to $25,000 after a successful test of the lower price in two of the Company's 15 sales territories. A lower drive unit sales price is intended to improve the competitive position of the AngioJet System, facilitate evaluation of the technology, ease sale closure on units currently under evaluation and provide added time for the Company's direct sales force to encourage use of the systems currently in the field. Since the lowering of the retail price to $25,000 in April 1998 there have been 19 drive units sold to U.S. hospitals versus 12 drive units in the previous sixteen months. The purchasing cycle for the AngioJet System drive unit, the Company believes, will vary from purchasing the drive unit with no evaluation to an evaluation period up to twelve months depending on the customer's budget cycle.

     In December 1997, the Company received approval to commence a clinical study of the AngioJet System for use in the treatment of stroke caused by blockage of the carotid arteries, the main vessels supplying blood to the brain. The Company believes that the treatment of stroke is a significant marketing opportunity for the AngioJet System. In May 1998, the Company introduced its AV60 AngioJet Catheter. The AV60 Catheter has been designed specifically to more effectively and efficiently remove blood clots from dialysis access grafts - the indication for use for which Possis received FDA marketing approval in December 1996. In September 1998, Possis submitted to the FDA a pre-market approval ("PMA") application seeking approval to market its AngioJet System to remove blood clots from coronary blood vessels. The FDA targets completion of its review and a response to the Company within 180 days. However, recent actual average elapsed time from Company submission to FDA approval is 14 months. The PMA presents the results of a 349 patient randomized trial comparing AngioJet System treatment to intracoronary infusion of the blood clot-dissolving drug urokinase for patients with demonstrated clot in native coronary arteries and saphenous vein bypass grafts. The randomized trial showed that AngioJet System treatment had significantly better outcomes than the urokinase treatment for procedure success and device success. AngioJet System treatment also had lower in-hospital major cardiac complications, including fewer bleeding complications and vascular complications. Also, the results of a cost-effectiveness trial run concurrently with the coronary AngioJet trials show that the AngioJet System treatment costs are on average significantly lower than those associated with the use of urokinase. The Company believes that the treatment of blood clots in coronary vessels is a significant marketing opportunity for the AngioJet System. The Company expects the U.S. AngioJet System sales will grow primarily through the addition of sales people, the completion of clinical trials designed to yield additional FDA label-approved product uses, the publication of clinical performance and cost effectiveness data, and the introduction of additional catheter designs.

     Foreign sales of the AngioJet System during fiscal 1998, 1997 and 1996 were $351,000, $806,000 and $919,000, respectively. The Company's German AngioJet System distributor was terminated in February 1997 which impacted fiscal 1998 and 1997 foreign sales. The Company is evaluating its European AngioJet System distribution options. Actions the Company is taking to improve AngioJet System sales in Europe include conducting European cost effectiveness studies, a carotid artery study in Germany, a deep vein thrombosis study in Italy and developing European physician advocates for the AngioJet System. In Japan, the coronary AngioJet System clinical study enrollment was completed in April 1998 and a regulatory filing with the Japanese Ministry of Health and Welfare is planned in 1998.

     During fiscal 1998, 1997 and 1996, sales of Perma-Flow(R) Coronary Bypass Graft were $105,000, $58,000 and $111,000, respectively. In March 1996, the Company entered into a Distribution Agreement with Baxter Healthcare Corporation ("Baxter"). This Agreement granted Baxter exclusive worldwide distribution rights to the Perma-Flow Coronary Bypass Graft for a three-year term. In April 1998, this Distribution Agreement was modified with Baxter retaining non-exclusive distribution rights outside the United States but having no distribution rights in the United States for the remaining term of the Distribution Agreement. In April 1998, the Company received Humanitarian Device Exemption ("HDE") approval from the FDA, clearing the way for U.S. marketing of the Perma-Flow Coronary Bypass Graft for patients who require coronary bypass surgery but who have inadequate blood vessels of their own for use in the surgery.

     During fiscal 1997 and 1996, sales of Perma-Seal(R) Dialysis Access Graft were $124,000 and $163,000, respectively. There were no sales in fiscal 1998. The decrease is due to the termination of the Company's worldwide Perma-Seal Dialysis Access Graft distributor in January 1997. In September 1998 the Company received FDA marketing approval for its Perma-Seal Graft.

     In January 1998, the Company engaged Salomon Smith Barney to assist in the development and implementation of a strategic plan designed to maximize the value of the Company's vascular graft business. The Company expects to make an announcement regarding this project within the next several weeks.

     Sales agreement and other revenue includes $200,000 per year for fiscal 1997 and 1996 from Baxter Healthcare Corporation paid to the Company under a supply and distribution agreement for the Perma-Flow Coronary Bypass Graft. In addition, fiscal 1997 sales agreement and other revenue includes $1,799,000 in cash and returned unused product due to the termination of the Company's Perma-Seal Graft supply and distribution agreement. The Company received $1,000,000 through July 31, 1996 from its Perma-Seal Graft distributor. See Note 9 of Notes to Consolidated Financial Statements.

     The Company is planning for continued growth in product sales for fiscal 1999 and beyond and believes that for the next several years most of this growth will come from AngioJet System sales in the U.S. marketplace.

     Cost of medical products increased 17% in fiscal 1998 and decreased 6% in fiscal 1997, compared to prior years. Production expenses relating to vascular grafts were $304,000, $299,000 and $1,555,000 for fiscal years 1998, 1997 and
1996, respectively. During most of fiscal 1998 and 1997, the Company worked to validate the vascular graft production processes and was not producing graft products. The cost of product and process validation is reported as research and development expense. AngioJet System production costs for fiscal 1998, 1997 and 1996 were $5,491,000, $4,636,000 and $3,701,000, respectively. The increase is primarily due to significant growth in AngioJet System product sales. Medical product gross margins improved by $2,443,000 and $1,980,000 in fiscal 1998 and 1997, respectively, compared to prior years. The Company believes that manufacturing costs per unit will be reduced as product sales and related production volumes grow and as identified product and process improvements are made. In April 1997, the Company received full ISO 9001 quality system certification. ISO Certification is issued by the International Standards Organization and incorporates standards of quality and excellence recognized worldwide in design, development, production, installation and service.

     Selling, general and administrative expenses increased $3,010,000 and $1,494,000 in fiscal 1998 and 1997, respectively, as compared to prior periods. The primary factor in fiscal 1998 and 1997 are increased sales and marketing expenses related to the establishment of a direct sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest, the Company has grown the U.S. AngioJet System sales and marketing organization from eight employees in January 1997 to 36 employees in July 1998. The Company plans on increasing its sales and marketing expenditures in fiscal 1999 in order to maintain its existing direct U.S. sales force at its present level and to expand its marketing efforts. Subsequent to the AngioJet System receiving FDA approval for coronary use, the Company plans to increase the direct U.S. sales force to meet the expected demand for the Company's AngioJet System.

     Research and development expenses increased 5% and 57% in fiscal 1998 and 1997, respectively, as compared to prior periods. The fiscal 1998 increase was due primarily to increased expenses relating to the Coronary AngioJet System clinical trial and the development of new AngioJet System thrombectomy applications. This increase was offset by a reduction of expenses relating to the Perma-Flow Graft and Perma-Seal Graft clinical trials and development expenses. The fiscal 1997 increases were due primarily to vascular graft product and production process validation expenses and increased expenses of conducting the Perma-Flow Graft and Coronary AngioJet System clinical trials. The Company believes that research and development expenses will continue to increase as it completes the development of its current products, invests in development of new AngioJet System thrombectomy applications and new AngioJet technology-based products.

     Interest income decreased in fiscal 1998 and 1997 from the previous years due to the use of the Company's cash reserves to fund the Company's operations. The $12,000,000 received from the issuance of 5% convertible subordinated debentures had a modest impact on interest income in fiscal 1998 due to receiving it in July 1998.

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $13.8 million at July 31, 1998, a decrease of $1.0 million from the prior year. The primary factors in the reduction of the Company's cash position was the net loss of $12.0 million and the issuance of $12.0 million of 5% convertible subordinated debentures in July 1998.

     During fiscal 1998, cash used in operating activities was $11.8 million, which resulted primarily from an $12.0 million net loss and a $1.8 million increase in receivables, inventories and other current assets, offset by depreciation, amortization, stock compensation and an increase in trade accounts payable and accrued liabilities totaling $2.0 million. Cash provided by investing activities was $10.4 million, which resulted from the net proceeds from the sale/maturity of marketable securities of $11.0 million, offset by additions to plant and equipment of $614,000. Net cash provided by financing activities was $11.4 million, which resulted from the net proceeds from the issuance of 5% convertible subordinated debentures of $11.1 million, proceeds from long-term debt of $175,000 and the exercise of stock options of $142,000.

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

     During fiscal 1996, cash used in operating activities was $8.8 million, which resulted primarily from an $8.2 million net loss and a $1.9 million increase in receivables, inventories and other current assets, offset by depreciation, amortization of goodwill, stock compensation and an increase in trade accounts payable totaling $1.1 million. Cash used in investing activities was $15.6 million, which resulted primarily from net purchases of marketable securities of $14.8 million and additions of plant and equipment of $1.5 million, offset by the proceeds from the sale of discontinued operations of $589,000. Fiscal 1996 additions to plant include approximately $1.2 million associated with the Company's April 1996 relocation to a larger leased facility. Proceeds from discontinued operations increased $240,000 in fiscal 1996 as a result of the prepayment by Advanced Technical Services, Inc. ("ATS") of the notes receivable and estimated royalty payments in connection with the sale of ATS. See Note 2 of Notes to Consolidated Financial Statements. Net cash provided by financing activities resulted primarily from the Company's October 1996 common stock offering netting approximately $26.7 million.

     The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to grow as well. The Company expects to report a loss for fiscal 1999. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

     The Company is currently evaluating its capital needs and the options available for raising cash, including monies that may be forthcoming from the Company's graft business project. Additional capital will likely be sought in fiscal 1999.

Year 2000 ("Y2K")

     The Company established a team in May 1998 to assess and address the possible exposures related to the Y2K issue. The areas under investigation include product issues, business computer systems, production equipment, vendor readiness and contingency plans. Products currently sold by the Company are Y2K compliant. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified "Y2K Compliant." There are several personal productivity applications that are not currently Y2K compliant. The Company expects them to be compliant by mid-calendar 1999. Various personal computers are not currently Y2K compliant. These computers are planned to be replaced as part of the Company's technology update strategy. None of these replacements have been accelerated and they have no material effect on the Company consolidated financial statements. Equipment used for production or quality control does not use dates to control operations.

     The Company mailed questionnaires to each of its significant vendors in October 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. This assessment will be completed by the end of calendar 1998. In addition, the Company has investigated its utility providers and believes they will be Y2K compliant. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor compliance which will be no later than the first quarter of calendar 1999. A contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant the Company will seek new vendors to meet its production needs.

     The Company has budgeted approximately $50,000 for expenses directly related to Y2K identification and remediation of internal systems. It has also purchased continuation of business and director's liability related to the Y2K issue.

     Although the Company does not at this time expect a significant impact on its consolidated financial position, results of operations and cash flows, our internal review has not been completed and there can be no assurance that the systems of other companies or the systems of the Company itself will be converted on a timely basis and will not have a corresponding adverse effect on the Company.


New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for the fiscal year beginning August 1, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company is in the process of assessing the impact of SFAS No. 131 on its footnote disclosures.


Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this 10-K, including the discussion regarding Year 2000 compliance, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in
Exhibit 99 to the Company's report on Form 10-Q dated April 30, 1998, filed with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of fiscal 1998, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Compan's foreign subsidiary operations is minimal.

     At July 31, 1998, all of the Compan's outstanding long-term debt carry interest at a fixed rate. There is no material market risk relating to the Compan's long-term debt. The Company's 5% convertible subordinated debentures, issued July 15, 1998, carry a fixed interest rate of 5%; are due July 15, 2004; and are convertible into common stock at a price calculated per predetermined formulas based on the market price of the Company's common stock over a specified period of time.

Item 8.  Financial Statements and Supplementary Data:









INDEPENDENT AUDITORS' REPORT


To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the Company) as of July 31, 1998 and 1997 and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Minneapolis, Minnesota
August 28, 1998

                                         POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                      July 31, 1998          July 31, 1997
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Note 1)............................      $13,841,793            $ 3,849,194
    Marketable securities (Note 1)................................          --                  10,964,170
    Receivables:
      Trade (less allowance for doubtful accounts and returns:
          $150,000 and $80,000, respectively).....................        1,144,472                878,893
      Other.......................................................            3,091                120,558
    Inventories (Note 1):
      Parts.......................................................        1,085,236              1,242,580
      Work-in-process.............................................        1,740,834                940,918
      Finished goods..............................................        1,913,084              1,191,870
    Prepaid expenses and other assets.............................          313,158                264,117

           Total current assets...................................       20,041,668             19,452,300


PROPERTY (Notes 1 and 3):
    Leasehold improvements........................................        1,210,984              1,166,306
    Machinery and equipment.......................................        3,720,772              3,317,391
    Assets in construction........................................          113,094                 51,753
                                                                          5,044,850              4,535,450
    Less accumulated depreciation.................................        2,343,691              1,906,500
         Property - net...........................................        2,701,159              2,628,950

OTHER ASSETS:
    Deferred debt issue costs (Note 1)............................          884,105                --
    Goodwill (Note 1).............................................          269,922                341,922

TOTAL ASSETS......................................................      $23,896,854            $22,423,172














See notes to consolidated financial statements.

                                         POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                       (continued)


                                                                             July 31, 1998       July 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable.............................................       $1,245,552          $    648,502
    Accrued salaries, wages, and commissions...........................        1,060,687               762,587
    Current portion of long-term debt (Note 3).........................           97,713                28,356
    Clinical trials accrual............................................          335,067               879,166
    Litigation settlement..............................................          200,000                  --
    Other liabilities..................................................          504,624               294,002
Total current liabilities..............................................        3,443,643             2,612,613

LONG-TERM DEBT (Notes 1 and 3).........................................       11,492,661                10,213

OTHER LIABILITIES  (Note 5)............................................          216,200                 --

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 5):
    Common stock-authorized 100,000,000 shares,
         of $ .40 par value each; issued and outstanding,
        12,218,622 and 12,121,312 shares, respectively.................        4,887,449             4,848,525
    Additional paid-in capital.........................................       42,476,257            41,118,611
    Unearned compensation..............................................         (489,060)               --
    Unrealized loss on investments.....................................           --                    (5,836)
    Retained deficit...................................................      (38,130,296)          (26,160,954)
          Total shareholders' equity...................................        8,744,350            19,800,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................      $23,896,854           $22,423,172














See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED JULY 31

                                                                          1998               1997            1996
REVENUES:
     Medical products sales (Note 8)..............................     $6,117,850         $2,814,646      $1,156,170
     Sales agreement and other (Note 9)...........................          --             2,019,431         450,000
         Total revenues...........................................      6,117,850          4,834,077       1,606,170

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products ....................................      5,794,901          4,934,887       5,256,179
     Selling, general and administrative..........................      7,555,616          4,545,937       3,052,422
     Research and development ....................................      5,193,787          4,964,239       3,167,013
     Interest.....................................................         40,599              5,422          14,296
         Total cost of sales and other expenses...................     18,584,903         14,450,485      11,489,910

Operating loss....................................................    (12,467,053)        (9,616,408)     (9,883,740)

Interest income...................................................        489,610          1,001,578       1,369,453
Gain (loss) on sale of  investments...............................          8,101              7,109         (64,007)
Loss from continuing operations...................................    (11,969,342)        (8,607,721)     (8,578,294)

Income from discontinued operations - net (Note 2)................           --              111,539         405,416
Net loss .........................................................   $(11,969,342)       $(8,496,182)    $(8,172,878)

Weighted average number
     of common shares outstanding - basic and diluted.............     12,191,477         12,099,217      11,611,070
Earnings (loss) per common share - basic and diluted:
     Continuing operations    ....................................          $(.98)             $(.71)          $(.74)
     Discontinued operations  ....................................           --                  .01             .04
Net loss .........................................................          $(.98)             $(.70)          $(.70)












See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31


                                                                            1998             1997               1996
OPERATING ACTIVITIES:
  Net loss .........................................................   $(11,969,342)     $(8,496,182)      $(8,172,878)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  (Gain) loss on sale of marketable securities......................         (8,101)          (7,109)           64,007
  Loss on disposal of assets........................................         15,237            4,932            24,239
  Depreciation......................................................        774,027          473,816           395,132
  Amortization......................................................         84,832           72,000            72,000
  Stock compensation................................................        430,046          155,083           505,432
  Stock options issued to non-employees.............................         11,648            --               --
  Increase in receivables...........................................       (148,112)        (391,314)         (741,886)
  Increase in inventories...........................................     (1,613,285)      (1,286,860)       (1,109,773)
  Increase in other current assets..................................        (57,920)         (56,961)          (19,968)
  Increase in trade accounts payable................................        597,052          330,597           158,540
  Increase (decrease) in accrued and other current liabilities......        113,110          601,686            (4,225)
    Net cash used in operating activities...........................    (11,770,808)      (8,600,312)       (8,829,380)

INVESTING ACTIVITIES:
  Proceeds from sale of discontinued operations.....................         --               --               589,441
  Additions to plant and equipment..................................       (614,074)        (612,641)       (1,453,379)
  Proceeds from sale of fixed assets................................          2,100           20,954            10,945
  Purchase of marketable securities.................................        (13,612)      (1,990,718)      (17,992,853)
  Proceeds from sale/maturity of marketable securities..............     10,991,719        7,011,640         3,215,681
    Net cash provided by (used in)
     investing activities...........................................     10,366,133        4,429,235       (15,630,165)

FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt....................     12,175,000           --                19,000
  Repayment of long-term debt.......................................        (28,356)         (73,386)          (82,925)
  Proceeds from issuance of stock and exercise
    of options and warrants.........................................        142,406          405,150        26,761,920
  Deferred debt issue costs.........................................       (891,776)          --                --
    Net cash provided by financing activities.......................     11,397,274          331,764        26,697,995

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..................................................      9,992,599       (3,839,313)        2,238,450

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...........................................................      3,849,194        7,688,507         5,450,057
CASH AND CASH EQUIVALENTS AT END OF YEAR............................    $13,841,793       $3,849,194        $7,688,507

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest............................................$         1,262     $      5,422      $     14,296
  Inventory transferred to fixed assets.............................         16,288           32,279            19,983
  Issuance of restricted stock......................................        919,106           --                --
  Accrued payroll tax related to restricted stock...................        325,397           --                --
  Warrants issued related to convertible debt.......................        600,000           --                --



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                                                           Unearned   Unrealized
                                      Common Stock         Additional       Stock      Loss on
                                  Number of                  Paid-in        Compen-    Invest-      Retained
                                   Shares      Amount        Capital        sation      ments        Deficit        Total

BALANCE AT JULY 31, 1995........  9,970,031  $3,988,013    $14,201,925   $ (50,387)$      --     $ (9,491,894)   $ 8,647,657

    Employee stock purchase
         plan...................     17,194       6,878        106,537        --          --             --          113,415
    Stock options issued to
        directors and distributors
        (Note 5)................       --          --          292,240        --          --             --          292,240
    Stock options exercised.....    123,800      49,520        858,030        --          --             --          907,550
    Stock retired..............     (47,639)    (19,056)      (857,074)       --          --             --         (876,130)
    Stock grants................     18,000       7,200        206,015    (265,500)       --             --          (52,285)
    Stock offering..............  1,971,258     788,503     25,880,862        --          --             --       26,669,365
    Unearned stock compensation
        amortization............       --          --             --       213,197        --             --          213,197
    Unrealized loss on investments     --          --             --          --      (145,276)          --         (145,276)
    Net loss....................       --          --             --          --          --       (8,172,878)    (8,172,878)

BALANCE AT JULY 31, 1996........ 12,052,644   4,821,058     40,688,535    (102,690)   (145,276)   (17,664,772)    27,596,855

    Employee stock purchase
         plan...................      8,537       3,415        123,616        --          --             --           127,031
    Stock options issued to
        directors (Note 5)......       --          --           52,393        --          --             --            52,393
    Stock options exercised.....     68,109      27,243        276,391        --          --             --           303,634
    Stock retired..............      (7,978)     (3,191)       (22,324)       --          --             --           (25,515)
    .Unearned stock compensation
        amortization............       --          --             --       102,690        --             --           102,690
    Unrealized gain on investments     --          --             --          --       139,440           --           139,440
    Net loss....................       --          --             --          --          --       (8,496,182)     (8,496,182)


BALANCE AT JULY 31, 1997........ 12,121,312   4,848,525     41,118,611        --        (5,836)   (26,160,954)     19,800,346

    Employee stock purchase
       plan.....................      7,811       3,124         69,909        --          --             --            73,033
    Stock options issued to
      directors and physicians
       (Note 5).................       --          --           60,455        --          --             --            60,455
    Stock options exercised.....     23,940       9,576         59,797        --          --             --            69,373
    Stock grants................     65,559      26,224        567,485    (919,106)       --             --          (325,397)
    Unearned stock compensation
      amortization..............       --          --             --       430,046        --             --           430,046
    Warrants issued.............       --          --          600,000        --          --             --           600,000
    Unrealized gain on
      investments...............       --          --             --          --         5,836           --             5,836
    Net loss....................       --          --             --          --          --      (11,969,342)    (11,969,342)


BALANCE AT JULY 31, 1998........ 12,218,622  $4,887,449    $42,476,257   $(489,060)$       --    $(38,130,296)    $ 8,744,350


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Consolidation The consolidated financial statements include the accounts of Possis Medical, Inc. (the Company) and its wholly-owned subsidiaries, Possis Holdings, Inc., JEI Liquidation, Inc. (Jet Edge) and Possis Medical Europe B.V., after elimination of intercompany accounts and transactions.

     Possis Medical, Inc. is a developer, manufacturer and marketer of medical devices. The Company was incorporated in 1956 and has operated several businesses over the last 42 years. In 1990 the Board of Directors decided to focus on medical products, which led to the sale of the Technical Services Division in 1991 and the Jet Edge industrial waterjet business in 1994. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decline due to a pacemaker lead technology shift. The name of the Company was changed to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. In December 1996, Possis Medical received its first AngioJet(R) Rheolytic(TM) Thrombectomy System U.S. marketing approval.

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

     Property, Depreciation, and Amortization Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

        Leasehold improvements................................    10%
        Machinery and equipment...............................    10-33%

     Deferred Debt Issue Costs Deferred debt issue costs are being amortized on a straight-line basis over six years, based on the term of the 5% convertible subordinated debentures due 2004. Accumulated amortization at July 31, 1998 was $7,671.

     Original Issue Discount Original issue discount is being amortized on a straight-line basis over six years, based on the term of the 5% convertible subordinated debentures due 2004.

     The  original  amount  of  $600,000  was  the  value  associated  with  the
detachable   stock  warrants   issued  in  conjunction   with  the   convertible
subordinated debentures. Accumulated amortization at July 31, 1998 was $5,161.

     Goodwill Goodwill is being amortized on a straight-line basis over 13-1/2 years, based on the remaining life of patent rights related to the Perma-Flow(TM) Graft acquired in 1988. Accumulated amortization at July 31, 1998 and 1997 was $717,500 and $645,500, respectively.

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

     Earnings (Loss) Per Share The Company has adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. SFAS No. 128 requires the Company to report both basic and diluted earnings per share (EPS). The change in methodology of the basic and diluted EPS calculations had no effect on the Company's EPS as previously reported. Loss per share for 1998, 1997 and 1996 is computed by dividing the net loss by the weighted average number of common shares outstanding. Warrants, options, and convertible debentures representing 2,511,762, 1,359,344 and 1,046,187 shares of common stock at July 31, 1998, 1997 and 1996, respectively, have been excluded from the computations because the effect is antidilutive.

     Cash Equivalents The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

     Marketable Securities All Company securities as of July 31, 1997 are classified as available-for-sale and consisted primarily of U.S. government securities. These investments are reported at fair value with a net unrealized loss of $5,836 included in shareholders' equity as of July 31, 1997. During 1998 and 1997, the Company sold available-for-sale securities aggregating approximately $5,992,000 and $1,012,000, realizing a gain of $8,101 and $7,109 in 1998 and 1997, respectively.

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

     Segment Reporting In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for the fiscal year beginning August 1, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company is in the process of assessing the impact of SFAS No. 131 on its footnote disclosures.

2.   DISCONTINUED OPERATIONS
     Technical Services Division On September 29, 1991, the Company sold its Technical Services division to Advance Technical Services, Inc. ("ATS"), which is 51% owned by a former officer of the Company. Under the terms of the sale, the Company received approximately $550,000 in cash and a note of $250,000 for the net assets of the business and realized a gain of $66,517. In addition, the Company received a percentage of ATS's annual revenues in excess of a specified amount through September 1996. As part of the sale, the Company also received $200,000 in cash and a note of $500,000 for an agreement not to compete for a five-year period; income from the now complete agreement was recognized ratably over the period of the agreement.

     During 1996, ATS prepaid the notes receivable and the estimated remaining royalty payments in connection with the sale of ATS. At July 31, 1997, all amounts related to the Company's sale of ATS were paid in full.

     Income from Discontinued Operations Operating results of the Technical Services division were as follows for the years ended July 31, 1997 and 1996:

                                                   1997           1996

     Sales  ...............................      $   --       $   --
     Income from operations................      $   --       $     225
     Amortization of not-to-compete
        agreement..........................        41,768       154,647
     Percentage of ATS's revenues..........        69,771       250,544
     Income from discontinued operations ..      $111,539      $405,416



3.   LONG-TERM DEBT
     Long-term debt at July 31, 1998 and 1997 is as follows:                                       1998            1997
     Unsecured convertible subordinated registered debentures due July 2004, face value of $12,000,000, net of unamortized original issue discount of $594,839 as of July 31, 1998, interest at 5% due the earlier of July
        2004 or conversion..............................................................       $11,405,161       $   --
     Notes payable, interest at 9.75%-10.15%, .principal and interest payable monthly, final payments due between November 1998 and
        December 1998, collateralized by the Company's equipment........................             4,513         25,269
     Noninterest bearing note payable, principal payable in 10 equal quarterly payments beginning January 1997, final payment due
        April 1999, unsecured...........................................................             5,700         13,300
     Note payable, interest at 4.5%, interest and principal due June
        1999 and June 2001, collateralized by the Company's equipment...................           175,000           --
                                                                                                 11,590,374         38,569
       Less current maturities..........................................................           (97,713)       (28,356)
                                                                                               $11,492,661        $10,213


     In July 1998, the Company received $12,000,000 from the issuance of 5% convertible subordinated debentures due 2004 and 110,640 warrants valued at $600,000. The debentures are convertible into common stock at a price equal to $14.79 for a period of six months; thereafter, the conversion price and the maximum number of shares available for conversion will be calculated per predetermined formulas based on the market price of Company's common stock over a specified period of time. The warrants are exercisable for common stock at $15.58 per share.

4.   INCOME TAXES
     At July 31, 1998, the Company has net operating loss carryforwards of approximately $34,167,000 for federal tax purposes which expire in 2003 through 2013 and $11,053,000 for Minnesota tax purposes which expire in 2003 through 2013. In addition, at July 31, 1998 the Company has approximately $1,909,000 and $455,000 in federal and state tax credits, respectively, substantially all of which are research and development tax credits, which expire from 2000 through 2013, and a $65,182 AMT credit which does not expire.

     Deferred tax assets and liabilities as of July 31, 1998 and 1997 are described in the table below. The Company has not recorded any net deferred tax assets due to the uncertainty of realizing such assets:



                                                    1998           1997
 Current assets (liabilities):
 Allowance for doubtful accounts.............  $    24,000    $    28,000
 Inventory...................................      150,000        284,000
 Accrued vacation............................       44,000         34,000
 Other  .....................................      150,000         57,000
                                                   368,000        403,000
 Valuation allowance.........................     (368,000)      (403,000)
 Net    .....................................  $      --      $      --

 Long-term assets:
 Net operating losses........................  $12,700,000    $ 8,551,000
 Amortization of patents.....................      239,000        187,000
 Tax credits.................................    1,975,000      1,687,000
 Depreciation................................     (192,000)      (133,000)
                                                14,722,000     10,292,000
 Valuation allowance.........................  (14,722,000)   (10,292,000)
 Net    .....................................  $      --      $      --


     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 1998, 1997 and 1996 as follows:

                                              1998         1997        1996
Tax benefit on loss from
  continuing operations computed at
  statutory rate of 34%...............  $(4,069,000)  $(2,889,000) $(2,778,000)
Decrease in tax benefit due to
  nonrecognizable benefits of net
  operating loss carryforwards
  and others..........................    4,069,000     2,889,000     2,778,000
Total income tax expense
  continuing operations...............  $      --     $      --    $       --


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

     The total number of shares of stock reserved and available for distribution under the 1992 Plan originally was 600,000 shares, a maximum of 350,000 of which may be issued as Incentive Stock Options. The total number of shares reserved and available for distribution under the plan was increased annually on January 2, 1993, 1994 and 1995, by 1% of the number of shares of the Company's common stock outstanding at July 31 of the prior fiscal year. In 1995 the Company amended the 1992 Stock Compensation Plan by increasing the number of common shares issuable under the plan each year from 1% to 2% of the total number of shares outstanding at July 31 of the prior fiscal year. In addition, the number of common shares issuable as Incentive Stock Options under the plan was increased to 1,000,000. In 1997, the Company amended the 1992 Stock Compensation Plan by increasing the number of shares issuable under the Plan each year from 2% to 3% of the total number of shares outstanding at July 31 of the prior fiscal year. At July 31, 1998, there were 1,443,571 shares reserved for outstanding options and 278,956 shares available for granting of options under the 1992 Plan.

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

     In fiscal 1998, 1997 and 1996, the Company granted 8,874, 5,207 and 4,760 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options were granted under the 1992 Plan.

     A summary of changes in outstanding options for each of the three years ended July 31, 1998 follows:

                                             1998          1997           1996
Shares under option at
  beginning of year..................    1,212,944       899,787        728,102
Options granted - 1992 plan..........      302,674       460,557        254,660
Options granted - Non plan...........         --            --           55,000
Options exercised....................      (23,940)      (68,109)      (123,800)
Options canceled.....................      (48,107)      (79,291)       (14,175)
Shares under option at end of year...    1,443,571     1,212,944        899,787
Shares exercisable at end of year....      691,209       581,238        348,204
Exercise price of options granted....  $5.50-16.69  $10.62-20.45    $8.75-17.50
Exercise price of options exercised..   $1.00-5.75  $1.00-14.625   $2.75-14.625
Market price of options exercised.... $13.13-19.25 $16.75-19.625   $13.75-21.25
Aggregate market value of options
  exercised..........................     $424,396    $1,241,296     $2,245,906


     Stock option weighted average exercise prices during 1998 and 1997 are summarized below:

                                              1998           1997
Outstanding at beginning of year.......      $11.63         $ 9.15
Granted................................       13.55          15.81
Exercised..............................        4.20           4.46
Canceled...............................       13.79          12.40
Outstanding at end of year.............        2.10          11.63


     The following table summarizes information concerning options outstanding and exercisable options as of July 31, 1998:



                                              Weighted
                                                Average
         Range of                             Remaining             Weighted-                               Weighted
         Exercise           Shares         Contractual Life          Average               Shares            Average
            Price        Outstanding            in Years         Exercise Price          Exercisable      Exercise Price
         $1 - $6              231,801            3.75                $  4.50               222,603          $  4.64
         $6 - $12             318,117            5.5                    9.00               261,967             8.59
         $12 - $17            678,803            8.2                   14.21               143,926            14.29
         $17 - $21            214,850            8.2                   18.22                62,713            18.21


     In 1993, the Company granted 37,000 shares of restricted stock to employees under the terms of the 1992 Plan, which vested 7,400 shares each on December 2, 1993 and on June 3, 1994, 1995, 1996 and 1997. Approximately $128,000 was
accrued to pay the estimated withholding taxes on those shares as management believes that the employees would elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, with the exception of those shares vesting December 2, 1993, unvested shares were forfeited. Unearned compensation of $342,250 was recorded at the date of grant and was recognized over the vesting period. In 1996, the Company granted 18,000 shares of restricted stock to employees which vested 9,000 shares each on June 3, 1996 and 1997, under terms similar to the 1993 grants. Approximately $112,000 was accrued to pay the estimated withholding taxes on those shares as management believed that the employees would elect to receive fewer shares in lieu of paying the withholding taxes. Unearned compensation of $265,500 was recorded at the date of grant and was recognized over the vesting period.

     In fiscal 1998, the Company granted 65,559 shares of restricted stock to employees under the terms of the 1992 Plan, which vested 21,853 shares each year in fiscal years 1999, 2000 and 2001. Approximately $325,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $919,106 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 1998, 1997 and 1996, total compensation expense of $430,046, $102,690 and $213,197, respectively, was recognized on these restricted stock grants.

     During 1996, the Company issued options to purchase 55,000 shares of common stock to various distributors of the Company's products. The options are exercisable at $12.56 - $14.39 per share and expire in 2001. Selling, general and administrative expense of approximately $251,000 was recorded in connection with these transactions.

     Effective August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1992 Plan because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant except as noted previously in this note. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during 1998, 1997 and 1996, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                           1998          1997          1996
  Net Loss:
      As reported.................... $(11,969,342)  $(8,496,182)  $(8,172,878)
      Pro forma......................  (14,122,375)   (9,752,401)   (8,617,407)
  Loss per Share-basic and diluted:
      As reported.................... $       (.98)  $      (.70)  $      (.70)
      Pro forma......................        (1.16)         (.81)         (.74)


     The fair value of options granted under the various option plans during 1998 and 1997 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:

                                                         1998            1997
   Dividend yield...............................           None            None
   Expected volatility..........................            47%             40%
   Risk-free interest rate......................           6.5%            6.5%
   Expected life of option......................        120 mo.         120 mo.
   Fair value of options on grant date..........     $2,795,547      $4,353,803


     Stock  Warrants  Stock   purchase   warrants  held  by  unrelated   parties
representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 1998. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for any sixty consecutive calendar days.

     On September 15, 1994, warrants to purchase 120,000 shares of common stock at $6.90 per share were issued to John G. Kinnard & Company in conjunction with the Company's September 1994 public stock offering. As of July 31, 1997, all such warrants were outstanding.

     In July 1998, the Company issued to various investors 110,640 stock purchase warrants in conjunction with a July 1998 private placement of convertible debentures (See Note 3). These warrants expire on July 15, 2002 and are exercisable into common stock at $15.58 per share.

     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 7,811 shares in 1998, 8,537 shares in 1997 and 17,194 shares in 1996 under this plan.

6.  401 K PLAN
     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 1998, 1997 and 1996 were $154,863, $97,765 and $90,114, respectively.

7.   COMMITMENTS AND CONTINGENCIES
     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in 2006. Rental payments under the lease are guaranteed by a letter of credit in the amount of $20,000 at July 31, 1998. Rental expense charged to operations was $241,674 in fiscal 1998, $237,742 in fiscal 1997, and $329,340 in fiscal 1996. The future annual rentals on this operating lease are approximately $242,000 per year through 2006. The lease is noncancelable before April 2001, after which it can be canceled with notice and payment of a termination fee.

     The Company is a defendant in various lawsuits relating to business, some of which involve claims for unspecified amounts. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the financial statements of the Company.

8.   SALES TO MAJOR CUSTOMERS
     The Company's continuing operations are in one segment, the design, manufacture and distribution of cardiovascular and vascular medical devices. Approximately 5% of 1998, 29% of 1997, and 80% of 1996's medical product sales were to foreign customers. In 1998 and 1997 there were no individual customers with sales exceeding 10%. In 1996, sales to four customers amounted to 21%, 17%, 14% and 12% of medical products revenues, and the receivables related to these customers were 21%, 2%, 0%, and 6% of total receivables, respectively.

9. PRODUCT SUPPLY AND DISTRIBUTION AGREEMENTS
     On December 30, 1994, the Company executed a Supply and Distribution Agreement with Bard Vascular Systems Division, C.R. Bard, Inc. ("Bard"). This Agreement granted to Bard exclusive worldwide sales and marketing rights to the Possis Perma-Seal Dialysis Access graft for an initial 10-year term, renewable for the life of applicable patents. Under this Agreement, through July 31, 1996, the Company had received $1,000,000. In January 1997, the Company terminated the Agreement with Bard. Upon termination, the Company received $1,750,000 in cash and approximately $49,000 in returned unused product.

     On March 15, 1996 the Company entered into a Distribution Agreement with Baxter Healthcare Corporation ("Baxter"). This Agreement granted Baxter exclusive worldwide distribution rights to the Possis Perma-Flow Coronary Bypass Graft for a three-year term. Under this Agreement, through July 31, 1997, the Company received $400,000 and was scheduled to receive up to an additional $200,000, on the second anniversary date of agreement signing, as long as the agreement was still in effect. In April 1998, this Distribution Agreement was modified with Baxter retaining non-exclusive distribution rights outside of the United States but has no distribution rights in the United States for the remaining term of the Distribution Agreement. In conjunction with the modification, the Company waived the $200,000 second anniversary payment.

     Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure:

     During fiscal 1997 and 1998, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant:

     Information  under the heading "Election of Directors" and"Compliance with
Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 1998 is in the Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The security ownership of certain beneficial owners and management is in the Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions:

     Information  regarding related party  transactions is contained in "Certain
Relationships   and  Related   Transactions"  in  the  Proxy  Statement  and  is
incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 1998 and 1997

     Consolidated Statements of Operations for each of the three years in the period ended July 31, 1998

     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 1998.

     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 1998.

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

 Exhibit    Form      Date Filed                  Description


  3.1       10-K    Fiscal year ended  Articles of incorporation as amended
                    July 31, 1994      and restated to date

  3.2       S-2     Amendment No.1     Bylaws as amended and restated
                    August 9, 1994     to date

  4.1       8-A     December 13, 1996  Rights agreement, dated December 12,
                                       1996, between the Company and
                                       Norwest Bank Minnesota N.A., as
                                       rights agent

  4.2       S-2     Amendment No. 1    Form of Warrant to John G. Kinnard
                    August 9, 1994     and Company, Incorporated, included in
                                       underwriting agreement entered into
                                       between the Company and John G.
                                       Kinnard and Company

  4.3      8-K     July 24, 1998       Convertible Debenture Purchase
                                       Agreement dated July 14, 1998

  4.4      8-K     July 24, 1998       Form of Series A 5% Convertible
                                       Debenture due July 15, 2004,
                                       dated July 14, 1998

  4.5      8-K     July 24, 1998       Registration Rights Agreement
                                       between the Company and
                                       purchasers of the Convertible Debt
                                       dated July 14, 1998

  4.6      8-K     July 24, 1998       Form of Redeemable Warrant to
                                       purchasers of the Convertible
                                       Debt dated July 15, 1998

  4.7      10-K    November 23, 1966   Debenture Agreement with St. Paul
                                       Fire and Marine Company and
                                       Western Life Insurance Company
                                       and form of debenture rates and
                                       warrants

  10.1     8-K     December 6, 1996    Settlement agreement and mutual
                                       release relating to the termination
                                       of the Perma-Seal supply and
                                       distribution agreement with C.R.Bard,Inc.

 Exhibit    Form      Date Filed                  Description

  10.2      S-2     Amendment No.1     License agreement with Imperial
                    August 9, 1994     Chemical Industries Plc., dated
                                       April 15, 1991

  10.3      S-2     Amendment No.1     License agreement with the
                    August 9, 1994     University of Liverpool, dated
                                       May 10, 1990

  10.4      S-1     June 30, 1988      Form of indemnification agreement
                                       with officers and directors of
                                       Registrant

* 10.5      S-8     February 7, 1990   1983 Incentive Stock Option Plan as
                                       amended to date

* 10.6      S-1     June 30, 1988      1985 Nonqualified Stock Option
                                       Plan as amended to date

* 10.7      10-K    Fiscal year ended  Form of incentive stock option
                    July 31, 1989      agreement for officers

* 10.8      10-K    Fiscal year ended  Form of stock option agreement for
                    July 31, 1989      directors

* 10.9      S-8     June 16, 1998      1992 Stock Compensation Plan

* 10.10     10-K    Fiscal year ended  Form of restricted stock agreement
                    July 31, 1993      for officers (1992 Plan)

* 10.11     10-K    Fiscal year ended  Form of nonqualified stock option
                    July 31, 1993      agreement for officers (1992 Plan)

* 10.12     10-K    Fiscal year ended  Form of incentive stock option
                    July 31, 1993      agreement for officers (1992 Plan)

* 10.13     10-K    Fiscal year ended  Form of nonqualified stock option
                    July 31, 1993      agreement for 1992 directors' fees
                                       (1992 Plan)

* 10.14     10-K    Fiscal year ended  Form of nonqualified stock option
                    July 31, 1993      agreement for 1990 directors' fees

* 10.15     10-K    Fiscal year ended  Form of nonqualified stock option
                    July 31, 1993      agreement for 1989 directors' fees

 Exhibit    Form      Date Filed                  Description



  10.16     10-Q    Quarter ended      Supply & distribution agreement
                    January 31, 1995   with Bard Vascular Systems
                                       Division, C.R.Bard, Inc.

  10.17     10-Q    Quarter ended      Lease agreement for corporate
                    January 31, 1996   headquarters and manufacturing
                                       facility dated December 15, 1995.

  10.18     8-K     March 28, 1996     Supply and distribution agreement
                                       with Edwards CVS Division, Baxter
                                       Healthcare Corporation

  10.19     10-K    Fiscal Year ended  Addendum to Distributor Agreement
                    July 31, 1998      with Edwards CVS Division, Baxter
                                       Healthcare Corporation dated
                                       May 1, 1998

  21        10-K    Fiscal year ended  Subsidiaries of registrant
                    July 31, 1995

  23                                   Consent of independent certified
                                       public accountants

  27                                   Financial data schedule

  99        10-Q    Quarter ended      Investment risk factors
                    April 30, 1998

*    Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K


     During the quarter ended July 31, 1998, the Company filed a report on Form 8-K dated July 14, 1998 reporting under Item 5 that the Company had entered into the Convertible Debenture Purchase Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.


by: /s/ Russel E. Carlson
         Russel E. Carlson
         Vice President of Finance
         Chief Financial and Accounting Officer

Dated:  October 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                         Title                        Date


/s/ Donald C. Wegmiller       Chairman of the Board            October 16, 1998
Donald C. Wegmiller


/s/ Robert G. Dutcher         Director, President and          October 16, 1998
Robert G. Dutcher             Chief Executive Officer


/s/ Dean Belbas               Director                         October 16, 1998
Dean Belbas


/s/ Seymour J. Mansfield      Director                         October 16, 1998
Seymour J. Mansfield


/s/ Whitney A. McFarlin       Director                         October 16, 1998
Whitney A. McFarlin

                                                                    SCHEDULE II
                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 1998, 1997 AND 1996
_____________________________________________________________________________

          Column A                      Column B           Column C         Column D          Column E

                                                           Additions
                                        Balance at         Charged to
                                        Beginning          Costs and        Deductions        Balance at
                 Description             of Year            Expenses        Write-offs        End of Year

Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 1998               $    80,000         $  140,000       $ 70,000           $   150,000
Year ended July 31, 1997                    60,000             96,530         76,530                80,000
Year ended July 31, 1996                    27,019             50,000         17,019                60,000

Valuation allowance on
deferred tax asset:

Year ended July 31, 1998               $10,695,000         $4,395,000       $   --             $15,090,000
Year ended July 31, 1997                 7,657,000          3,038,000           --              10,695,000
Year ended July 31, 1996                 4,898,000          2,759,000           --               7,657,000

Reserve for inventory
obsolescence:

Year ended July 31, 1998               $    99,573         $   87,526       $106,151          $     80,948
Year ended July 31, 1997                   150,000             86,000        136,427                99,573
Year ended July 31, 1996                   125,000             38,795         13,795               150,000


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


  23             Consent of independent certified public accountants

  27             Financial data schedule

                                                                     EXHIBIT 23





CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Possis Medical, Inc.:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-5467 on Form S-8, Post-Effective Amendment No. 1 to Registration Statement No. 33-33416 on Form S-8, Registration Statement No. 33-39987 on Form S-8, Registration Statement No. 33-56728 on Form S-8, and Registration Statement No. 333-57289 on Form S-8 of our report, dated August 28, 1998, appearing in this Annual Report on Form 10-K of Possis Medical, Inc. for the year ended July
31, 1998.



Deloitte & Touche LLP
Minneapolis, Minnesota
October 15, 1998

                                  Exhibit 10.19
             ADDENDUM TO DISTRIBUTOR AGREEMENT DATED MARCH 15, 1996
                        BETWEEN POSSIS MEDICAL, INC. AND
               BAXTER HEALTHCARE CORPORATION, EDWARDS CVS DIVISION

     This Addendum is made effective this first day of May 1998, by and between Possis Medical, Inc., with offices located at 9055 Evergreen Boulevard Northwest, Minneapolis, Minnesota 55433 ("PMI"); and Baxter Healthcare
Corporation, Edwards CVS Division, with offices located at 17221 Red Hill Avenue, Irvine, California 92614 (the "Distributor" or "Baxter").

WITNESSETH

     WHEREAS, the above-named parties have performed certain activities pursuant to a Distributor Agreement dated March 15, 1996 (the "Distributor Agreement"), and

     WHEREAS, the parties desire to revise said Agreement in accordance with their mutual agreement as to activities and rights that are to be applicable in the future; and

     WHEREAS, said revisions are incorporated into this Addendum to Agreement, which shall govern the relationship of the parties until March 15, 1999, the original expiration date of the Distributor Agreement.

     NOW, THEREFORE, in consideration of the premises and performance of the covenants herein contained, it is agreed that:

     1. This instrument, together with the Distributor Agreement dated March 15, 1996, contains the entire agreement of the parties relating to the subject matter hereof and may not be changed, modified or amended, except by writing signed by both parties.

     2. The $200,000.00 payment due from Baxter to PMI on the second anniversary of execution of the Distributor Agreement, pursuant to Section II(A)(iii) of the Distributor Agreement, is hereby waived by PMI.

     3. The exclusive distribution rights granted to Baxter pursuant to Section I(A) of the Distributor Agreement are modified such that Baxter shall retain only non-exclusive distribution rights outside of the United States and shall have no distribution rights in the United States for the remaining term of the Distributor Agreement.

     4. Section II(B) of the Distributor Agreement is revised such that PMI shall not be obligated to refund any previously paid installment payments in the event that it terminates the Agreement pursuant to Section XII(C).

     5. Section I(E) of the Distributor Agreement is deleted from the Agreement in its entirety.

     6. The minimum purchase requirements, pursuant to Section VI(A)&(B) of the Distributor Agreement, are hereby waived.

     7. Section XII(H) of the Distributor Agreement is deleted in its entirety.

     8. Within thirty (30) days, or as soon thereafter as is reasonably feasible, Baxter will provide to PMI the original artwork and the original of any other materials it generated in connection with the Product Brochure, Case Study, Advertisement, and Implant Video used to promote the Perma-Flow(R) Graft. All copies of such materials shall be destroyed by Baxter within thirty (30) days of the termination of the Distributor Agreement, except that one copy of each of such materials shall be retained by Baxter for record keeping purposes. With respect to the Investigators Meeting Proceedings Booklet, Baxter shall transfer and assign to PMI the copyright to such booklet. Notwithstanding its receipt and use of these materials, PMI will not use the Baxter trademark on any of its sales and marketing materials and will not otherwise trade on the Baxter or Edwards CVS Division name in the promotion of its products. In addition, PMI will not use such materials in its promotion of the Perma-Flow Graft outside of the United States until the Distributor Agreement expires or is otherwise terminated.

     9. Section XII(E) of the Distributor Agreement is deleted from the Agreement in its entirety. Upon any termination of this Agreement, Baxter shall immediately cease using the name, trademark, service mark, logo or any other reference of or to PMI and shall, at its expense, surrender and deliver to PMI within thirty (30) days, all documents, papers, and records which contain confidential information of PMI, except that one copy of such confidential documents, papers and records shall be retained by Baxter for record keeping purposes.

     10. In the event that PMI appoints a distributor in Europe prior to the expiration of the term of the Distributor Agreement, PMI or its European distributor will purchase Baxter's remaining inventory of Perma-Flow Grafts at the price Baxter paid to PMI for said Grafts.

     11. Any communications concerning the modified relationship between Baxter and PMI made by PMI to Baxter's existing Perma-Flow customers, or made by PMI in a press release, shall be subject to review and approval by Baxter, said approval not to be unreasonably withheld.

     12. Upon the request of PMI, Baxter will transfer its regulatory submission for Japan to PMI or another distributor appointed by PMI. In the event of such transfer, PMI shall pay Baxter reasonable out of pocket expenses incurred by Baxter in connection with such submission.

     13. Baxter's Perma-Flow Graft inventory, whether in Baxter's possession in Canada or held on consignment by clinical sites in Canada, shall be repurchased by PMI at the price Baxter paid to PMI for said grafts.

     14. PMI shall not distribute, directly or through a distributor appointed by PMI, Perma-Flow Grafts that bear the Baxter trademark and/or logo on its packaging and/or instructions for use.


POSSIS MEDICAL, INC.               BAXTER HEALTHCARE CORPORATION

By:      /s/                       By:      /s/
         Robert G. Dutcher                  Anita B. Bessler
Title:   President and CEO         Title:   President, Edwards CVS Division

Date:                              Date: