Form 10-Q
period 1998-10-31
POSSIS MEDICAL INC
filed 1998-12-15
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 1998


     Commission File Number 001-12567


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation               IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of December 9, 1998 was 12,389,975.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                         PAGE


PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Consolidated Balance Sheets, October 31, 1998
          and July 31, 1998.............................................. 3

          Consolidated Statements of Operations for the three
          months ended October 31, 1998 and 1997......................... 4

          Consolidated Statements of Cash Flows for the
          three months ended October 31, 1998 and 1997 .................. 5

          Notes to Consolidated Financial Statements..................... 6

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 7-11

 ITEM 3.  Quantitative and Qualitative Disclosure about
          Market Risks .................................................. 11



PART II.  OTHER INFORMATION


 ITEM 6.  Exhibits and Reports on Form 8-K............................... 12

          SIGNATURES..................................................... 13

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                 October 31, 1998  July 31, 1998

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.......................$10,118,926     $13,841,793
    Receivables:
       Trade (less allowance for doubtful accounts
       and returns:
       $190,000 and $150,000, respectively).........  1,212,918       1,144,472
       Other........................................      --              3,091
    Inventories:
       Parts........................................  1,075,225       1,085,236
       Work-in-process..............................  1,841,439       1,740,834
       Finished goods...............................  2,016,246       1,913,084
    Prepaid expenses and other assets...............    238,196         313,158
          Total current assets...................... 16,502,950      20,041,668
PROPERTY:
    Leasehold improvements..........................  1,210,984       1,210,984
    Machinery and equipment.........................  3,735,181       3,720,772
    Assets-in-construction..........................    264,057         113,094
          Total property............................  5,210,222       5,044,850
       Less accumulated depreciation................  2,492,793       2,343,691
          Property - net............................  2,717,429       2,701,159
OTHER ASSETS:
    Deferred debt issue costs.......................    871,202         884,105
    Goodwill .......................................    251,922         269,922
TOTAL ASSETS........................................$20,343,503     $23,896,854

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable..........................$   360,311     $ 1,245,552
    Accrued salaries, wages, and commissions........  1,016,674       1,060,687
    Current portion of long-term debt ..............     97,474          97,713
    Clinical trials accrual.........................    550,107         335,067
    Litigation settlement...........................      --            200,000
    Other liabilities...............................    732,024         504,624
         Total current liabilities..................  2,756,590       3,443,643

LONG-TERM DEBT ..................................... 11,534,074      11,492,661
OTHER LIABILITIES ..................................    108,100         216,200

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares of
    $.40 par value each; issued and outstanding,
    12,254,941 and 12,218,622 shares, respectively..  4,901,976       4,887,449
  Additional paid-in capital........................ 42,767,185      42,476,257
  Unearned compensation.............................   (361,957)       (489,060)
  Retained deficit..................................(41,362,465)    (38,130,296)
  Total shareholders' equity........................  5,944,739       8,744,350
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........$20,343,503     $23,896,854

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                         1998           1997
Product sales........................................ $1,859,560     $1,367,983
Cost of sales and other expenses:
  Cost of medical products...........................  1,534,259      1,478,039
  Selling, general and administrative................  2,054,840      1,515,376
  Research and development...........................  1,486,637      1,371,463
  Interest...........................................    177,055            548
      Total cost of sales and other expenses.........  5,252,791      4,365,426

Operating loss....................................... (3,393,231)    (2,997,443)
Interest income......................................    161,062        180,880
Net loss.............................................$(3,232,169)   $(2,816,563)

Weighted average number of common shares outstanding. 12,252,543     12,149,544
Basic and dilutive net loss per common share:
      Net loss.......................................      $(.26)         $(.23)

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)



                                                           1998         1997
OPERATING ACTIVITIES:
Net loss ............................................. $(3,232,169) $(2,816,563)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on asset disposal...........................      (1,820)      (2,100)
     Depreciation.....................................     227,102      122,714
     Amortization.....................................      80,157       18,000
     Stock compensation...............................     127,103       22,200
     Increase in receivables..........................     (65,355)    (195,710)
     Increase in inventories..........................    (246,756)    (314,097)
     Decrease in other assets.........................      74,962       46,969
     Increase (decrease) in trade accounts payable....    (885,241)      63,866
     Increase (decrease) in accrued and other
       liabilities....................................     326,095      (32,090)
Net cash used in operating activities.................  (3,595,922)  (3,086,811)

INVESTING ACTIVITIES:
Additions to plant and equipment......................    (166,352)    (172,294)
Proceeds from the disposal of assets..................       2,800        2,100
Purchase of marketable securities.....................        --         (3,116)
Proceeds from sale/maturity of marketable securities..        --      2,000,000
Net cash (used in) provided by investing activities...    (163,552)   1,826,690

FINANCING ACTIVITIES:
Proceeds from notes payables..........................      21,074      175,000
 Repayment of long-term debt..........................      (4,899)     (11,695)
Proceeds from issuance of stock and exercise of
  options.............................................      44,687       55,000
Deferred debt issues costs............................     (24,255)        --
Net cash provided by financing activities.............      36,607      218,305

DECREASE IN CASH AND CASH EQUIVALENTS.................  (3,722,867)  (1,041,816)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER.....  13,841,793    3,849,194
CASH AND CASH EQUIVALENTS AT END OF QUARTER........... $10,118,926   $2,807,378

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid......................................... $        87   $      548
Issuance of restricted stock..........................        --        808,600

Accrued payroll taxes related to restricted stock.....     (35,768)     283,000
Issuance of stock to settle litigation................     225,000         --

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report.


2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.


3.   RECENTLY ISSUED ACCOUNTING STANDARD

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Incom" (SFAS 130), which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have an effect on the Company's consolidated financial statements because comprehensive income (loss) is the same as the Company's net income (loss).


4.   EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarters Ended October 31, 1998 and 1997

     Total product sales for the three months ended October 31, 1998 and 1997 were $1,860,000 and $1,368,000, respectively. The significant revenue growth resulted from growing physician acceptance and sales of the AngioJet(R) Rheolytic(TM) Thrombectomy System drive units and disposable catheters and pumps in the United States. Sixteen drive units were sold in the current quarter compared to four in the same quarter in 1997, and 1,522 catheters and pump sets were sold in the most recent three month period, compared to 877 in the same quarter in 1997. In December 1996 the Company received FDA clearance to commence U.S. marketing of the AngioJet Rheolytic Thrombectomy System, with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis.


Revenue - AngioJet Systems

     Since the U.S. market introduction of the AngioJet System, the Company has listed its AngioJet System drive unit, considered capital equipment, at $80,000 to hospitals. Despite employing a variety of flexible drive unit acquisition programs including outright purchase, rental, lease and fee-per-procedure, the Company only sold 4 drive unit during the first quarter of fiscal 1998. In April 1998, the AngioJet System drive unit list price was reduced to $25,000 after a successful test of the lower price. The Company sold 16 AngioJet System drive units during the first quarter of fiscal 1999. A lower drive unit sales price is intended to improve the competitive position of the AngioJet System, facilitate evaluation of the technology, ease sale closure on units currently under evaluation and provide added time for the Company's direct sales force to encourage use of the systems currently in the field.

     In December 1997 the Company received approval to commence a clinical study of the AngioJet System for use in the treatment of stroke caused by blockage of the carotid arteries, the main vessels supplying blood to the brain. The Company believes that the treatment of neurovascular stoke is a significant marketing opportunity for the AngioJet System. In May 1998 the Company introduced its AV60 AngioJet Catheter. The AV60 Catheter has been designed specifically to more effectively and efficiently remove blood clots from dialysis access grafts - the indication for use for which Possis received FDA marketing approval in December 1996. In September 1998, Possis submitted to the FDA a pre-market approval ("PMA") application seeking approval to market its AngioJet System to remove blood clots from coronary blood vessels and bypass grafts. The FDA targets completion of its review and a response to the Company within 180 days. However, recent actual average elapsed time from Company submission to FDA approval is 12 months. In November 1998 the FDA granted the Company expedited review status to its pending PMA. In addition, the FDA indicated that no panel meeting will be necessary to evaluate device safety and effectiveness. The coronary PMA presents the results of a 349 patient randomized trial comparing AngioJet System treatment to intracoronary infusion of the blood clot-dissolving drug urokinase for patients with demonstrated clot in native coronary arteries and saphenous vein bypass grafts. The randomized trial showed that AngioJet System treatment had significantly better outcomes than the urokinase treatment for procedure success and device success. AngioJet System treatment also had lower in-hospital major cardiac complications, including fewer bleeding complications and vascular complications. Also, the preliminary results of a cost-effectiveness trial run concurrently with the coronary AngioJet trials show that the AngioJet treatment costs are on average $3,000 - $3,500 lower than those associated with the use of urokinase. The Company believes that the treatment of blood clots in coronary vessels and bypass grafts is a significant marketing opportunity for the AngioJet System. The Company expects that U.S. AngioJet System sales will grow primarily through the addition of sales people, the completion of clinical trials designed to yield additional FDA label-approved product uses, the publication of clinical performance and cost effectiveness data and the introduction of additional catheter designs.

     Foreign sales of the AngioJet System for the three months ended October 31, 1998 and 1997 were $29,000 and $78,000, respectively. The Company is evaluating its European AngioJet System distribution options. Distribution outside the U.S. is currently done through 15 independent distributors. Actions the Company are taking to improve AngioJet System sales in Europe include conducting European cost effectiveness studies, a carotid artery study in Germany, a deep vein thrombosis study in Italy and developing European physician advocates for the AngioJet System. In Japan, the coronary AngioJet System clinical study enrollment was completed in April 1998 and a regulatory filing is planned for early 1999 with the Japanese Ministry of Health and Welfare.


Revenue - Vascular Grafts

     There were no vascular graft sales in the current quarter and vascular graft sales for the three months ended October 31, 1997 were $1,000. The Company has a Perma-Flow(R) Coronary Bypass Graft Distribution Agreement which expires in March 1999. On December 14, 1998, the Company announced an exclusive worldwide Supply and Distribution Agreement with Horizon Medical Products, Inc. for its Perma-Sea(R) Dialysis Access Graft. The Agreement is subject to minimum sales performance requirements and has an initial term of three years.

     In April 1998, the Company received Humanitarian Device Exemption ("HDE") approval from the FDA, clearing the way for U.S. marketing of the Perma-Flow Coronary Bypass Graft for patients who require coronary bypass surgery but who have inadequate blood vessels of their own for use in the surgery. In September 1998, the Company received a PMA from the FDA for its Perma-Seal Graft. The Perma-Flow and Perma-Seal Grafts have received CE Mark approval to allow sales in the European Community. In December 1998, the Company submitted a 510(k) application to the FDA requesting marketing clearance for three expanded polytetrafluoroethylene ("ePTFE") synthetic vascular grafts. The FDA generally responds to 510(k) submissions in approximately 90 days. ePTFE vascular grafts are the primary synthetic graft used for peripheral grafting today including dialysis access grafts.

     In January 1998, the Company engaged the investment banking firm Salomon Smith Barney to assist in the development and implementation of a strategic plan designed to maximize the value of the Company's vascular graft business. This plan and ensuing third party discussions have involved exploring a wide range of options, including the possible sale of the entire vascular graft business. Based on results from those discussions, we have decided to first establish independent worldwide distribution for each graft product, while continuing to explore other options.

     The Company is planning for continued growth in product sales for the remainder of fiscal 1999 and beyond and believes that most of this growth will come from AngioJet System sales in the U.S. marketplace.


Cost of Medical Products

     Cost of medical products in the current period increased 4% or $56,000 compared to the same period a year ago. The increase is primarily due to the significant growth in the AngioJet System product sales. Medical product gross margins improved by $435,000 compared to the same period a year ago. This resulted in a positive gross margin of 17% for the quarter ended October 31, 1998. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow.


Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three months ended October 31, 1998 increased $539,000 compared to the same period a year ago. The primary factors are increased sales and marketing expenses related to the establishment of a direct sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest, the Company has grown the U.S. AngioJet System sales and marketing organization from 26 employees in October 1997 to 36 employees in October 1998. Concurrent with the AngioJet System receiving FDA approval for coronary use, the Company plans to further increase the direct U.S. sales force to meet the expected demand for the Company's AngioJet System. The Company plans on increasing its sales and marketing expenditures in the current year.


Research and Development Expense

     Research and development expenses increased 8% or $115,000 in the most recent three-month period, compared to the same period a year ago. The increase is primarily due to increased expenses in the development of new AngioJet System thrombectomy applications. This increase was partially offset by a reduction of expenses relating to the Perma-Seal Graft and the Coronary AngioJet System clinical trials. The Company believes that research and development expenses will continue at its current level as it completes the development of its current products, invests in development of new AngioJet Thrombectomy System applications and new AngioJet technology-based products.

Interest Income and Expense

     Interest income decreased slightly in the most recent period due to the use of the Company's cash reserves to fund the Company's operations. The decrease was partially offset by interest earned on the $12,000,000 received in July 1998 from the issuance of 5% convertible subordinated debentures. Interest expense increase was due to issuance of the 5% convertible subordinated debentures.


Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities totaled $10,119,000 at October 31, 1998 versus $13,842,000 at July 31, 1998.

     Net cash usage for the three months ended October 31, 1998 averaged $1,241,000 per month, consistent with the Company's expectations. Most of the $3,596,000 cash used in operations in the most recent three month period was due to the $3,232,000 net loss. The other primary use of cash is the payment of $720,000 in transaction fees and expenses relating to the issuance of the convertible debentures issued in July 1998. The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to continue at its current level. The Company expects to report a loss for the current fiscal year. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

     The Company is currently evaluating its options for raising capital. Additional capital will likely be sought in fiscal 1999.


Year 2000 ("Y2K")

     The Company established a team in May 1998 to assess and address the possible exposures related to the Y2K issue. The areas under investigation include product issues, business computer systems, production equipment, vendor readiness and contingency plans. Products currently sold by the Company are Y2K compliant. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified "Y2K Compliant." There are several personal productivity applications that are not currently Y2K compliant. The Company expects them to be compliant by mid-calendar 1999. Various personal computers are not currently Y2K compliant. These computers are planned to be replaced as part of the Compan's technology update strategy. None of these replacements have been accelerated and they have no material effect on the Company consolidated financial statements. Equipment used for production or quality control does not use dates to control operations.

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


Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion regarding Year 2000 compliance, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form 10-Q dated April 30, 1998, filed with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of October 1998, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At October 31, 1998, all of the Company's outstanding long-term debt carry interest at a fixed rate. There is no material market risk relating to the Company's long-term debt. The Company's 5% convertible subordinated debentures, issued July 15, 1998, carry a fixed interest rate of 5%; are due July 15, 2004; and are convertible into common stock at a price calculated per predetermined formulas based on the market price of the Company's common stock over a specified period of time.

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

   3.2        S-2      Amendment No. 1     Bylaws as amended and restated
                       August 9, 1994      to date.

   27                                      Financial Data Schedule







     (b)  Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended October 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      POSSIS MEDICAL, INC.


DATE:  December 14, 1998              BY:      /s/
                                          ROBERT G. DUTCHER
                                          President and Chief Executive Officer



DATE:  December 14, 1998              BY:      /s/
                                          RUSSEL E. CARLSON
                                          Vice President of Finance and
                                          Chief Financial Officer