Form 10-Q
period 1999-01-31
POSSIS MEDICAL INC
filed 1999-03-01
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 1999


     Commission File Number 001-12567

                              POSSIS MEDICAL, INC.

                             9055 Evergreen Blvd NW

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation                IRS Employer ID No. 41-0783184
                        _________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of February 24, 1999 was 13,829,714.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                          PAGE

 PART I.      FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Consolidated Balance Sheets, January 31, 1999
              and July 31, 1998.........................................    3

              Consolidated Statements of Operations for three
              months and six months ended January 31, 1999 and 1998.....    4

              Consolidated Statements of Cash Flows for
              six months ended January 31, 1999 and 1998................    5

              Notes to Consolidated Financial Statements................    6

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7

    ITEM 3.   Quantitative and Qualitative Disclosure on Market Risks...   12


 PART II.     OTHER INFORMATION

    ITEM 4.   Submission of Matters to a Vote of Security-Holders.......   13

    ITEM 6.   Exhibits and Reports on Form 8-K..........................   14

              SIGNATURES................................................   15

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                              January 31, 1999   July 31, 1998
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents....................   $ 8,320,904      $13,841,793
 Receivables:
   Trade (less allowances for doubtful accounts
      and returns:
   $217,000 and $67,000, respectively)........     1,773,008        1,144,472
   Other......................................          --              3,091
 Inventories:
   Parts......................................     1,028,870        1,085,236
   Work-in-progress...........................     1,593,942        1,740,834
   Finished goods.............................     1,765,343        1,913,084
 Prepaid expenses and other assets............       204,766          313,158
     Total current assets.....................    14,686,833       20,041,668
PROPERTY:
 Leasehold improvements.......................     1,210,984        1,210,984
 Machinery and equipment......................     3,795,744        3,720,772
 Assets-in-construction.......................       281,596          113,094
    Total property............................     5,288,324        5,044,850
  Less accumulated depreciation...............    (2,613,966)      (2,343,691)
    Property - net............................     2,674,358        2,701,159
OTHER ASSETS:
  Deferred debt issue costs...................       673,446          884,105
  Goodwill....................................       233,922          269,922
TOTAL ASSETS..................................   $18,268,559      $23,896,854

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable......................   $   313,314      $ 1,245,552
  Accrued salaries, wages, and commissions....       938,497        1,060,687
  Current portion of long-term debt...........        94,156           97,713
  Clinical trials accrual.....................       525,020          335,067
  Accrued interest............................       277,566           34,176
  Litigation settlement.......................          --            200,000
  Other liabilities...........................       653,183          470,448
    Total current liabilities.................     2,801,736        3,443,643

LONG-TERM DEBT................................     9,361,581       11,492,661
OTHER LIABILITIES.............................        97,100          216,200

SHAREHOLDERS' EQUITY:
  Common stock - authorized, 100,000,000 shares
    of $.40 par value each; issued and outstanding,
    12,749,351 shares and 12,203,345 shares,
    respectively..............................     5,099,740        4,887,449
  Additional paid-in capital..................    45,652,745       42,476,257
  Unearned compensation ......................      (228,741)        (489,060)
  Retained deficit............................   (44,515,602)     (38,130,296)
       Total shareholders' equity.............     6,008,142        8,744,350

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....   $18,268,559      $23,896,854

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For Three Months Ended            For Six Months Ended
                                                     Jan. 31, 1999  Jan. 31, 1998    Jan. 31, 1999  Jan. 31, 1998
Product sales........................................  $2,762,908     $1,214,669       $4,622,468     $2,582,652

Cost of sales and other expenses:
     Cost of medical products........................   1,887,295      1,536,613        3,421,554      3,014,652
     Selling, general and administrative.............   2,436,784      1,735,356        4,491,624      3,250,731
     Research and development........................   1,534,030      1,086,216        3,020,667      2,457,680
     Interest........................................     173,969          4,259          351,025          4,807
         Total cost of sales and other expenses......   6,032,078      4,362,444       11,284,870      8,727,870

Operating loss.......................................  (3,269,170)    (3,147,775)      (6,662,402)    (6,145,218)

Interest income......................................     116,034        137,963          277,096        318,844
Gain on sale of investments..........................        --           14,163            --            14,163

Net loss............................................. $(3,153,136)   $(2,995,649)     $(6,385,306)   $(5,812,211)

Weighted average number of common
     shares outstanding..............................  12,431,165     12,196,301       12,341,854     12,172,922

Basic and dilutive net loss per common share.........       $(.25)         $(.25)           $(.52)         $(.48)

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                    1999          1998
OPERATING ACTIVITIES:
Net loss ...................................................   $ (6,385,306)    $(5,812,211)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Gain on sale of marketable securities.......................           --           (14,163)
(Gain) loss on asset disposal...............................         14,350          (2,100)
Depreciation................................................        503,432         298,736
Amortization ...............................................        158,736          36,000
Stock compensation..........................................        189,631         165,157
(Increase) decrease in receivables..........................       (625,445)        134,027
(Increase) decrease in inventories..........................        172,670        (642,225)
Decrease in other assets....................................        108,392          40,536
Decrease in trade accounts payable..........................       (932,238)       (112,309)
Increase (decrease) in accrued and other liabilities........        491,215        (240,304)
Net cash used in operating activities.......................     (6,304,563)     (6,148,856)

INVESTING ACTIVITIES:
Additions to plant and equipment............................       (290,352)       (306,713)
Proceeds from the disposal of assets........................          2,700           2,100
Purchase of marketable securities...........................           --            (7,162)
Proceeds from sale/maturity of marketable securities........           --         4,997,188
Net cash provided by investing activities  .................       (287,652)      4,685,413

FINANCING ACTIVITIES:
Proceeds from notes payable.................................         21,074         175,000
Repayment of long-term debt.................................         (9,444)        (18,778)
Proceeds from issuance of stock and exercise of options.....      1,083,951         138,095
Deferred debt issue costs...................................        (24,255)           --
Net cash provided by financing activities...................      1,071,326         294,317

DECREASE IN CASH AND CASH EQUIVALENTS ......................     (5,520,889)     (1,169,126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     13,841,793       3,849,194
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $ 8,320,904      $2,680,068

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...............................................    $       484      $    4,807
Conversion of subordinated debentures and accrued
   interest into common stock...............................      2,358,658            --
Deferred debt issue costs and original issue discount netted
  against conversion of subordinate debentures..............        265,911            --
Issuance of stock to settle litigation......................        225,000            --
Cancellation of restricted stock............................         79,063            --
Accrued payroll taxes related to restricted stock...........        (57,769)        286,002
Inventory transferred to fixed assets.......................         10,804           9,588
Issuance of restricted stock................................          8,375         816,300

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


2.    INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.


3.    RECENTLY ISSUED ACCOUNTING STANDARD

     Earnings per Share:

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have an effect on the Company's consolidated financial statements because comprehensive income (loss) is the same as the Company's net income (loss).


4.    EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Month Periods Ended January 31, 1999 and 1998

     Total product sales for the three and six month periods ended January 31, 1999 were $2,763,000 and $4,622,000, respectively. This was an increase of $1,548,000 and $2,039,000 as compared to the previous year. The significant revenue growth resulted from growing physician acceptance of the AngioJet(R)
Rheolytic(TM) Thrombectomy System and was impacted by medical meeting presentations of the favorable results of the Company's randomized U.S. Food and Drug Administration ("FDA") clinical trial, VeGAS 2.

Revenue - AngioJet Systems

     In December 1996 the Company received FDA clearance to commence U.S. marketing of the AngioJet Rheolytic Thrombectomy System, with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. When the Company introduced the AngioJet System to the U.S. market in 1996, the AngioJet System drive unit, considered capital equipment, was listed at $80,000 to hospitals. Despite employing a variety of flexible drive unit acquisition programs including outright purchase, rental, lease and fee-per-procedure, the Company only sold three and seven drive units during the first three and six month periods of fiscal 1998. In April 1998, the AngioJet System drive unit list price was reduced to $25,000. A lower drive unit sales price was intended to improve the competitive position of the AngioJet System, facilitate evaluation of the technology and speed sale closure on units currently under evaluation. The Company sold 39 and 55 AngioJet drive units in the three and six month periods ending January 31, 1999. In the U.S., where most of the AngioJet System sales are occurring, there were 207 drive units placed in hospitals as of January 31, 1999 compared to 124 a year earlier. During the three and six month periods ended January 31, 1999, the Company sold approximately 2,100 and 3,600 catheters and pump sets versus approximately 800 and 1,700 in the same prior year-ago periods.

     The Company's strategy to grow AngioJet System revenue is to obtain additional FDA marketing approvals for existing products, to develop and market AngioJet products that improve on the performance and are less costly to make than current versions and to develop and market new catheters to remove clots from large diameter blood vessels and the arteries in the central brain. In September 1998, Possis submitted to the FDA a pre-market approval ("PMA") application seeking approval to market its AngioJet System to remove blood clots from coronary arteries and bypass grafts. The FDA targets completion of its review and a response to the Company within 180 days. However, recent actual industry-wide average elapsed time from sponsor submission to FDA approval is 12 months. In November 1998, the FDA granted the Company expedited review status to its pending PMA. In addition, the FDA indicated that no Panel meeting will be necessary to evaluate device safety and effectiveness. The coronary PMA presents the results of a 349 patient randomized trial comparing AngioJet System treatment to intracoronary infusion of the blood clot-dissolving drug urokinase for patients with demonstrated clot in native coronary arteries and saphenous vein bypass grafts. The randomized trial showed that AngioJet System treatment has significantly better outcomes than the urokinase treatment for procedure success and device success. AngioJet System treatment also had lower in-hospital major cardiac complications, including fewer bleeding complications and vascular complications. Also, the preliminary results of a cost-effectiveness trial run concurrently with the coronary AngioJet trial shows that the AngioJet treatment costs are on average $3,000 - $3,500 lower than those associated with the use of urokinase. The Company believes that the treatment of blood clots in coronary vessels and bypass grafts is a $550 million worldwide marketing opportunity for the AngioJet System. In July 1997, the Company submitted a 510(k) application to the FDA seeking clearance to expand label claims for its AngioJet System to include use in peripheral arteries and bypass grafts in the U.S. The Company expects an FDA decision on the application in calendar 1999. In December 1997, the Company received approval to commence a clinical study of the AngioJet System for use in the treatment of stroke caused by blockage of the carotid arteries, the main vessels supplying blood to the brain. In January 1999, the first patient was enrolled in the carotid stroke clinical study. The Company believes that the treatment of neurovascular stroke is a $500 million worldwide marketing opportunity for the AngioJet System. A new catheter in development, the NV150, is planned to begin a neurovascular stroke FDA clinical trial in the second half of calendar 1999.

     Foreign sales of the AngioJet System for the three and six month periods ended January 31, 1999 were $165,000 and $194,000, respectively. This compared to foreign sales of the AngioJet System of $76,000 and $105,000 for the same periods the previous year.

Revenue - Vascular Grafts

     Vascular graft sales were $69,000 for the three and six month periods ended January 31, 1999. This compared to $52,000 for the three and six month periods, respectively, ended January 31, 1998. All vascular graft sales for fiscal 1999 were Perma-Seal(r) Dialysis Access Grafts. In December 1998 the Company entered into an exclusive worldwide Supply and Distribution Agreement with Horizon
Medical Products, Inc. for its Perma-Seal Dialysis Access Graft. The first shipment under this agreement was made in January 1999. All fiscal 1998 vascular graft sales were Perma-Flow(r) Coronary Bypass Grafts. The Company is seeking a new distributor for the Perma-Flow Graft. The current distribution agreement expires in March 1999.

     In February 1999, the Company received 510(k) approval from the FDA to market three expanded polytetrafluoroethylene ("ePTFE") synthetic vascular grafts. ePTFE synthetic grafts are the most commonly used synthetic graft in peripheral vessel bypass procedures. This product will be marketed and sold by a marketing partner or independent distributor.

     A goal of the Company is to maximize the value of these products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of the products and technologies. While the Company works toward completing these activities, it has placed further development activities on hold, including enrollment into the Perma-Flow clinical trial (PerFCT).

     The Company is planning for continued growth in product sales for the remainder of fiscal 1999 and beyond and believes that most of this growth will come from AngioJet System sales in the U.S. marketplace.

Cost of Medical Products

     Cost of medical products increased 23% and 13% in the 1999 three and six month periods, respectively, over the same periods in the previous year. The increase is primarily due to the significant growth in the AngioJet System product sales. Medical product gross margins improved by $1,198,000 and $1,633,000, respectively, for the three and six month periods as compared to the same periods a year ago. This resulted in gross margins of 32% and 26%, respectively, for the three and six month periods ending January 31, 1999. This compares to negative gross margins for the three and six month periods ending January 31, 1998. The Company believes that manufacturing costs per unit will decline and gross margins will continue to improve as product sales and related production volumes continue to grow and fixed manufacturing expenses are spread over a larger volume of production.

Selling, General and Administrative Expense

     Selling, general and administrative expenses, in the three and six months ended January 31, 1999, increased $701,000 and $1,241,000, respectively, compared to the same periods a year ago. The primary factors are increased sales and marketing expenses related to the establishment of a direct sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest, the Company has grown the U.S. AngioJet System sales and marketing organization from 25 employees in January 1998 to 35 employees in January 1999. Concurrent with the AngioJet System receiving FDA approval for coronary use, the Company plans to further increase the direct U.S. sales force to 43 employees by July 1999, to meet the expected demand for the Company's AngioJet System. The Company plans on increasing its sales and marketing expenditures through the remainder of the current year.

Research and Development Expense

     Research and development expense, in the three and six months ended January 31, 1999, increased 41% and 23%, respectively, over the previous year. The increase is primarily due to increased expenses in the development of new AngioJet System products. Vascular graft research and development expenses were at approximately the same level of expense as compared to the previous year. The Company believes that research and development expenses for AngioJet Thrombectomy System applications will continue at approximately the current level as it completes the development of its current products, invests in development of new AngioJet System thrombectomy applications and new AngioJet technology-based products. Vascular graft research and development expenses are expected to decrease in the second half of the fiscal year.

Interest Income and Expense

     Interest income decreased slightly in the most recent three and six month periods due to a reduction in cash reserves. Interest expense for the three and six month periods were $174,000 and $351,000 for the 1999 periods compared to $4,000 and $5,000 in 1998. These increases were due to the issuance of the 5% convertible subordinated debentures in July 1998. The Company expects interest expense to decrease as the 5% convertible subordinated debentures are converted into the Company's common stock.

Liquidity and Capital Resources

     Cash and cash equivalents, and marketable securities totaled $8,321,000 at January 31, 1999 versus $13,842,000 at July 31, 1998.

     Net cash usage for the six months ended January 31, 1999 averaged $920,000 per month. This was less than the Company expected due to the early conversion of stock warrants in the amount of $828,000. Most of the $6,305,000 cash used in operations in the most recent six month period was due to the $6,385,000 net loss. The other primary uses of cash were the payment of $720,000 in transaction fees and expenses relating to the issuance of the convertible debentures issued in July 1998, the increase in receivables due to the increase in product sales and the additions of plant and equipment.

     In January 1999, $2,300,000 of debentures were converted into 342,768 shares of the Company's common stock, including shares issued for accumulated interest. Subsequent to quarter end and through February 24, 1999, an additional $7,331,000 of debentures were converted into an additional 1,062,263 shares of the Company's common stock, including shares issued for accumulated interest. Conversions to date were at an average of $7.05 per share. As of February 24, 1999, there remained $2,369,000 of unconverted convertible debentures.

     The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to slightly decrease through the remainder of fiscal 1999 due to the reduced activity with the vascular grafts. Interest expense is expected to decrease as the convertible debentures are converted into the Company's common stock. The Company expects to report a loss for the current fiscal year. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

     The Company is currently pursuing options to raise capital. Additional capital will likely be secured in fiscal 1999.

Year 2000

     The Company established a team in May 1998 to assess and address the possible exposures related to the Y2K issue. The areas under investigation include product issues, business computer systems, production equipment, vendor readiness and contingency plans. Products currently sold by the Company are Y2K compliant. The Company does not use internally developed computer software and is therefore not anticipating major reprogramming efforts. The Company's primary financial and operational system has been assessed and is certified "Y2K Compliant." There are several personal productivity applications that are not currently Y2K compliant. The Company expects them to be compliant by mid-calendar 1999. Various personal computers are not currently Y2K compliant. These computers are planned to be replaced as part of the Company's technology update strategy. The Company is in the process of replacing its voice mail system with one that is Y2K compliant. None of these replacements have been accelerated and they have no material effect on the Company consolidated financial statements. Equipment used for production or quality control does not use dates to control operations.

     The Company mailed questionnaires to each of its significant vendors in October 1998 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. As of February 1999, the Company has received the Y2K questionnaire back from all of its vendors and is currently working with its significant vendors to ensure continued operations. In addition, the Company has investigated its utility providers and believes they will be Y2K compliant. The Company anticipates developing a contingency plan once it has completed its assessment of significant vendor compliance, which will be no later that the first quarter of calendar 1999. A contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions. In the event any vendors are not Y2K compliant, the Company will seek new vendors and/or stockpile inventory to meet its production needs.

     The Company has budgeted approximately $50,000 for expenses directly related to Y2K identification and remediation of internal systems. It has also purchased continuation of business and director's liability insurance related to the Y2K issue.

     Although the Company does not at this time expect a significant impact on its consolidated financial position, results of operations and cash flows, our internal preparations have not been completed and there can be no assurance that the systems of other companies or the systems of the Company itself will be converted on a timely basis and will not have a corresponding adverse effect on the Company.


Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion regarding Year 2000 compliance, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such as statements relating to future events and financial performance, including the submission of applications to the FDA, revenue and expense levels and future capital requirements, and statements reflecting management beliefs and expectations are forward-looking statements. Such forward-looking statements involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time at the FDA, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form 10-Q dated April 30, 1998, filed with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of January 1999, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At January 31, 1999, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt. The Company's 5% convertible subordinated debentures, issued July 15, 1998, carry a fixed interest rate of 5%; are due July 15, 2004; and are convertible into common stock at a price calculated per predetermined formulas based on the market price of the Company's common stock over a specified period of time.

Part II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     a. The 1998 annual meeting of shareholders of Possis Medical, Inc. was held on December 9, 1998.

     b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:

                                                    FOR                AGAINST

              Dean Belbas                        10,958,476             183,227
              Robert G. Dutcher                  10,973,859             167,844
              Seymour J. Mansfield               10,977,403             164,300
              Whitney A. McFarlin                11,028,461             113,242
              Donald C. Wegmiller                10,976,226             165,477

     c. By a vote of 5,371,757 in the affirmative, 602,505 in the negative, 143,996 abstaining and 5,023,445 being counted as broker non-votes, the proposal to approve the issuance of common stock upon conversion of the Company's Series A 5% Convertible Debentures due July 15, 2004 was ratified. The approval of the issuance of such common stock is required under applicable rules of the Nasdaq Stock Market, Inc. in the event the conversion of such debentures would result in the issuance of a number of shares of common stock in excess of 20% of the outstanding common stock of the Company as of the date of the transaction.

     d. By a vote of 11,001,432 in the affirmative, 94,921 in the negative and 45,350 abstaining, the appointment of Deloitte & Touche LLP as the Company's certified public accountants was ratified.

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

  3.2      S-2      Amendment No. 1          Bylaws as amended and
                    August 9, 1994           restated to date.

 10.1      8-K      December 14, 1998        Distributor Agreement with
                                             Horizon Medical Products

 27                                          Financial data schedule.


     (b) Reports on Form 8-K

     During the quarter ended January 31, 1999, the Company filed a report on Form 8-K dated December 14, 1998 reporting under Item 5, the Company entered into a distribution agreement with Horizon Medical Products, Inc. for the Company's Perma-Seal Dialysis Access Graft.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             POSSIS MEDICAL, INC.


DATE:  February 26, 1999       BY: /s/ Robert G. Dutcher
                                       ROBERT G. DUTCHER
                                       President and Chief Executive Officer



DATE:  February 26, 1999       BY: /s/ Russel E. Carlson
                                       RUSSEL E. CARLSON
                                       Vice President of Finance and
                                       Chief Financial Officer