Form 10-Q
period 1999-04-30
POSSIS MEDICAL INC
filed 1999-06-14
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 1999


     Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                          9055 Evergreen Boulevard N.W.

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation                   IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of June 10, 1999 was 14,990,592.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX

                                                                     PAGE


PART I.     FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

            Consolidated Balance Sheets, April 30, 1999
            and July 31, 1998.......................................    3

            Consolidated Statements of Operations for the three
            months and nine months ended April 30, 1999 and 1998....    4

            Consolidated Statements of Cash Flows for the
            nine months ended April 30, 1999 and 1998 ..............    5

            Notes to Consolidated Financial Statements..............    6

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................    7-11

  ITEM 3.   Quantitative and Qualitative Disclosures
            about Market Risk.......................................   12

PART II.    OTHER INFORMATION

  ITEM 6.   Exhibits and Reports on Form 8-K........................   13

            SIGNATURES..............................................   14

                                    POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


ASSETS                                                                         April 30, 1999          July 31, 1998
CURRENT ASSETS:
     Cash and cash equivalents...............................................    $ 4,910,663            $13,841,793
        Receivables:
        Trade (less allowances for doubtful accounts and returns
        of $289,000 and $67,000, respectively) ..............................      2,645,552              1,144,472
        Other................................................................           --                    3,091
     Inventories:
        Parts................................................................        997,603              1,085,236
        Work-in-progress.....................................................      1,335,752              1,740,834
        Finished goods.......................................................      1,525,257              1,913,084
     Prepaid expenses and other assets.......................................        197,775                313,158
           Total current assets..............................................     11,612,602             20,041,668
PROPERTY:
     Leasehold improvements..................................................      1,274,813              1,210,984
     Machinery and equipment.................................................      4,044,437              3,720,772
     Assets-in-construction..................................................        185,542                113,094
           Total property....................................................      5,504,792              5,044,850
     Less accumulated depreciation...........................................      2,745,371              2,343,691
           Property - net....................................................      2,759,421              2,701,159
OTHER ASSETS:
     Deferred debt issue costs...............................................           --                  884,105
     Goodwill................................................................        215,922                269,922
TOTAL ASSETS.................................................................    $14,587,945            $23,896,854

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable..................................................    $   447,608             $1,245,552
     Accrued salaries, wages, and commissions................................      1,002,672              1,060,687
     Current portion of long-term debt.......................................         89,463                 97,713
     Clinical trials accrual.................................................        176,260                335,067
     Litigation settlement...................................................          --                   200,000
     Other liabilities.......................................................        739,459                504,624
           Total current liabilities.........................................      2,455,462              3,443,643

LONG-TERM DEBT...............................................................        103,940             11,492,661
OTHER LIABILITIES............................................................        107,000                216,200


SHAREHOLDERS' EQUITY:
     Common stock - authorized 100,000,000 shares of $.40 par value each;
        issued and outstanding, 14,163,740 shares and 12,218,622
        shares,  respectively................................................      5,665,496              4,887,449
     Additional paid-in capital..............................................     54,204,449             42,476,257
     Unearned compensation ..................................................       (208,174)              (489,060)
     Retained deficit........................................................    (47,740,228)           (38,130,296)
           Total shareholders' equity........................................     11,921,543              8,744,350

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................    $14,587,945            $23,896,854

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      For Three Months Ended            For Nine Months Ended
                                                                 April 30, 1999   April 30, 1998   April 30, 1999   April 30, 1998
Product sales...................................................  $ 3,739,108      $ 1,779,416      $ 8,361,575      $ 4,362,068
Cost of sales and other expenses:
      Cost of medical products..................................    2,388,331        1,320,760        5,809,886        4,335,411
      Selling, general and administrative.......................    3,117,129        2,045,872        7,608,750        5,296,607
 Research and development.......................................    1,510,315        1,273,540        4,530,982        3,731,219
 Interest.......................................................       28,216            2,200          379,241            7,007
              Total cost of sales and other expenses............    7,043,991        4,642,372       18,328,859       13,370,244


Operating loss..................................................   (3,304,883)      (2,862,956)      (9,967,284)      (9,008,176)
Interest income.................................................       80,256           90,191          357,352          409,036

Gain (loss) on sale of investments..............................         --             (2,074)            --             12,090

Net loss........................................................  $(3,224,627)     $(2,774,839)     $(9,609,932)     $(8,587,050
Weighted average number of common
      shares outstanding........................................   13,909,660       12,207,036       12,852,970       12,184,132


Basic and dilutive net loss per common share....................        $(.23)           $(.23)           $(.75)           $(.70)





See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                         1999                 1998
OPERATING ACTIVITIES:
Net loss .......................................................................    $ (9,609,932)         $(8,587,050)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Gain on sale of marketable securities...........................................            --                (12,090)
(Gain) loss on asset disposal ..................................................           3,049               (2,100)
Depreciation....................................................................         743,220              482,261
Amortization  ..................................................................         186,077               54,000
Stock compensation..............................................................         263,202              290,035
Increase in receivables.........................................................      (1,497,989)            (250,217)
(Increase)decrease in inventories...............................................         592,167           (1,146,510)
Decrease in other assets........................................................         115,383               28,079
Increase(decrease) in trade accounts payable....................................        (797,944)              31,188
Increase in accrued and other current liabilities...............................         338,216                5,976

Net cash used in operating activities...........................................      (9,664,551)          (9,106,428)

INVESTING ACTIVITIES:
Additions to plant and equipment................................................        (505,157)            (466,814)
Proceeds from the disposal of assets............................................          14,001                2,100
Purchase of marketable securities...............................................            --                (10,852)
Proceeds from sale/maturity of marketable securities............................            --              6,995,313
Net cash provided by (used in) investing activities.............................        (491,156)           6,519,747

FINANCING ACTIVITIES:
Proceeds from notes payable.....................................................          21,074              175,000
Repayment of long-term debt.....................................................         (12,884)             (23,532)
Proceeds from issuance of stock and exercise of options.........................       1,240,642              140,970
Deferred debt issue costs.......................................................         (24,255)              --
Net cash provided by financing activities.......................................       1,224,577              292,438

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................      (8,931,130)          (2,294,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................      13,841,793            3,849,194

CASH AND CASH EQUIVALENTS AT END OF  PERIOD.....................................    $  4,910,663          $ 1,554,951

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................................................    $      1,674          $     1,101
Conversion of subordinated debentures and accrued
     interest into common stock.................................................      12,346,174                 --
Deferred debt issue costs and original issue discount netted against
     conversion of subordinated debentures......................................       1,371,122                 --
Issuance of stock to settle litigation..........................................         225,000                 --
Accrued payroll taxes related to restricted stock...............................          83,229              286,002
Cancellation of restricted stock................................................          37,934                 --
Inventory transferred to fixed assets...........................................          32,150               16,288
Issuance of restricted stock....................................................          20,250              816,300

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


2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.


3.   RECENTLY ISSUED ACCOUNTING STANDARD

     Comprehensive Income:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Month Periods Ended April 30, 1999 and 1998

     Total product sales for the three and nine month periods ended April 30, 1999 were $3,739,000 and $8,362,000, respectively. This was an increase of $1,960,000 and $4,000,000 as compared to the previous year. The significant revenue growth resulted from growing physician acceptance of the AngioJet(R) Rheolytic(TM) Thrombectomy System and the receipt of PMA approval on March 12, 1999 from the U.S. Food and Drug Administration ("FDA") to market its Coronary AngioJet(R) Rheolytic(TM) Thrombectomy System in the United States.


Revenue - AngioJet Systems

     The Company received PMA approval in March from the FDA to market its Coronary AngioJet System in the U.S. for the removal of blood clots in symptomatic native coronary arteries and coronary bypass grafts. In December 1996 the Company received FDA clearance to commence U.S. marketing of the AngioJet System, with labeling claims for removal of blood clots from grafts used by patients on kidney dialysis. U.S. product sales generated from these approvals for the three and nine months ended April 30, 1999 were $3,186,000 and $7,546,000, respectively. This was a 99% and 90% increase from the same periods in the previous year. In the U.S. the Company sold 37 and 89 AngioJet drive units in the three and nine month periods ending April 30, 1999. During the three and nine month periods ended April 30, 1999, the Company sold approximately 2,300 and 5,700 disposable sets in the U.S. versus approximately 1,200 and 2,800 in the same year-ago periods. As of April 30, 1999 the Company had 239 AngioJet System drive units in U.S. hospitals as compared to 151 a year earlier.

     The Company plans to continue growing AngioJet System revenue by obtaining additional FDA marketing approvals for existing products, by developing and marketing AngioJet products that improve on the performance and are less costly to make than current versions and by developing and marketing new catheters to remove clots from large diameter blood vessels and the arteries in the central brain. The coronary PMA presented the results of a 349 patient randomized trial comparing AngioJet System treatment to intracoronary infusion of the blood clot-dissolving drug urokinase for patients with demonstrated clot in native coronary arteries and saphenous vein bypass grafts. The randomized trial showed that AngioJet System treatment has significantly better outcomes than the urokinase treatment for procedure success and device success. AngioJet System treatment also had lower in-hospital major cardiac complications, including fewer bleeding complications and vascular complications. Also, results of a cost-effectiveness trial run concurrently with the coronary AngioJet trial shows that the AngioJet treatment costs are approximately $5,000 less than those associated with the use of urokinase. The Company believes that the treatment of blood clots in coronary vessels and bypass grafts is a $800 million worldwide marketing opportunity for the AngioJet System. In July 1997, the Company submitted a 510(k) application to the FDA seeking clearance to expand label claims for its AngioJet System to include use in peripheral arteries and bypass grafts in the U.S. The Company expects an FDA decision on the application in calendar 1999. In December 1997, the Company received approval to commence a clinical study of the AngioJet System for use in the treatment of stroke caused by blockage of the carotid arteries, the main vessels supplying blood to the brain. There are three patients enrolled to date in the carotid stroke clinical study. The Company believes that the treatment of neurovascular stroke is a $500 million worldwide marketing opportunity for the AngioJet System. A new catheter in development, the NV150, is planned to begin a neurovascular stroke FDA clinical trial in late calendar 1999.

     Foreign sales of the AngioJet System for the three and nine months ended April 30, 1999 were $128,000 and $322,000, respectively. This compared to foreign sales of the AngioJet System of $149,000 and 313,000 for the same periods the previous year.

     In Japan, the coronary AngioJet System clinical study enrollment was completed in April 1998 and a regulatory filing is planned for June 1999 with the Japanese Ministry of Health and Welfare. Japanese approval for coronary use of the AngioJet System is expected mid-calendar 2000.


Revenue - Vascular Grafts

     Vascular graft sales were $425,000 and $494,000 for the three and nine month periods ended April 30, 1999. This compared to $32,000 and $85,000 for the three and nine month periods ended April 30, 1998. All vascular graft sales for fiscal 1999 were Perma-Seal(R) Dialysis Access Grafts. In December 1998 the Company entered into an exclusive worldwide Supply and Distribution Agreement with Horizon Medical Products, Inc. for its Perma-Seal(R) Dialysis Access Graft. The first shipment under this agreement was made in January 1999. All fiscal 1998 vascular graft sales were Perma-Flow(R) Coronary Bypass Grafts. The Company's Perma-Flow(R) Coronary Bypass Graft Distribution Agreement expired in March 1999 and the Company is seeking a new distributor.

     In February 1999, the company received 510(k) approval from the FDA to market three expanded polytetrafluoroethylene ("ePTFE") synthetic vascular grafts. ePTFE synthetic grafts are the most commonly used synthetic graft in peripheral vessel bypass procedures. This product will be marketed and sold by a marketing partner or independent distributor.

     A goal of the Company is to maximize the value of these products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of the products and technologies. While the Company works toward completing these activities, it has placed further product development activities on hold, including enrollment into the Perma-Flow Graft clinical trial (PerFCT).

     The Company is planning for continued growth in product sales for the remainder of fiscal 1999 and beyond and believes that most of this growth will come from AngioJet System sales in the U.S. marketplace.


Cost of Medical Products

     Cost of medical products increased 80% and 34% in the 1999 three and nine month periods, respectively, over the same periods in the previous year. The increase is primarily due to the significant growth in the AngioJet System product sales. Medical product gross margins improved by $892,000 and $2,525,000, respectively, for the three and nine month periods as compared to the same periods a year ago. This resulted in positive gross margins of 36% and 31%, respectively, for the three and nine month periods ending April 30, 1999. This compares to positive gross margins of 26% and 1% for the three and nine month periods ending April 30, 1998. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow.

Selling, General and Administrative Expense

     Selling, general and administrative expenses, in the three and nine months ended April 30, 1999, increased $1,071,000 and $2,312,000, respectively, compared to the same periods a year ago. The primary factors are increased sales and marketing expenses related to the establishment of a direct sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest and with the AngioJet System receiving FDA approval for coronary use , the Company has grown the U.S. AngioJet System sales and marketing organization from 27 in April 1998 to 39 employees in April 1999. The Company plans to further increase the direct U.S. sales force to 50 employees by July 1999, to meet the growing demand for the Company's AngioJet System. The Company plans on increasing its sales and marketing expenditures going forward.


Research and Development Expense

     Research and development expense, in the three and nine months ended April 30, 1999, increased 19% and 21%, respectively, over the previous year. The increase is primarily due to increased expenses in the development of new AngioJet System products. Vascular graft research and development expenses decreased $330,000 and $326,000 for the three and nine months ended April 30, 1999 as compared to the same periods a year ago. The Company has placed further vascular graft research and development activities on hold, including enrollment into the Perma-Flow Graft clinical trial (PerFCT). The Company believes that research and development expenses for AngioJet Thrombectomy System applications will continue at the current level as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products.


Interest Income and Expense

     Interest income decreased slightly in the most recent three and nine months ended April 30, 1999 due to a reduction in cash reserves. The Company expects interest income to increase through the remainder of the year due to the $7.0 million raised in a private placement offering closed in May and June 1999 (see Subsequent Events). Interest expense for the three and nine month periods were $28,000 and $379,000 for the 1999 periods compared to $2,000 and $7,000 in 1998.
These increases were due to the issuance of the 5% convertible subordinated debentures in July 1998. The Company expects interest expense to decrease through the remainder of the year. The final 5% convertible subordinated debenture was converted into the Company's common stock in March 1999.


Liquidity and Capital Resources

     Cash and cash equivalents, and marketable securities totaled $4,911,000 at April 30, 1999 versus $13,842,000 at July 31, 1998.

     Net cash usage for the nine months ended April 30, 1999 averaged $992,000 per month. Cash usage was less than the Company expected due to the early conversion of stock warrants in the amount $828,000. Most of the $9,665,000 cash used in operations in the most recent nine month period was due to the $9,610,000 net loss. The other primary uses of cash is the payment of $720,000 in transaction fees and expenses relating to the issuance of the convertible debentures issued in July 1998, the increase in receivables due to the increase in product sales and the additions of plant and equipment.

     During February and March 1999, the remaining $9,700,000 of debentures were converted into 1,390,566 shares of the Company's common stock, including shares issued for accumulated interest. These conversions combined with the $2,300,000 of debentures converted in January 1999 resulted in a total of 1,733,334 shares being issued. As of April 30, 1999 all of the $12.0 million of debentures have been converted.

     The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to slightly decrease due to the reduced activity with the vascular grafts. Interest income is expected to increase due to the $7.0 million private placement in May and June 1999 (see Subsequent Events). Interest expense is expected to decrease due to the convertible debentures being converted into the Company's common stock. The Company expects to report a loss for the current fourth quarter and fiscal year. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

     Management believes that the Company's April 30, 1999 cash balance together with proceeds from the $7.0 million private placement (see Subsequent Events) will satisfy the Company's short term capital needs.


Subsequent Events

     In May and early June 1999, the Company received an aggregate of $7.0 million from the issuance of 827,852 shares of Possis Common Stock in a private placement offering. The institutional investors also received 106,509 warrants exercisable at $11.43 and 17,669 warrants exercisable at $11.49.


Year 2000

     The Company established a team in May 1998 to assess the possible exposures related to the Y2K issue. The areas investigated include: product issues, business computer systems and software, production equipment, vendor readiness and contingency plans.

     Products currently sold by the Company are Y2K compliant. The Company has responded to all inquiries regarding Y2K compliance by customers and vendors. The Company has noted an increase in requests from customers since January 1999. The Company has taken steps to attach stickers to all drive units indicating Y2K compliance.

     The Company uses commercial software to manage the primary business functions of production, finance and payroll. These systems have been certified by the vendors as Y2K compliant on the software releases currently installed. The Company has service contracts with these vendors so any additional changes needed are obtained in service packs. The Company's network operating system is certified as Y2K compliant and has been tested by the Company. Production and quality control equipment do not use dates to control operations.

     Certain personal computers were not Y2K compliant. The Company still has about two dozen computers that are not Y2K compliant that will be replaced by July, 1999 as planned spending necessary to maintain current technology. The Company uses Microsoft software to operate its workstations and to provide office productivity functions. It knows that not all of the current versions used are fully Y2K ready. The Company is installing software to distribute software upgrades as they become available, and this installation will be completed by the end of June. In addition, the company plans to install commercial tools to continuously monitor Y2K readiness of all office productivity software on its computers. The company remains on target to have nonconforming software upgraded by mid-1999.

     The  Company  evaluated  its  suppliers  of  utility,   telecommunications,
payroll, banking, and employee benefits services. It does not expect any disruptions in these services. The Company replaced its voice mail system with one that is Y2K compliant; the replacement was needed for other business reasons so was not budgeted as a specific Y2K expense.

     Company vendors have responded to questionnaires and follow-up phone calls regarding their Y2K readiness. The Company continues to monitor key suppliers and has incorporated Y2K readiness into its supplier certification process. In May 1999 the Company began working on contingency plans for critical supplies. This start was somewhat later than planned; the Company expects a timely completion of the process. In the event any vendors are not or will not be Y2K compliant, the Company plans to seek new vendors and/or stockpile inventory to meet its production needs.

     The Company budgeted approximately $50,000 for expenses directly related to Y2K identification and remediation. Expenses to date are approximately $3,000; total expenses are not expected to deviate significantly from the budget. The Company has purchased continuation of business insurance and director and officer liability insurance for the Y2K issue.

     Although the Company does not at this time expect a significant effect on its consolidated financial position, results of operations and cash flows, our internal preparations are ongoing and there can be no assurance that the systems of other companies or the systems of the Company itself will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

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

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of April 1999, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At April 30, 1999, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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

 99                                         Investment risk factors



     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on form 8-K during the quarter ended April 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    POSSIS MEDICAL, INC.


DATE:      June 10, 1999            BY:     /s/   Robert G. Dutcher
                                    ROBERT G. DUTCHER
                                    President and Chief Executive Officer



DATE:      June 10, 1999            BY:     /s/   Russel E. Carlson
                                    RUSSEL E. CARLSON
                                    Vice President of Finance
                                    Chief Financial and Accounting Officer

EXHIBIT 99




                             INVESTMENT RISK FACTORS

     In evaluating the Company and its business, prospective investors should carefully consider the following risk factors. This Exhibit contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.


History of Operating Losses and Lack of Profitable Operations

     We incurred losses for fiscal years 1996, 1997 and 1998. As of April 30, 1999, we had accumulated a deficit of $47.7 million. We incurred a net operating loss of $9.9 million for the year ended July 31, 1996, a net operating loss of $9.6 million for the year ended July 31, 1997, and a net operating loss of $12.5 million for the year ended July 31, 1998.

     We do not expect to become profitable unless we achieve significant sales in the United States. We must convince health care professionals, third-party payors and the general public of the medical and economic benefits of the AngioJet(R) Rheolytic(TM) Thrombectomy System. We cannot assure you that we will succeed in marketing is product and achieve significant sales. Even if we accomplish this goal, we cannot assure you that we will operate profitably on a consistent basis.


Limited Regulatory Approval for Our Products; Government Regulation

     Our  products and  manufacturing  activities  are subject to extensive  and rigorous federal and state regulation in the United States and various regulatory requirements in other countries, including Japan. Current United States Food and Drug Administration ("FDA") enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Therefore, even if our products receive regulatory approval, regulators may significantly limit the uses for which our products may be marketed. In addition, the process of obtaining and maintaining required regulatory approvals can be lengthy and expensive, and the outcome of the process can be uncertain. Moreover, regulatory approvals may be withdrawn if we fail to comply with regulatory standards or if unforeseen problems arise following the initial marketing of a product.

     Additionally, we are required to adhere to Quality System Regulations relating to product design, development, manufacturing, servicing, testing and documentation. Failure to comply with applicable Quality System Regulations or other regulatory requirements may result in fines, delays or suspensions of approvals, injunctions against further distribution of our products, seizures or recalls of products, operating restrictions, criminal prosecutions or other sanctions, in addition to adverse publicity. The adoption of new regulations or changes in existing regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals and could adversely affect the marketing of our existing products. We cannot assure you that we will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in our receipt of or failure to receive regulatory approvals, the loss of previously received approvals or our failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Uncertainty of Clinical and Marketing Acceptance and Technology

     Because our products are new to the market, they are still unfamiliar to many members of the medical community. The AngioJet System has only recently begun to be used for the removal of vascular, cardiovascular and intercranial blood clots (known to the medical community as "thrombus"). Similarly, the medical community has only recently begun to use our Perma-Flow(R) Coronary Bypass Graft to perform coronary artery bypass graft procedures and our Perma-Seal(R) Dialysis Access Graft to provide A-V access for kidney dialysis patients. Market acceptance of our AngioJet, Perma-Flow and Perma-Seal products will depend largely on our ability to demonstrate to the medical community in general, and to cardiologists and cardiac surgeons in particular, the efficacy, relative safety and cost-effectiveness of treating cardiovascular disease using our products, as well as on our ability to train cardiologists and cardiac surgeons to perform necessary procedures using our products. We cannot assure you that our products will provide benefits considered adequate by providers of cardiovascular and vascular treatments, or that enough providers will use our products to ensure their commercial success. Moreover, even if our products become generally accepted by the medical community, physicians trained to use our products may not use them or may recommend a competitor's products. We cannot assure you that cardiologists, cardiac surgeons or other physicians will determine that our AngioJet, Perma-Flow or Perma-Seal products are appropriate courses of treatment for their patients or acceptable alternatives to other therapies. Even if they are accepted by the medical community, our ability to successfully market our products before they receive FDA approval may be limited by FDA regulations, guidelines or policies. Lack of clinical and market acceptance and significant restrictions on our marketing program would have a material adverse effect on our business, financial condition and results of operations.


Dependence on AngioJet Products

     We have focused our resources on the continued development and refinement of our AngioJet System. If we fail to obtain necessary regulatory approvals, or the medical community rejects the use of the AngioJet System for multiple purposes, our business, financial condition and results of operations would be materially and adversely affected.


Rapid Technological Change and Intense Competition

     The medical products market is characterized by rapidly evolving technology and intense competition. Our future success depends on our ability to keep pace with advancing technology and competitive innovations. Potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may accomplish desired therapeutic effects through entirely different methods than the products we are developing.

     We believe our AngioJet System will face intense competition from a variety of treatments for the removal of blood clots, including clot-dissolving (thrombolytic) drug therapies, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies. We know of a small number of synthetic grafts being developed that could compete with our Perma-Flow Graft. However, we believe we are the first developer to obtain FDA approval for U.S. clinical trials with a synthetic coronary bypass graft and the first to obtain CE Mark approval for marketing such a product in Europe. Our Perma-Seal Graft competes with expanded polytetrafluoroethylene synthetic grafts (also known as "ePTFE" grafts) and other synthetic grafts with needle sealing properties.

     Many of the companies developing competing devices have substantially greater capital and substantially greater resources for and experience in research and development, regulatory matters, manufacturing and marketing than we have. These companies will be serious competitors for us and may succeed in developing products that are more effective and/or less costly than the AngioJet System or the Perma-Flow and Perma-Seal Grafts. Furthermore, these companies may be more successful than we are in manufacturing and marketing their products. Our competitors or others may develop technologies, products or procedures that are more effective or less invasive than any we are developing or that may render our technology and products obsolete or noncompetitive. The advent of new devices, procedures or new pharmaceutical agents could hinder our ability to compete effectively and could have a material adverse effect on our business, financial condition and results of operations.


Reliance on Patents and Proprietary Rights

     Our success depends and will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We attempt to protect our technology by filing patent applications for technology that we consider important to the development of our business, among other measures. We currently hold five United States patents and eighteen foreign patents related to the Perma-Flow Graft, and we have two additional patent applications pending in the United States and one patent application pending in foreign jurisdictions relating to the Perma-Flow Graft. We currently hold three United States patents relating to the AngioJet System, and we have twelve United States and numerous foreign patent applications pending relating to the AngioJet System. The European Patent Office has accepted three of our AngioJet System patent applications. In connection with the Perma-Seal Graft, we hold two United States patents, with three pending foreign patent applications. Claims relating to medical technology patents involve complex legal and factual questions. Therefore, their outcomes are highly uncertain. We cannot assure you that our pending applications will result in patents being issued to us or that either our new patents or our existing patents will give us a competitive advantage. Moreover, our competitors may design around any patents issued to us, third parties may receive patent protection on their own waterjet devices, and others may hold or receive patents containing claims that may cover products developed by us.

     We require all our employees to execute non-disclosure agreements when they join Possis Medical. These agreements generally provide that all confidential information developed or made known to the employee by us during the course of his or her employment with Possis Medical must be kept confidential and not disclosed to third parties. We cannot assure you, however, that these non-disclosure agreements and other safeguards will protect our proprietary information and know-how, or that they will provide us adequate remedies in the event of unauthorized use or disclosure of confidential information. We also cannot assure you that others will be unable to develop such information independently.

     We also rely on unpatented proprietary technology and trade secrets that we seek to protect in part through confidentiality agreements with employees and other parties. We cannot assure you that the employees and other parties will comply with these agreements, that we will have adequate remedies for any breach or that we can meaningfully protect our rights to unpatented proprietary technology in any other way. We also cannot assure you that others will be unable independently to develop or otherwise acquire substantially equivalent proprietary technology and trade secrets, or that they will keep the technology secret. The disclosure of this type of information could have a material adverse effect on our business, financial condition and results of operations.

     The medical device industry has seen much litigation with respect to patent and other intellectual property rights. Litigation may be necessary for us to enforce our patents, to protect our trade secrets and know-how, to defend against claimed infringement of others' rights or to determine the ownership, scope or validity of the proprietary rights of Possis and others. However, litigation also could be extremely costly to us and could divert our resources and efforts away from our products and day-to-day business matters. If the litigation had an adverse outcome, it could subject us to substantial liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing, selling or using our products. Any of these results could have a material adverse effect on our business, financial condition and results of operations.


Potential Limitations on Third-Party Reimbursement

     Health care providers (such as hospitals and physicians) that purchase medical devices like the AngioJet System or the Perma-Seal and Perma-Flow Grafts for the treatment of patients generally rely on third-party payors like Medicare, Medicaid and private insurance plans to reimburse all or part of the costs associated with the health care services they provide. In certain foreign markets, the pricing of and profits generated by health care products are subject to government control. In some states, Medicare and Medicaid payors reimburse hospitals for inpatient medical procedures at a pre-determined rate based on diagnosis-related groups. If these rates do not include, and third-party payors do not otherwise provide, adequate reimbursement to health care providers for the cost of our products, our products will not gain wide market acceptance and our financial results will suffer.

     The Health Care Financing Administration ("HCFA") is the federal agency responsible for administering the Medicare system. HCFA has prohibited Medicare from paying for procedures that are still under investigation or that are not deemed safe and effective for the condition being treated. Therefore, even if a device has FDA approval, Medicare payors may deny reimbursement if they conclude that the device is experimental or that it will not improve the condition being treated.

     The market for our products also could be adversely affected by future legislation to reform the nation's health care system or by changes in industry practices regarding reimbursement. We cannot assure you that the reimbursement rates of third-party payors will allow us to price our products at levels sufficient to realize an appropriate return on our investment in product development.


Dependence on Key Personnel

     We depend greatly on a limited number of key management and technical personnel. Moreover, because of the highly technical nature of our business, our ability to continue our technological developments and to market our products -- and thereby develop a competitive edge in the marketplace -- depends in large part on our ability to attract and retain qualified technical and key management personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain the individuals we need. The loss of key personnel, or our inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

Product Liability and Possible Insufficiency of Insurance

     The manufacture and sale of our products may subject us to product liability claims. In a recent decision, the United States Supreme Court held that, despite a company's compliance with FDA regulations, it may not be shielded from common-law negligent-design claims or manufacturing and labeling claims based on state laws. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. We cannot assure you that the coverage limits of our product liability insurance policies will be adequate if a product liability claim is brought against us. A successful claim or series of claims against us that exceeds our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Moreover, whether or not successful, product liability litigation would likely divert the attention of our key personnel and could adversely affect our reputation and the marketability of our technology and products. Consequently, any product liability litigation could have a material adverse effect on our business, financial condition and results of operations.


Future Capital Needs; Uncertainty of Additional Funding

     We anticipate that cash on hand, the interest expected to be earned on such cash and expected revenues will be sufficient to finance our operations for at least the next six to twelve months. However, we cannot assure you that additional capital will not be needed sooner. We anticipate that we may need to raise additional funds in the future. We cannot assure you that additional capital will be available to us or that it will be available on satisfactory terms. Raising additional capital through equity financing may dilute the equity interests of the shareholders of the company, and debt financing may involve restrictive covenants. Failure to secure additional financing if and when needed could have a material adverse effect on our business, financial condition and results of operations.


Volatile Securities Market Factors and Possible Wide Fluctuations in Stock Price

     The market price of our stock has in the past been subject to significant fluctuations. Moreover, the markets for equity securities in general, and for those of medical device manufacturers in particular, have been volatile in the past, and the price of our common stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results, news and product announcements, trading volume, general market trends and other factors. We cannot assure you that our common stock will trade in the future at market prices in excess of its current market price.

Anti-Takeover Provisions

     Of the 100 million shares of capital stock authorized by our amended and restated articles of incorporation, 79 million shares are undesignated. Our board of directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the board without shareholder action. In addition, we have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 15% or more of our outstanding common stock (subject to certain exceptions). We also are subject to provisions of the Minnesota Business Corporation Act that limit the voting rights of shares acquired in specified types of acquisitions and that restrict specified types of business combinations. The existence or issuance of "blank check" stock, the existence of our shareholder rights plan and the effect of anti-takeover provisions under Minnesota law, individually or in the aggregate, may discourage potential takeover attempts and delay, defer or prevent a change in control. They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.


Dependence on Single Source Suppliers

     We depend on single source suppliers for some of the raw materials used in the manufacture of our products. If we cannot obtain key raw materials from our suppliers, we cannot assure you that the materials will be available from other suppliers, that other suppliers will agree to supply the materials to us, or that our use of the other suppliers would be approved by the FDA. Although we believe our supply of raw materials currently is adequate for the needs of our business, we cannot assure you that new sources of supply will be available when needed. Any interruption in our supply of raw materials could have a material adverse effect on our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

Non-Payment of Dividends

     We have never paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying cash dividends in the near future.


Year 2000 Risks

     In May 1998 we established a team to assess and address our possible exposure related to the Year 2000 computer software issue (which we call the "Y2K" issue). The team investigated areas including product issues and our business computer systems, production equipment, vendor readiness and contingency plans. Products currently sold by us are Y2K compliant. We do not use internally developed computer software and therefore do not anticipate major reprogramming efforts. Our primary financial and operational system has been assessed and is certified Y2K compliant. The equipment we use for production and quality control does not use dates to control operations. However, several of our personal productivity applications are not Y2K compliant. We are working to make them compliant and expect them to be compliant by mid-calendar year 1999. Also, a number of our personal computers are not Y2K compliant. We plan to replace these computers as part of our technology update strategy. However, to the extent the applications and computers are not made Y2K compliant during 1999, problems arising as a result of noncompliance could have a material adverse effect on our business, financial condition and results of operations.

     Moreover, if our significant vendors are not Y2K compliant, their inability to provide services to us in a timely and efficient manner could adversely affect our business and, consequently, our financial conditions and results of operations. Although at this time we do not expect the Y2K issue to have a significant impact on our business, financial condition or results of operations, our internal preparations and the preparations of our vendors are not yet complete. Therefore, we cannot assure you that our systems will be converted on a timely basis or that our operations will be unaffected by the Y2K issue.