Form 10-K
period 1999-07-31
POSSIS MEDICAL INC
filed 1999-10-29
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 22, 1999 was approximately $135,030,636.

     The number of shares outstanding of the registrant's common stock as of October 22, 1999: 15,003,404.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 1999 annual meeting to be filed on or before November 3, 1999 ("The Proxy Statement").

                              POSSIS MEDICAL, INC.

Forward-Looking Statements

     This report on Form 10-K, including the description of the Company's business, its Year 2000 readiness, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the Food and Drug Administration ("FDA"), revenue and expense levels, profitability, and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time and process at the FDA, results of clinical trials, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet(R) System, changes in the level of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form 10-Q dated April 30, 1999, filed with the Securities and Exchange Commission.


                                     PART I
Item 1.  Business:

General

     Possis Medical, Inc. (the Company) was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Note 2 of Notes to Consolidated Financial Statements contained in Part II,
Item 8 of this Form 10-K. These sales enabled Possis to focus its human and financial resources exclusively on its other products, which are currently in clinical trials and in early stages of commercialization.

Products

     ANGIOJET(R)RHEOLYTIC(TM)HROMBECTOMY SYSTEM. The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma, impediment of normal flow during interventional procedures or prolonged bed rest. If a blood clot becomes large enough, it can block an artery, preventing oxygenated blood from reaching the organ or tissue supplied by the artery. In addition, if a blood clot breaks off it can travel through the bloodstream and block oxygenated blood flow to other organs and tissue. Conditions caused by blood clots include peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, acute myocardial infarction (heart attack), stroke and deep vein obstruction.

     Currently, the two primary methods of removing intravascular blood clots are thrombolytic drugs and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to dissolve the blood clot in an intensive or critical care setting. Thrombolytic drugs may require prolonged infusion to be effective, may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then dragging the blood clot out of the patient's body through the artery. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

     The Company believes that its AngioJet System represents a novel approach to the removal of blood clots from arteries, veins and grafts and offers certain advantages over current methods of treatment. The AngioJet System is a non-surgical, minimally invasive catheter system designed for rapidly removing blood clots with minimal vascular trauma. The AngioJet System consists of three major components: a reusable drive unit to power the pump and monitor patient safety, a disposable single-use pump set that delivers pressurized saline to the catheter, and a family of disposable, single-use catheters. In early stages of commercialization and in U.S. clinical trials, the AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention and without the risk of uncontrolled bleeding.

     To operate the AngioJet System, a physician first threads a catheter down a patient's blood vessel to the site of the blood clot. The AngioJet System's drive unit is then activated, causing a disposable pump to pressurize sterile saline to 10,000 pounds per square inch (psi) and send it down the catheter. Saline jets spray backwards down the catheter at half the speed of sound. The result is a jet-action that creates a localized low-pressure zone around the catheter's tip. The difference between the low pressure at the tip and the normal blood pressure in the vessel draws the blood clot into the catheter through an opening at the tip. The jets then blast the clot material into microscopic fragments which are immediately propelled down the catheter, out of the patient's body and into a disposable collection bag located on the drive unit.

     Because the Possis AngioJet System is unique, market potential, though difficult to quantify, may be estimated by determining the number of thrombectomy and thrombolysis procedures performed using other therapies and devices and estimating the number of procedures that might reasonably be replaced or supplemented by using the AngioJet System.

     The Company's marketing analysis indicates that the versatile AngioJet System may be effective for the treatment of various blood clot-induced conditions throughout the body. The following table shows the locations and conditions where the AngioJet System may be used. In addition, the table indicates the annual incidences worldwide and the Company's estimated AngioJet System annual market potential.


                                                                     AngioJet
                                                        Estimated     System
                                                          Annual      Annual
                                                         Worldwide    Market
                                                         Incidence   Potential
     Location                    Condition              (Patients)  (Procedures)
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



     Clinical results from our VeGAS 2 coronary trial, which compared the AngioJet System with the drug Urokinase, clearly demonstrate the cost savings associated with the AngioJet System - on average nearly $5,000 per patient. The AngioJet System's speed and lower complication rate, result in less time spent in an intensive care unit, a shorter hospital stay and lower overall treatment costs.

     In March 1999 and December 1996 the Company received FDA clearances to commence U.S. marketing of the AngioJet System, with labeling claims for removal of blood clots in native coronary arteries and coronary bypass grafts and access grafts used by patients on kidney dialysis. In July 1997, the Company submitted a 510(k) application to the FDA seeking clearance for the AngioJet System to be used in leg arteries and bypass grafts. The Company is currently responding to issues with the FDA and expects approval for peripheral AngioJet System use in the first half of calendar 2000. In addition, the Company submitted an Investigational Device Exemption (IDE) application with the FDA in September 1999 for the treatment of cerebrovascular stroke using the AngioJet System. The first patient is expected to be enrolled in the cerebrovascular stroke clinical trial by calendar year end. The Company is currently enrolling patients in a clinical trial of the AngioJet System for use in the treatment of stroke caused by the blockage of the carotid arteries, the main vessels supplying blood to the brain.

     PERMA-FLOW(R) CORONARY BYPASS GRAFT. Coronary artery bypass graft ("CABG") surgery is performed to treat impairment of blood flow to portions of the heart. CABG surgery involves the grafting of one or more vessels to the heart to re-route blood around blocked coronary arteries.

     Autogenous grafts (using the patient's own saphenous vein or mammary artery) have been successfully used in CABG procedures for a number of years and have shown a relatively high patency rate (75% to 85% for saphenous veins and over 90% for mammary arteries one year after surgery) with negligible risk of tissue rejection. However, the surgical harvesting of vessels for autogenous grafts involves significant patient trauma and expense. In addition, not all patients requiring CABG surgery have sufficient native vessels as a result of previous bypass surgeries, or their vessels may be of inferior quality due to trauma or disease. Cryopreserved saphenous veins are available, but these veins have shown low patency rates and often deteriorate due to the body's immune system attacking the graft.

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

     Company research indicates that in the year 2000 approximately 760,000 CABG procedures will be performed worldwide, of which approximately 400,000 will be performed in the United States. Approximately 10% of these CABG procedures will be performed on patients who had previously undergone bypass surgery. It is anticipated that the number of repeat CABGs will continue to increase as a percentage of procedures performed. Currently, approximately 70% of CABG procedures are performed utilizing the saphenous vein. Based upon interviews with cardiovascular surgeons, including those involved in the clinical trials, the Company believes that patients whose native vessels are not available for use in bypass surgery comprise approximately 1% of those receiving CABG procedures, or approximately 7,000 annually. If initial use of the Perma-Flow Graft is shown to be clinically acceptable, the Company believes that the graft may be used for these patients. The Company further believes that if long-term clinical results are acceptable to clinicians (generally greater than 50% patency five years after implant), the graft may ultimately be used as a substitute for native saphenous veins.

     Currently, no synthetic coronary graft has received full marketing approval from by the FDA. Cryopreserved saphenous veins are currently not regulated by the FDA and sell to U.S. hospitals for approximately $3,500 to $4,000. The Company anticipates pricing for the Perma-Flow Graft will be competitive with cryopreserved saphenous veins.

     The Company received FDA approval to initiate clinical testing of its Perma-Flow Graft in November 1991. In July 1995, the Company received approval to commence Phase 2 of the study. In February 1999, the Company placed further vascular graft research and development on hold, including the enrollment into the Perma-Flow clinical trial due to the Phase 2 clinical results and to focus its resources on the AngioJet System.

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

     Approximately 250,000 patients in the United States are expected to undergo kidney dialysis in the year 2000, of which approximately 95,000 are expected to receive vascular access procedures utilizing either natural vessel grafts or synthetic access grafts. The Company estimates that of these patients approximately 74,000 are implanted with a synthetic graft. The Company believes that worldwide, approximately 108,000 synthetic grafts are implanted annually.

     The U.S. hospital prices of ePTFE and biological graft products manufactured by certain other manufacturers currently range from $400 to $700 per unit, depending on length, style, and configuration. In December 1999, the Company entered into an exclusive worldwide supply and distribution agreement. The pricing of the Perma-Seal Graft to the distributor is a percentage of the price charged to the hospital by the distributor subject to a minimum sales price.

     ePTFE SYNTHETIC VASCULAR GRAFT. In February 1999, the Company received 510(k) approval from the FDA to market three expanded polytetrafluoroethylene ("ePTFE") synthetic vascular grafts. ePTFE synthetic vascular grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures. In 2000, the Company estimates 270,000 peripheral grafting procedures will be performed worldwide, with 200,000 of these in the United States.

Research and Development

     The Company's research and development program for its existing products are focused primarily on clinical testing, obtaining necessary FDA product registrations and validating manufacturing processes for the AngioJet System. The Company's new product development efforts are focused primarily on developing additional applications of the AngioJet Thrombectomy System, including carotid, neurovascular and large vessel applications. The Company is exploring AngioJet System applications for other blood clot conditions, such as removal of intracranial blood clot in head trauma cases. In addition, the Company is examining non-vascular applications involving the removal of unwanted soft tissue including liposuction, gastroenterology, keyhole surgery, orthopedic applications, and ear, nose and throat surgery. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing process, conduct of clinical trials, and seeking and obtaining governmental approvals. The Company's research and development expenses are expected to increase as the Company continues its clinical trials and current product development plans.

     As of September 30, 1999, the Company employed approximately 59 full-time employees in research and development, including 50 in new product concept screening, prototype building, product and process development and validation, and nine in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Coon Rapids, Minnesota, a suburb of Minneapolis, Minnesota. The Company spent $5.7 million, $5.2 million and $5.0 million in fiscal 1999, 1998, and 1997, respectively, on medical product research and development.


Marketing and Sales

     The Company is marketing its AngioJet System and graft products to interventional radiologists and cardiologists and also to physician specialty groups, including vascular, cardiovascular and thoracic surgeons.

     The Company is currently marketing the AngioJet System for coronary applications and hemodialysis graft thrombosis and plans to market the system for other peripheral vessel and graft applications as FDA marketing approvals are obtained, targeting interventional radiologists, vascular surgeons and some cardiologists who do peripheral interventions. The AngioJet System for stroke treatment will be marketed to interventional neuroradiologists, neurologists and cardiologists as FDA marketing approvals are obtained.

     The primary customer for the Perma-Flow Graft is expected to be cardiovascular and thoracic surgeons. The Perma-Seal Graft is marketed to vascular surgeons, who typically are the primary decision makers with respect to the placement of vascular access grafts for patients receiving dialysis for renal failure. The Company is also targeting other clinicians influential in dialysis treatment selection, including nephrologists, internists, and dialysis unit technicians.

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

     In December 1999, the Company entered into an exclusive worldwide supply and distribution agreement with Horizon Medical Products, Inc. for its Perma-Seal Dialysis Access Graft. The first shipment under this Agreement was made in January 1999.

     In March 1996, the Company entered into a three year distribution agreement with Baxter Healthcare Corporation ("Baxter") granting Baxter worldwide rights to market, sell and distribute the Perma-Flow Graft. The initial shipment of Perma-Flow Grafts was made in July 1996. However, in April 1998, the Company modified the Agreement with Baxter, under which Baxter retains non-exclusive distribution rights outside of the United States, but has no distribution rights in the United States for the remaining term of the Distribution Agreement. In March 1999, the distribution agreement expired and the Company is seeking a new distributor.

     The Company's three expanded polytetrafluoroethylene ("ePTFE") synthetic vascular grafts are planned to be marketed and sold by a marketing partner or independent distributor.

     A goal of the Company is to maximize the value of vascular graft products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of the vascular graft products and technologies.

     Promotional activities by the Company are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. The
Company believes that opinion leader publications in medical journals and presentations at medical meetings will be especially important to encourage broad acceptance of its products. Other marketing activities include medical journal advertising, participating in medical meetings, and supporting studies designed to gather cost effectiveness data of the Company's products compared to conventional treatment.


Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company currently holds five United States patents and seventeen foreign patents related to the Perma-Flow Graft and has two patent applications pending in the United States and four patent applications pending in foreign jurisdictions. The Company holds three United States patents and three foreign patents relating to the AngioJet System. In addition, the Company has fifteen United States and twenty foreign patent applications pending relating to the AngioJet System. In connection with the Perma-Seal Graft, the Company holds two United States and one foreign patents and three foreign patent applications are pending. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. In addition, no assurance can be given that third parties will not receive patent protection on their own waterjet devices.

     The Company requires all employees to execute non-disclosure agreements upon commencement of employment with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment with the Company is to be kept confidential and not disclosed to third parties.

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


Competition

     The Company's products will compete with a number of different products and treatment methods for the conditions they address. The Company believes that its AngioJet System will face intense competition from a variety of treatments for the ablation and removal of blood clots, including thrombolytic drug therapies, particulate capture systems, direct stenting, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies.

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

Government Regulation

     Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing and research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Food, Drug and Cosmetic ("FDC") Act.

     Under the FDC Act, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as the safety and effectiveness reasonably can be assured through general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP")). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found, or are determined to be not substantially equivalent to legally marketed devices) require the highest level of control, including premarket approval by the FDA to ensure their safety and effectiveness.

     If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a ClassIII medical device for which the FDA has not required a PMA application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations.

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

     In 1996, FDA issued regulations for Humanitarian Device Exemptions (HDEs). These regulations permit that certain devices, if intended for a small (less than 4,000 per year), medically-defined group of patients, may qualify as Humanitarian Use Devices and be authorized for sale in the U.S. under a temporary exemption from PMA or 510(k) requirements. An HDE is authorized by the FDA upon approval of an appropriate HDE submission. Such submissions must establish the safety and probable benefit of the device for the proposed intended use. An HDE approval lasts 12 months, but may be extended with subsequent submissions. Devices marketed under an HDE may simultaneously undergo clinical trials under an approved IDE, and be submitted for clearance or approval under a 510(k) or PMA for a different or broader indication.

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

     The FDC Act regulates the Company's manufacturing and quality systems by requiring the Company to demonstrate compliance with current Good Manufacturing Procedures ("GMP") as specified in published FDA regulations. The FDA monitors compliance with GMP by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during such FDA inspections, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

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

     The export and sale of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. A device under a U.S. IDE may be exported to any country, so long as its import to the receiving country complies with its requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For countries in the European Union, in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which would allow certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark. The Company received CE Mark approval for all of its current products in July 1997.


Employees

     As of September 30, 1999, the Company had 211 full-time employees, and two contract employees. Of these full-time employees, 59 are in research and development, 66 are in manufacturing and production, four are in quality systems, six are in facilities/maintenance, 52 are in sales and marketing and 24 are in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 2. Properties:

     The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of clean manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 7 of Notes to Consolidated Financial Statements in Part II,
Item 8, in this Form 10-K.

Item 3.  Legal Proceedings:

None

Item 4.  Submission of Matters to a Vote of Security-Holders:

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT


       Name           Age                       Position

Robert G. Dutcher      54    Director, Chief Executive Officer and President
Russel E. Carlson      53    Vice President, Finance and Chief Financial Officer
Eapen Chacko           51    Vice President, Investor and Public Relations
Irving R. Colacci      46    Vice President, Legal Affairs and Human Resources
                                             General Counsel and Secretary
James D. Gustafson     43    Vice President, Quality Systems and
                                             Regulatory/Clinical Affairs
T. V. Rao              56    Vice President and General Manager
Robert J. Scott        54    Vice President, Manufacturing Operations


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

     Eapen Chacko joined the Company in September 1999 as Vice President of Investor and Public Relations. Prior to joining the Company, Mr. Chacko had been Director of Investor Relations for Fingerhut Companies, Inc., a $2 billion catalog and Internet marketer, since March 1995. Mr. Chacko earned a master's degree in economics from The Johns Hopkins University.

     Irving R. Colacci has served as Vice President and General Counsel since December 1993, and as Secretary and Corporate Counsel of the Company since July 1988. Prior to 1993, Mr. Colacci served in various management positions with the Company and its subsidiaries. Prior to joining the Company, Mr. Colacci was an associate attorney at Dorsey & Whitney LLP, a major law firm in Minneapolis.

     James D. Gustafson has served as a Vice President of the Company since January 1, 1994; prior to this he was Director of Quality Systems and Regulatory/Clinical Affairs for Possis Holdings, Inc. since his hire June 1993. Prior to joining the Company, Mr. Gustafson had served as a Manager of Clinical and Regulatory Affairs and of Clinical Programs at St. Jude Medical, Inc., a medical device manufacturer, since June 1989, and as a Senior Clinical Scientist at Shiley, Inc., Irvine, California, since March 1985. Mr. Gustafson received a master's degree in management from University of Redlands and a master's degree in biology from the University of California at Irvine.

     T. V. Rao has served as Vice President and General Manager of Possis Medical since February 1999. Prior to this he was Vice President and General Manager of the AngioJet System business. Before joining the Company, Mr. Rao served as Vice President of Sales and Marketing for Angeion Corporation from July 1995 to June 1998, as Vice President of Sales and Marketing for Brunswick Biomedical Corporation from July 1994 to June 1995 and served in several positions (most recently as Director of Marketing, Tachyarrhythmia Business) at Medtronic Inc. since 1980. Mr. Rao holds a master's degree in business from the College of St. Thomas and a bachelor's degree with honors in mechanical engineering from Madras, India.

     Robert J. Scott has served as Vice President of the Company since December 1993 and as Vice President of Manufacturing Operations of Possis Holdings, Inc. since 1988 and was Director of Manufacturing Operations for Possis Holdings, Inc. from 1984 through 1988. Prior to joining the Company, Mr. Scott had served as a consultant to various medical and nonmedical manufacturing companies and as Manufacturing Manager for Aequitron Medical, Inc. and Resistance Technology Incorporated and in various corporate and technical positions for Daig Corporation and Medtronic, Inc.

                                     PART II

Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters:

     The Company had 1,680 common shareholders of record at July 31, 1999. The common stock is traded on The Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 1999 and 1998 are presented below:

                                             1999              1998
                                        High      Low      High      Low
  QUARTER:
    First...........................   $ 9.88    $ 4.31   $15.25    $11.00
    Second                              11.38      6.75    15.00     10.38
    Third...........................    14.88      7.50    17.00     12.50
    Fourth..........................    12.50     10.31    14.75      9.25


     Additional information is contained in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8, in this Form 10-K.

     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

     On May 11 and June 2,1999, the Company sold an aggregate of 827,852 shares of Common Stock and warrants to purchase a total of 127,178 shares of Common Stock for aggregate consideration of $7,000,000. The securities were privately sold to accredited investors. Miller, Johnson & Kuehn received a placement fee of $210,000 in connection with the private placement. The exercise price is $11.43 per share for 106,509 warrants and $11.69 per share for 17,669 warrants and are exercisable for a period of four years. The securities were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Exchange Act of
1934.

Item 6.  Selected Financial Data:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,


In Thousands Except Per Share Data
                                                       1999           1998          1997          1996           1995
INCOME STATEMENT DATA:
Operating revenues-
     Continuing operations.....................      $13,123        $6,118        $ 4,834       $ 1,606         $3,207
Net income (loss):
     Continuing operations.....................      (12,021)       (11,969)       (8,608)       (8,578)        (5,153)
Discontinued operations........................          --             --            112           405            421
Net income (loss) per common share -
     basic and diluted:
     Continuing operations.....................         (.90)          (.98)         (.71)         (.74)          (.53)
     Discontinued operations...................          --             --            .01           .04            .04
Weighted average shares outstanding -
     basic and diluted.........................       13,356         12,191        12,099        11,611          9,726

BALANCE SHEET DATA:
    Working capital............................      $13,530        $16,598       $16,840       $24,780         $6,846
Total assets...................................       19,821         23,897        22,423        29,361         10,321
Long-term debt,
        excluding current maturities........             100         11,493            10            39             93
Shareholders' equity........................          16,315          8,744        19,800        27,597          8,648


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. See Note 2 of Notes to Consolidated Financial Statements. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decrease due to a pacemaker lead technology shift. This sale enabled Possis to focus its resources exclusively on its other products, which are currently in clinical trials and in early stages of commercialization.

     The Company operates in one business segment -- the manufacture and sale of medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Over the past several fiscal years, the Company has transitioned its revenue stream from pacemaker leads and royalty revenues to revenues from the sale of its new products. The resulting cash flow, together with the approximately $34.0 million net proceeds from the Company's calendar 1994 and 1995 common stock offerings, the $12.0 million gross proceeds from the issuance of 5% convertible subordinated debentures in 1998, and the $7.0 million gross proceeds from the Company's 1999 private placement of common stock, have been used to fund the Company's operations, including research and development related to its products. In excess of 95% of fiscal 1999 revenues were United States product sales. The importance of United States revenue generation is expected to continue for the foreseeable future.


Results of Operations

Fiscal Years ended July 31, 1999, 1998 and 1997

     Total  revenue  for 1999  increased  $7,005,000,  or 115%,  to  $13,123,000 compared to $6,118,000 in 1998. Total revenue for 1998 increased $1,284,000, or 27%, to $6,118,000 compared to $4,834,000 in 1997. The main factors in the revenue increase were the March 1999 and December 1996 FDA clearances to commence U.S. marketing of the AngioJet(R) Rheolytic(TM) Thrombectomy System, with labeling claims for removal of blood clots in symptomatic native coronary arteries and coronary bypass grafts and for removal of blood clots from grafts used by patients on kidney dialysis. U.S. AngioJet System product revenue was $12,040,000, $5,662,000 and $1,827,000 for fiscal 1999, 1998 and 1997, respectively. This was an increase of 113% and 210% in fiscal 1999 and 1998, respectively, compared to prior years.

Revenue - AngioJet

     During the fiscal years ended July 31, 1999, 1998 and 1997 the Company sold 162, 29 and 25 AngioJet System drive units, respectively. In fiscal 1999 and 1998, 92% and 93% of the drive units sold were sold within the U.S., respectively. The significant increase in AngioJet System drive unit sales in fiscal 1999 was due to the FDA approval received in March 1999 for use in the native coronary arteries and coronary bypass grafts. The Company currently lists its AngioJet System drive unit, considered capital equipment, at $35,000 to hospitals in the U.S. The Company employs a variety of flexible drive unit acquisition programs including outright purchase, rental, lease and fee-per-procedure. Management believes the purchasing cycle for the AngioJet System drive unit will vary from purchasing the drive unit with no evaluation to an evaluation period up to six months depending on the customer's budget cycle. As of July 31, 1999 the Company had 300 AngioJet System drive units in U.S. hospitals as compared to 191 and 72 at the end of the previous two fiscal years. Each drive unit generates disposable income when it is used. During fiscal 1999 the Company sold approximately 9,100 disposable sets versus 4,700 and 1,900 disposable sets in fiscal years 1998 and 1997, respectively.

     The Company expects the U.S. AngioJet System sales will continue to grow primarily through the addition of sales people, the completion of clinical trials designed to yield additional FDA label approved product uses, the publication of clinical performance and cost effectiveness data, and the introduction of additional catheter designs. The current sales increases are expected to be generated primarily from the FDA coronary approval received in March 1999. Additional sales growth is planned upon FDA approval for AngioJet System use in leg arteries and bypass grafts. In July 1997, the Company submitted a 510(k) application to the FDA seeking clearance for the AngioJet System to be used in leg arteries and bypass grafts. The Company is currently responding to issues with the FDA and expects approval for peripheral AngioJet System in the first half of calendar 2000. In addition, the Company submitted an Investigational Device Exemption (IDE) application with the FDA in September 1999 for the treatment of cerebrovascular stroke using the AngioJet System. The first patient to be enrolled in the stroke clinical trial is expected by calendar year end. The Company is currently enrolling patients in a clinical trial of the AngioJet System for use in the treatment of stroke caused by the blockage of the carotid arteries, the main vessels supplying blood to the brain. The Company believes that the treatment of blood clots in coronary vessels, peripheral arteries, bypass grafts and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.

     Foreign sales of the AngioJet System during fiscal 1999, 1998 and 1997 were $491,000, $351,000 and $804,000, respectively. The reduction in foreign sales from 1997 to 1998 was due to the reduced number of drive units sold in fiscal 1998 versus fiscal 1997. In Japan, the coronary AngioJet System clinical study enrollment was completed in April 1998 and a regulatory filing is planned for November 1999 with the Japanese Ministry of Health and Welfare. Japanese approval for coronary use of the AngioJet System is expected by the end of calendar 2000.

Revenue - Vascular Grafts

     During fiscal 1999, 1998 and 1997, sales of Perma-Seal(R) Dialysis Access Graft were $593,000, $0 and $124,000, respectively. The reduction in Perma-Seal sales in fiscal 1998 was due to the termination of a distribution agreement in January 1997. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998 the Company entered into an exclusive worldwide Supply and Distribution Agreement with Horizon Medical Products, Inc. for its Perma-Seal Dialysis Access Graft. The first shipment under this Agreement was made in January 1999.

     During fiscal 1998 and 1997, sales of Perma-Flow(R) Coronary Bypass Graft were $105,000 and $58,000, respectively. In March 1996, the Company entered into a Distribution Agreement with Baxter Healthcare Corporation ("Baxter"). This Agreement granted Baxter exclusive worldwide distribution rights to the Perma-Flow Coronary Bypass Graft for a three-year term. In April 1998, this Distribution Agreement was modified with Baxter retaining non-exclusive distribution rights outside the United States but having no distribution rights in the United States for the remaining term of the Distribution Agreement. Marketing efforts were reduced subsequent to the modification of the Agreement which resulted in the termination of Perma-Flow sales. In April 1998, the Company received Humanitarian Device Exemption ("HDE") approval from the FDA, clearing the way for U.S. marketing of the Perma-Flow Coronary Bypass Graft for patients who require coronary bypass surgery but who have inadequate blood vessels of their own for use in the surgery. In March 1999, the Distribution Agreement expired and the Company is seeking a new distributor.

     In February 1999, the Company received 510(k) approval from the FDA to market three expanded polytetrafluoroethylene ("ePTFE") synthetic vascular grafts. ePTFE synthetic grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures. These products are planned to be marketed and sold by a marketing partner or independent distributor.

     Sales agreement and other revenue of $2,019,431 includes $200,000 for fiscal 1997 from Baxter paid to the Company under a supply and distribution agreement for the Perma-Flow Coronary Bypass Graft. In addition, fiscal 1997 sales agreement and other revenue includes $1,799,000 in cash and returned unused product due to the termination of the Company's Perma-Seal Graft supply and distribution agreement. See Note 9 of Notes to Consolidated Financial Statements.

     A goal of the Company is to maximize the value of these products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of the vascular graft products and technologies. While the Company works toward completing these activities, it has placed vascular graft product development activities on hold, including enrollment into the Perma-Flow Coronary Bypass Graft clinical trial.

     The Company is planning for continued growth in product sales in fiscal 2000 and beyond and believes that most of this growth will come from AngioJet System sales in the U.S. marketplace.

Cost of Medical Products

     Cost of medical products, compared to prior years, increased 36% and 17% in fiscal 1999 and 1998, respectively. The increase is primarily due to the significant growth in the AngioJet System product sales. Medical product gross margins improved by $4,917,000 and $2,443,000 in fiscal 1999 and 1998, respectively, compared to prior years. The gross margin percentage in fiscal 1999 was 40% compared to 5% in fiscal 1998. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow and as identified product and process improvements are made.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased $4,055,000 and $3,010,000 in fiscal 1999 and 1998, respectively, as compared to prior periods. The primary factors are increased sales and marketing expenses related to the establishment of a direct sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest and with the AngioJet System receiving FDA approval for coronary use, the Company has grown the U.S. AngioJet System sales and marketing organization from eight employees in January 1997 to 53 employees in July 1999. The Company plans on increasing its sales and marketing expenditures in fiscal 2000 in order to continue to expand its direct U.S. sales force and to expand its marketing efforts.

Research & Development

     Research and development expenses increased 11% and 5% in fiscal 1999 and 1998, respectively, as compared to prior periods, primarily due to increased expenses relating to the development of new AngioJet Thrombectomy System applications. This increase was offset by a reduction of expenses relating to the Perma-Flow Graft and Perma-Seal Graft clinical trials and development expenses. The Company has placed further vascular graft research and development activities on hold, including enrollment into the Perma-Flow Graft clinical trial. The Company believes that research and development expenses for AngioJet Thrombectomy System applications will increase as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products.

Interest Income and Expense

     Interest income has decreased in fiscal 1999 and 1998 from the previous years due to use of the Company's cash reserves to fund the Company's operations. The gross proceeds of $7,000,000 received from the private placement offering in May and June 1999 had a modest impact on interest income in fiscal 1999. The $12,000,000 gross proceeds received from the issuance of 5% convertible subordinated debentures received in July 1998 had a modest impact on interest income in fiscal 1998. The Company expects interest income to decrease as the Company's cash reserves are used to fund the Company's operations.

     Interest expense increased $341,000 and $35,000 in fiscal 1999 and 1998, compared to prior years. These increases were due to the issuance of the 5% convertible subordinated debentures in July 1998. The Company expects interest expense to decrease in fiscal 2000, due to the final 5% convertible subordinated debenture being converted into the Company's common stock in March 1999.

Discontinued Operations

     The Company recorded the final income relating to the sale of its Technical Service division during the first quarter of fiscal 1997.


Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled approximately $9.2 million at July 31, 1999, a decrease of $4.7 million from the prior year. The primary factors in the reduction of the Company's cash position was the net loss of approximately $12.0 million which was partially offset by the $6.7 million private placement offering in May and June 1999.

     During fiscal 1999, cash used in operating activities was $11.9 million, which resulted primarily from a $12.0 million net loss, a $1.9 million increase in receivables and $366,000 decrease in trade accounts payable, partially offset by depreciation, amortization, stock compensation and an increase in accrued liabilities totaling $2.4 million. Cash used in investing activities was $700,000 which was used to purchase plant and equipment. Net cash provided by financing activities was $7.9 million, which resulted from the net proceeds of the private placement offering of $6.7 million, the exercise of stock warrants of $828,000 and the exercise of stock options of $417,000. As of March 1999, all of the 5% convertible subordinated debentures and related accrued interest totaling $12.3 million were converted into approximately 1.7 million shares of the Company's common stock at an average conversion price of $7.12 per share.

     During fiscal 1998, cash used in operating activities was $11.8 million, which resulted primarily from a $12.0 million net loss and a $1.8 million increase in receivables, inventories and other current assets, partially offset by depreciation, amortization, stock compensation and an increase in trade accounts payable and accrued liabilities totaling $2.0 million. Cash provided by investing activities was $10.4 million, which resulted from the net proceeds from the sale/maturity of marketable securities of $11.0 million, offset by additions to plant and equipment of $614,000. Net cash provided by financing activities was $11.4 million, which resulted from the net proceeds from the issuance of 5% convertible subordinated debentures of $11.1 million, proceeds from long-term debt of $175,000 and the exercise of stock options of $142,000.

     During fiscal 1997, cash used in operating activities was $8.6 million, which resulted primarily from a $8.5 million net loss and a $1.7 million increase in receivables, inventories and other current assets, partially offset by depreciation, amortization of goodwill, stock compensation and an increase in trade accounts payable and accrued liabilities totaling $1.6 million. Cash provided by investing activities was $4.4 million, which resulted from the net proceeds from the sale/maturity of marketable securities of $5.0 million, offset by additions to plant and equipment of $613,000. Net cash provided by financing activities was $332,000, which resulted primarily from the exercise of stock options of $405,000.

     The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to increase as the Company completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products. The Company expects to report a loss for fiscal 2000, which is expected to be less than the fiscal 1999 loss. A modest profit is expected for fiscal 2001. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

     The Company is currently evaluating its capital needs and options available for raising cash, including the sale of additional equity capital, asset based financing and monies that may be forthcoming from the Company's graft business. There is no guarantee that the Company will secure financing, or reach an agreement to sell its common stock, at terms acceptable to the Company.


Change of Control Plan

     On September 15, 1999, the Company's Board of Directors approved a Change in Control Termination Pay Plan that provides, at the discretion of the Board, salary and benefit continuation payments to executive officers and selected key management and technical personnel in the event they are terminated within 24 months of a change in control. In addition, executive officers, and other key management personnel may, under the Plan, receive an additional payment upon a change in control notwithstanding their employment status following a change in control.


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

     Certain personal computers were not Y2K compliant. The Company has completed the purchase of replacement computers which were purchased as planned spending necessary to maintain current technology. Installation of these computers will be completed in October 1999.

     The Company uses Microsoft software to operate its workstations and to provide office productivity functions. It knows that not all of the current versions used are fully Y2K ready. The Company installed software to automatically distribute software updates. It has installed commercial software to check hardware, software, and data files for potential Y2K problems. The Company expects no significant problems with applications software.

     The  Company  evaluated  its  suppliers  of  utility,   telecommunications,
payroll, banking, and employee benefits services. It does not expect any disruptions in these services. The Company replaced its voice mail system with one that is Y2K compliant; the replacement was needed for other business reasons so was not budgeted as a specific Y2K expense.

     Company vendors have responded to questionnaires and follow-up phone calls regarding their Y2K readiness. The Company continues to monitor key suppliers and has incorporated Y2K readiness into its supplier certification process. The Company's contingency planning includes monitoring of suppliers and market conditions to ensure a constant supply of materials. In the event any vendors are not or will not be Y2K compliant, the Company will seek new vendors and/or stockpile inventory to meet its production needs.

     The Company budgeted approximately $50,000 for expenses directly related to Y2K identification and remediation. Expenses to date are approximately $10,000; total expenses are not expected to deviate significantly from the budget. The Company purchased directors' and officers' liability insurance related to the Y2K issue.

     Although the Company does not at this time expect a significant effect on its consolidated financial position, results of operations and cash flows, internal preparations are ongoing and there can be no assurance that the systems of other companies or the systems of the Company itself will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

     While it is impossible to evaluate every aspect of year 2000 compliance, we believe that either of two events would be our most likely year 2000 worst case scenario. The first would be from one or more of our sole or limited source suppliers to fail to be year 2000 compliant or to have its business negatively impacted by year 2000 issues of others. The second would be delays in receiving orders or payments from customers due to year 2000 problems they experience. At the present time, it is not possible to determine whether any of these events is likely to occur, or to quantify any potential negative impact they may have on our future results of operations and financial condition.

New Accounting Pronouncements

     Effective for fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements.

     Effective for fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires disclosure of certain financial and descriptive information about operating segments as redefined by SFAS No. 131. The Company operates in one business segment.

     In June 1998,  SFAS No. 133,  "Acounting  for Derivative  Instruments  and
Hedging Activities" was issued. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Management has not yet completed an assessment of the impact of adopting the provisions of SFAS No. 133 and the Company's financial statements. The standard is effective for the Company in fiscal 2001.


Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Form 10-K, including the discussion regarding Year 2000 compliance, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, anticipated FDA approvals, the timing of FDA approvals, revenue and expense levels, profitability and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time and process at the FDA, results of clinical trials, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company' products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form 10-Q dated April 30, 1999, filed with the Securities and Exchange Commission.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of July 1999, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At July 31, 1999, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.


Item 8.  Financial Statements and Supplementary Data:

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the Company) as of July 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders' equity for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Minneapolis, Minnesota
August 31, 1999
(September 15, 1999 as to Note 10)

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                     July 31, 1999            July 31, 1998
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents (Note 1)...........................        $ 9,151,004               $13,841,793
 Receivables:
   Trade (less allowance for doubtful accounts and returns:
          $489,000 and $150,000, respectively)................          3,063,311                 1,147,563
 Inventories (Note 1):
   Parts......................................................          1,218,910                 1,085,236
   Work-in-process............................................          1,596,313                 1,740,834
   Finished goods.............................................          1,556,482                 1,913,084
 Prepaid expenses and other assets............................            247,907                   313,158

    Total current assets......................................         16,833,927                20,041,668


PROPERTY (Notes 1 and 3):
 Leasehold improvements.......................................          1,274,814                 1,210,984
 Machinery and equipment......................................          4,143,032                 3,720,772
 Assets in construction.......................................            258,114                   113,094
                                                                        5,675,960                 5,044,850
 Less accumulated depreciation................................          2,887,025                 2,343,691
   Property - net.............................................          2,788,935                 2,701,159

OTHER ASSETS:
 Deferred debt issue costs (Note 1)...........................              --                      884,105

 Goodwill (Note 1)............................................            197,922                   269,922

TOTAL ASSETS..................................................        $19,820,784               $23,896,854

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)



                                                                     July 31, 1999             July 31, 1998
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable..................................          $   879,173               $ 1,245,552
    Accrued salaries, wages, and commissions................            1,605,680                 1,060,687
    Current portion of long-term debt (Note 3)..............               92,490                    97,713
    Clinical trials accrual.................................              110,100                   335,067
    Litigation settlement...................................                --                      200,000

    Other liabilities.......................................              616,840                   504,624
Total current liabilities...................................            3,304,283                 3,443,643

LONG-TERM DEBT (Notes 1 and 3)..............................               99,728                11,492,661

OTHER LIABILITIES  (Note 5).................................              102,000                   216,200


COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

SHAREHOLDERS' EQUITY (Note 5):
    Common stock-authorized, 100,000,000 shares
         of $ .40 par value each; issued and outstanding,
        14,998,360 and 12,218,622 shares, respectively......            5,999,344                 4,887,449
    Additional paid-in capital..............................           60,608,623                42,476,257
    Unearned compensation...................................             (141,467)                 (489,060)
    Retained deficit........................................          (50,151,727)              (38,130,296)
    Total shareholders' equity..............................           16,314,773                 8,744,350
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................          $19,820,784               $23,896,854

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED JULY 31



                                                                              1999                1998              1997
REVENUES:
     Medical products sales (Note 8)..............................        $13,123,479        $  6,117,850        $2,814,646
     Sales agreement and other (Note 9)...........................            --                  --              2,019,431
         Total revenues...........................................         13,123,479           6,117,850         4,834,077

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products ....................................          7,883,865           5,794,901         4,934,887
     Selling, general and administrative..........................         11,611,113           7,555,616         4,545,937
     Research and development ....................................          5,743,866           5,193,787         4,964,239
     Interest.....................................................            381,179              40,599             5,422
         Total cost of sales and other expenses...................         25,620,023          18,584,903        14,450,485

Operating loss....................................................        (12,496,544)        (12,467,053)       (9,616,408)

Interest income...................................................            475,113             489,610         1,001,578
Gain on sale of  investments  ....................................              --                  8,101             7,109
Loss from continuing operations...................................        (12,021,431)        (11,969,342)       (8,607,721)

Income from discontinued operations - net (Note 2)................              --                --                111,539
Net loss .........................................................       $(12,021,431)       $(11,969,342)      $(8,496,182)

Weighted average number
     of common shares outstanding - basic and diluted.............         13,355,822          12,191,477        12,099,217
Earnings (loss) per common share - basic and diluted:
     Continuing operations    ....................................              $(.90)              $(.98)            $(.71)
     Discontinued operations  ....................................              --                 --                   .01
Net loss .........................................................              $(.90)              $(.98)            $(.70)


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                               YEARS ENDED JULY 31

                                                                              1999                1998               1997
Net loss ........................................................        $(12,021,431)       $(11,969,342)       $(8,496,182)
Unrealized gain on investments...................................               --                  5,836            139,440
Comprehensive loss...............................................        $(12,021,431)       $(11,963,506)       $(8,356,742)

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31

                                                                              1999                1998               1997
OPERATING ACTIVITIES:
     Net loss .........................................................  $(12,021,431)       $(11,969,342)       $(8,496,182)
Adjustments to reconcile net loss to net
         cash used in operating activities:
     Gain on sale of marketable securities.............................          --                (8,101)            (7,109)
Loss on disposal of assets.............................................         4,312              15,237              4,932
Depreciation...........................................................     1,035,105             774,027            473,816
Amortization...........................................................       204,077              84,832             72,000
     Stock compensation................................................       327,462             430,046            155,083
     Stock options issued to non-employees.............................        14,000              11,648                --

     Increase in receivables...........................................    (1,915,748)           (148,112)          (391,314)
     Increase in inventories...........................................       (58,002)         (1,613,285)        (1,286,860)

     (Increase) decrease in other current assets.......................        65,251             (57,920)           (56,961)

     Increase (decrease) in trade accounts payable.....................      (366,379)            597,052            330,597

     Increase in accrued and other current liabilities.................       787,795             113,110            601,686
         Net cash used in operating activities.........................   (11,923,558)        (11,770,808)        (8,600,312)
INVESTING ACTIVITIES:
     Additions to plant and equipment..................................      (693,398)           (614,074)          (612,641)

     Proceeds from sale of fixed assets................................        16,656               2,100             20,954

     Purchase of marketable securities.................................          --               (13,612)        (1,990,718)
     Proceeds from sale/maturity of marketable securities..............          --            10,991,719          7,011,640
         Net cash provided by (used in) investing activities...........      (676,742)         10,366,133          4,429,235
FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt....................        21,074          12,175,000                --
     Repayment of long-term debt.......................................       (14,069)            (28,356)           (73,386)

     Proceeds from issuance of stock and exercise
         of options and warrants.......................................     7,926,761             142,406            405,150
     Deferred debt issue costs.........................................       (24,255)           (891,776)               --
         Net cash provided by financing activities.....................     7,909,511          11,397,274            331,764

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS...................................................    (4,690,789)          9,992,599         (3,839,313)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR.............................................................    13,841,793           3,849,194          7,688,507
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................  $  9,151,004         $13,841,793         $3,849,194

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid..........................................................  $      1,643         $     1,262         $    5,422
Conversion of subordinated debentures and accrued
     interest into common stock........................................    12,346,174                 --                 --
Deferred debt issue costs and original issue discount
     netted against conversion of subordinated debentures..............     1,371,122                 --                 --
Issuance of stock to settle litigation.................................       225,000                 --                 --
Accrued payroll taxes related to restricted stock......................        83,230             325,397                --
Cancellation of restricted stock.......................................        40,381                 --                 --
Inventory transferred to fixed assets..................................        32,201              16,288             32,279
Issuance of restricted stock...........................................        20,250             919,106                --
Warrants issued related to convertible debt............................          --               600,000                --

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Unearned   Unrealized
                                         Common Stock            Additional      Stock       Loss on
                                     Number of                    Paid-in        Compen-     Invest-         Retained
                                      Shares       Amount         Capital        sation      ments          Deficit         Total

BALANCE AT JULY 31, 1996........     12,052,644   $4,821,058    $40,688,535   $(102,690)   $(145,276)  $(17,664,772)    $27,596,855
    Employee stock purchase
         plan...................          8,537        3,415        123,616         --           --             --          127,031
    Stock options issued to
        directors (Note 5)......            --           --          52,393         --           --             --           52,393
    Stock options exercised.....         68,109       27,243        276,391         --           --             --          303,634
    Stock retired..............          (7,978)      (3,191)       (22,324)        --           --             --          (25,515)
    Unearned stock compensation
        amortization............            --           --             --      102,690          --             --          102,690
    Unrealized gain on investments          --           --             --          --       139,440            --          139,440
    Net loss....................            --           --             --          --           --      (8,496,182)     (8,496,182)

BALANCE AT JULY 31, 1997........     12,121,312    4,848,525     41,118,611         --        (5,836)   (26,160,954)     19,800,346
    Employee stock purchase
       plan.....................          7,811        3,124         69,909         --           --             --           73,033
    Stock options issued to
      directors and physicians
       (Note 5).................            --           --          60,455         --           --             --           60,455
    Stock options exercised.....         23,940        9,576         59,797         --           --             --           69,373
    Stock grants................         65,559       26,224        567,485    (919,106)         --             --         (325,397)
    Unearned stock compensation
      amortization..............            --           --             --      430,046          --             --          430,046
    Warrants issued.............            --           --         600,000         --           --             --          600,000
    Unrealized gain on
      investments...............            --           --             --          --         5,836            --            5,836
    Net loss....................            --           --             --          --           --     (11,969,342)    (11,969,342)

BALANCE AT JULY 31, 1998........     12,218,622    4,887,449     42,476,257    (489,060)         --     (38,130,296)      8,744,350
    Employee stock purchase
       plan.....................         19,881        7,952        106,181         --           --             --          114,133
    Stock options issued to
      directors and physicians
       (Note 5).................            --          --           54,349         --           --             --           54,349
    Stock options exercised.....         66,200       26,480        276,687         --           --             --          303,167
    Stock grants................          2,500        1,000         11,250     (20,250)         --             --           (8,000)
    Unearned stock compensation
      amortization..............            --          --              --      327,462          --             --          327,462
    Litigation settlement.......         22,785        9,114        215,886         --           --             --          225,000
    Stock retired...............        (12,814)      (5,126)        55,976      40,381          --             --           91,231
    Warrants exercised..........        120,000       48,000        780,000         --           --             --          828,000
    Debentures converted........      1,733,334      693,334     10,281,718         --           --             --       10,975,052
    Private placement
       stock offering...........        827,852      331,141      6,350,319         --           --             --        6,681,460
    Net loss....................            --           --             --          --           --     (12,021,431)    (12,021,431)

BALANCE AT JULY 31, 1999........     14,998,360   $5,999,344    $60,608,623   $(141,467)   $     --    $(50,151,727)    $16,314,773

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business Possis Medical, Inc. is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 43 years. In 1990 the Board of Directors decided to focus on medical products, which led to the sale of the Technical Services Division in 1991 and the Jet Edge industrial waterjet business in 1994. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decline due to a pacemaker lead technology shift. The name of the Company was changed to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. Possis Medical received AngioJet Rheolytic Thrombectomy System U.S. marketing approval for use in AV access hemodialysis grafts in December 1996 and for use in native coronary arteries and coronary bypass grafts in March 1999.

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

     Property, Depreciation, and Amortization Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

         Leasehold improvements..............        10%
         Machinery and equipment.............        10-33%

     Deferred Debt Issue Costs Deferred debt issue costs were being amortized on a straight-line basis over six years, based on the term of the 5% convertible subordinated debentures due 2004. In FY99, all of the 5% convertible subordinated debentures were converted into the Company's common stock. All unamoritzed deferred debt issue costs were offset against equity. Accumulated amortization at July 31, 1998 was $7,671.

     Original Issue Discount Original issue discount was being amortized on a straight-line basis over six years, based on the term of the 5% convertible subordinated debentures due 2004. The original amount of $600,000 was the value associated with the detachable stock warrants issued in conjunction with the convertible subordinated debentures. In FY99, all of the 5% convertible subordinated debentures were converted into the Company's common stock. All unamortized original issue discount was offset against equity. Accumulated amortization at July 31, 1998 was $5,161.

     Goodwill Goodwill is being amortized on a straight-line basis over 13 years, based on the remaining life of patent rights related to the Perma-Flow(R)Graft acquired in 1988. Accumulated amortization at July 31, 1999 and 1998 was $789,500 and $717,500, respectively.

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

     Earnings (Loss) Per Share Loss per share for 1999, 1998 and 1997 is computed by dividing the net loss by the weighted average number of common shares outstanding. Warrants, options, and convertible debentures representing 1,882,288, 2,511,762 and 1,359,344 shares of common stock at July 31, 1999, 1998 and 1997, respectively, have been excluded from the computations because the effect is antidilutive.

     Cash Equivalents The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

     Marketable Securities During 1998 and 1997, the Company sold available-for-sale securities aggregating approximately $5,992,000 and $1,012,000, realizing gains of $8,101 and $7,109 in 1998 and 1997, respectively.

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

     Comprehensive Income Effective fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be presented in the Company's financial statements.

     Segment Reporting Effective fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires disclosure of certain financial and descriptive information about operating segments as redefined by SFAS No. 131. The Company operates in one business segment.

     Derivative Instruments and Hedging Activities In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Management has not yet completed an assessment of the impact of adopting the provisions of SFAS No. 133 on the Company's financial statements. The standard is effective for the Company in fiscal 2001.


2.    DISCONTINUED OPERATIONS

     Technical Services Division On September 29, 1991, the Company sold its Technical Services division to Advance Technical Services, Inc. ("ATS"), which is 51% owned by a former officer of the Company. Under the terms of the sale, the Company received approximately $550,000 in cash and a note of $250,000 for the net assets of the business and realized a gain of $66,517. In addition, the Company received a percentage of ATS's annual revenues in excess of a specified amount through September 1996. As part of the sale, the Company also received $200,000 in cash and a note of $500,000 for an agreement not-to-compete for a five-year period; income from the now complete agreement was recognized ratably over the period of the agreement.

     During 1996, ATS prepaid the notes receivable and the estimated remaining royalty payments in connection with the sale of ATS. At July 31, 1997, all amounts related to the Company's sale of ATS were paid in full.

     Income from Discontinued Operations Operating results of the Technical Services division were as follows for the year ended July 31, 1997:

        Sales.........................................    $  --
        Income from operations........................    $  --
        Amortization of not-to-compete agreement......      41,768
        Percentage of ATS's revenues..................      69,771
        Income from discontinued operations ..........    $111,539



3.    LONG-TERM DEBT
   Long-term debt at July 31, 1999 and 1998 is as follows:                                   1999        1998

   Note payable, interest at 4.5%, interest and principal due June
     1999 and June 2001, collateralized by the Company's equipment...................      $175,000   $  175,000
   Notes payable, interest at 9.75%-10.15%, .principal and interest payable monthly, final payment due October 2002, collateralized by the
     Company's equipment.............................................................        17,218        4,513
   Convertible subordinated registered debentures due July 2004, face value of $12,000,000, net of unamortized original issue discount of $-0- and $594,839 as of July 31, 1999 and 1998, interest at 5%,
     converted in 1999, unsecured ...................................................          --      11,405,161
   Non-interest bearing note payable, principal payable in 10 equal quarterly payments beginning January 1997, final payment paid
     April 1999, unsecured...........................................................          --           5,700

                                                                                            192,218    11,590,374
    Less current maturities..........................................................       (92,490)      (97,713)

                                                                                           $ 99,728   $11,492,661


     In July 1998, the Company received $12,000,000 gross proceeds from the issuance of 5% convertible subordinated debentures due 2004 and 110,640 warrants valued at $600,000. During the year ended July 31, 1999, all of the 5% convertible subordinated debentures and related accrued interest totaling
$12,346,174 were converted into 1,733,334 shares of the Company's common stock at an average conversion price of $7.12 per share. The warrants are exercisable for common stock at $15.58 per share.


4.   INCOME TAXES

     At July 31, 1999, the Company had net operating loss carryforwards of approximately $45,793,000 for federal tax purposes, which expire in 2003 through 2019, and $13,455,000 for Minnesota tax purposes, which expire in 2003 through 2014.

     In addition, at July 31, 1999 the Company has approximately $2,126,000 and $548,000 in federal and state tax credits, respectively, substantially all of which are research and development tax credits, which expire from 2000 through 2014, and a $65,182 AMT credit which does not expire.

     Deferred tax assets and liabilities as of July 31, 1999 and 1998 are described in the table below. The Company reduced its net deferred tax assets to zero through a valuation allowance due to the uncertainty of realizing such assets:


                                                           1999        1998
  Current assets (liabilities):
  Allowance for doubtful accounts and returns.......... $ 171,000   $  51,000
  Inventory............................................   179,000     152,000
  Employee compensation and benefits...................   334,000     203,000
  Other  ..............................................    25,000      16,000
                                                          709,000     422,000
  Valuation allowance..................................  (709,000)   (422,000)
  Net    .............................................. $    --     $    --



Long-term assets:
     Net operating losses........................ $16,518,000     $12,464,000
     Amortization of patents.....................     365,000         276,000
     Tax credits.................................   2,674,000       1,975,000
     Depreciation................................    (263,000)       (222,000)

                                                   19,294,000      14,493,000
     Valuation allowance......................... (19,294,000)    (14,493,000)
     Net    ..................................... $      --       $      --


     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 1999, 1998 and 1997 as follows:


                                                         1999           1998           1997
  Tax benefit on loss from
    continuing operations computed at
    statutory rate of 34%..........................  $(4,087,000)   $(4,069,000)   $(2,889,000)
  Decrease in tax benefit due to nonrecognizable
    benefits of net operating loss
    carryforwards and others.......................    4,087,000      4,069,000      2,889,000
  Total income tax expense
    continuing operations..........................  $     --       $     --       $     --


5.    COMMON STOCK

     Private Placement Offering In May and June 1999, in conjunction with a private placement offering, the Company issued 827,852 shares of its common stock to various investors and received $7,000,000 in gross proceeds. The Company incurred issuance costs of $300,000. In addition, the Company issued 124,178 warrants to purchase shares of its common stock. The exercise price is $11.43 per share for 106,509 warrants and $11.69 per share for 17,669 warrants.

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

     The total number of shares of stock reserved and available for distribution under the 1992 Plan originally was 600,000 shares, a maximum of 350,000 of which may be issued as incentive stock options. The total number of shares reserved and available for distribution under the Plan was increased annually on January 2, 1993, 1994 and 1995, by 1% of the number of shares of the Company's common stock outstanding at July 31 of the prior fiscal year. In 1995 the Company amended the 1992 Stock Compensation Plan by increasing the number of common shares issuable under the Plan each year from 1% to 2% of the total number of shares outstanding at July 31 of the prior fiscal year. In addition, the number of common shares issuable as Incentive Stock Options under the Plan was increased to 1,000,000. In 1997, the Company amended the 1992 Stock Compensation Plan by increasing the number of shares issuable under the Plan each year from 2% to 3% of the total number of shares outstanding at July 31 of the prior fiscal year. In addition, the number of common shares issuable on Incentive Stock Options under the Plan was increased to 2,000,000.

     At July 31, 1999, there were 1,621,070 shares reserved for outstanding options and 407,332 shares available for granting of options under the 1992 Plan.

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

     In fiscal 1999, 1998 and 1997, the Company granted 11,477, 8,874 and 5,207 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options were granted under the 1992 Plan and vested immediately.

     A summary of changes in outstanding options for each of the three years ended July 31, 1999 follows:

                                                                 1999                      1998                      1997
     Shares under option at
        beginning of year............................         1,443,571                 1,212,944                   899,787
     Options granted - 1992 plan.....................           460,877                   302,674                   460,557
     Options exercised...............................           (66,200)                  (23,940)                  (68,109)
     Options canceled................................          (217,178)                  (48,107)                  (79,291)
        Shares under option at end of year...........         1,621,070                 1,443,571                 1,212,944
     Shares exercisable at end of year...............           859,866                   691,209                   581,238
     Exercise price of options granted...............       $3.52-15.50               $5.50-16.69              $10.62-20.45
     Exercise price of options exercised.............        $3.75-8.75                $1.00-5.75              $1.00-14.625
     Market price of options exercised...............       $7.43-14.95              $13.13-19.25             $16.75-19.625
     Aggregate market value of options
        exercised....................................          $603,877                  $424,396                $1,241,296


     Stock option weighted average exercise prices during 1999, 1998 and 1997 are summarized below:

                                                       1999      1998      1997
         Outstanding at beginning of year..........  $12.10    $11.63    $ 9.15
         Granted  .................................    7.79     13.55     15.81
         Exercised.................................    5.72      4.20      4.46
         Canceled .................................   13.98     13.79     12.40
         Outstanding at end of year................   10.89     12.10     11.63


     The following table summarizes information concerning options outstanding and exercisable options as of July 31, 1999:

                                       Weighted
                                       Average
         Range of                    Remaining        Weighted                         Weighted
         Exercise       Shares    Contractual Life     Average          Shares          Average
          Price      Outstanding     in Years      Exercise Price    Exercisable     Exercise Price
         $1 - $6       197,668        4.06           $  4.52           191,418         $ 4.48
         $6 - $12      695,627        7.40              8.30           293,992           8.48
         $12 - $17     562,225        7.47             14.18           286,244          14.17
         $17 - $21     165,550        7.18             18.20            88,213          18.21


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

     In fiscal 1999, the Company granted 2,500 shares of restricted stock to employees under the terms of the 1992 Plan, which vested 1,250 shares each year in fiscal years 2000 and 2001. Approximately $8,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $20,250 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 1999, 1998 and 1997, total compensation expense of $327,462, $430,046 and $102,690, respectively, was recognized on these restricted stock grants.

     Effective August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1992 Plan because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant except as noted previously in this note. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during 1999, 1998 and 1997, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                           1999           1998          1997
  Net loss:
    As reported....................   $(12,021,431)  $(11,969,342)  $(8,496,182)
    Pro forma......................    (14,312,062)   (14,122,375)   (9,752,401)
  Loss per share - basic and diluted:
    As reported....................   $       (.90)  $       (.98)  $      (.70)
    Pro forma......................             (1.07)      (1.16)         (.81)


     The fair value of options granted under the various option plans during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:


                                                   1999        1998       1997

   Dividend yield...........................       None        None        None
   Expected volatility......................        78%         47%         40%
   Risk-free interest rate..................       5.5%        6.5%        6.5%
   Expected life of option..................    120 mo.     120 mo.     120 mo.
   Fair value of options on grant date...... $2,964,817  $2,795,547  $4,353,803



     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 1999. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for any sixty consecutive calendar days.

     On September 15, 1994, warrants to purchase 120,000 shares of common stock at $6.90 per share were issued to John G. Kinnard & Company in conjunction with the Company's September 1994 public stock offering. In November 1998, these warrants were exercised.

     In July 1998, the Company issued to various investors 110,640 stock purchase warrants in conjunction with a private placement of convertible debentures (See Note 3). These warrants expire on July 15, 2002 and are exercisable into common stock at $15.58 per share. As of July 31, 1999, all such warrants were outstanding and unexercised.
     In May and June 1999, the Company issued 106,509 and 17,669 warrants, respectively, to various investors in conjunction with the Company's private placement offering. These warrants expire in May and June 2003 and are exercisable into common stock at $11.43 and $11.69, respectively.

     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 19,881 shares in 1999, 7,811 shares in 1998 and 8,537 shares in 1997 under this Plan.

6.    401 K PLAN

     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 1999, 1998 and 1997 were $208,563, $154,863 and
$97,765, respectively.


7.    COMMITMENTS AND CONTINGENCIES

     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in 2006. Rental payments under the lease are guaranteed by a letter of credit in the amount of $20,000 at July 31, 1999. Rental expense charged to operations was $241,674 in fiscal 1999, $241,674 in 1998 and $237,742 in fiscal 1997. Future minimum payments under the non-cancelable operating leases at July 31, 1999 were:

            Year Ended
             July 31                          Amount

              2000                           $242,000
              2001                            242,000
              2002                            242,000
              2003                            242,000
              2004                            242,000
              2005 and thereafter             484,000

           Total minimum lease payments    $1,694,000

     The lease is noncancelable before April 2001, after which it can be canceled with notice and payment of a termination fee.

     The Company is leasing a sales office under an operating lease effective August 1999 which expires in 2002. The future annual rentals on this operating lease are approximately $14,000 per year through 2002.

     The Company is a defendant in various lawsuits relating to business, some of which involve claims for unspecified amounts. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on the financial statements of the Company.


8.    SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment, the design, manufacture and distribution of cardiovascular and vascular medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wise basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues by United States and non-United States for each of the three years ended July 31, 1999, 1998 and 1997 are as follows:

                                    1999           1998         1997

     United States............  $12,632,300    $5,766,817    $4,029,806
     Non-United States........      491,179       351,033       804,271
     Total revenues...........  $13,123,479    $6,117,850    $4,834,077


     In 1999, 1998 and 1997 there were no individual customers with sales exceeding 10% of total revenues.


9.    PRODUCT SUPPLY AND DISTRIBUTION AGREEMENTS

     In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement with Horizon Medical Products, Inc. for its Perma-Seal Dialysis Access Graft. The first shipment under this agreement was made in January 1999.

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

     On March 15, 1996 the Company entered into a distribution agreement with Baxter Healthcare Corporation ("Baxter"). This agreement granted Baxter exclusive worldwide distribution rights to the Possis Perma-Flow Coronary Bypass Graft for a three-year term. Under this agreement, through July 31, 1997, the Company received $400,000 and was scheduled to receive up to an additional $200,000, on the second anniversary date of agreement signing, as long as the agreement was still in effect. In April 1998, this distribution agreement was modified with Baxter retaining non-exclusive distribution rights outside of the United States but has no distribution rights in the United States for the remaining term of the distribution agreement. In conjunction with the modification, the Company waived the $200,000 second anniversary payment. Effective March 15, 1999, all of Baxter's distribution rights to Possis Perma-Flow Coronary Bypass Graft terminated.


10.   SUBSEQUENT EVENT

     On September 15, 1999, the Company's Board of Directors has approved a Change in Control Termination Pay Plan that provides, at the discretion of the Board, salary and benefit continuation payments to executive officers and selected key management and technical personnel in the event they are terminated within 24 months of a change in control. In addition, executive officers, and other key management personnel, may, under the Plan, receive an additional payment upon a change in control notwithstanding their employment status following a change in control.

     Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure:

     During fiscal 1998 and 1999, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant:

     Information  under the heading "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 1999 is in the Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management:

     The security  ownership of certain  beneficial  owners and management is in
the  Proxy   Statement   under  the  heading  "Common  Stock  Ownershi"  and  is
incorporated herein by reference.


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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

         Consolidated Balance Sheets, July 31, 1999 and 1998
         Consolidated Statements of Operations for each of the three years in the period ended July 31, 1999
         Consolidated Statements of Comprehensive Loss for each of the three years in the period ended July 31, 1999.
         Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 1999.
         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 1999.
         Notes to Consolidated Financial Statements

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

 Exhibit     Form        Date Filed                   Description

   3.1       10-K     Fiscal year ended   Articles of incorporation as amended
                      July 31, 1994       and restated to date

   3.2       10-K     Fiscal year ended   Bylaws as amended and restated
                      July 31, 1999       to date

   4.1       8-A      December 13, 1996   Rights agreement, dated December 12,
                                          1996, between the Company and
                                          Norwest Bank Minnesota N.A., as
                                          rights agent

   4.2       8-K      July 24, 1998       Convertible Debenture Purchase
                                          Agreement dated July 14, 1998

   4.3       8-K      July 24, 1998       Form of Series A 5% Convertible
                                          Debenture due July 15, 2004,
                                          dated July 14, 1998

   4.4       8-K      July 24, 1998       Registration Rights Agreement
                                          between the Company and
                                          purchasers of the Convertible Debt
                                          dated July 14, 1998

   4.5       8-K      July 24, 1998       Form of Redeemable Warrant to
                                          purchasers of the Convertible
                                          Debt dated July 15, 1998

   4.6       10-K     November 23, 1966   Debenture Agreement with St. Paul
                                          Fire and Marine Company and
                                          Western Life Insurance Company
                                          and form of debenture rates and
                                          warrants

   4.7       8-K      May 12, 1999        Private placement Purchase Agreement
                                          dated May 11, 1999 between the
                                          Company and the investors listed
                                          therein

   4.8       8-K      May 12, 1999        Registration Rights Agreement between
                                          the Company and the investors in the
                                          purchase Agreement dated May 11, 1999

   4.9       8-K      May 12, 1999        Form of Warrant to investors of the
                                          Purchase  Agreement dated May 11, 1999

Exhibit     Form        Date Filed                   Description



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

Exhibit     Form        Date Filed                   Description

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

*  10.20    10-K      Fiscal Year ended   Change in Control Termination
                      July 31, 1999       Pay Plan

   10.21    10-K      Fiscal year ended   1999 Stock Compensation Plan
                      July 31, 1999

   21       10-K      Fiscal year ended   Subsidiaries of registrant
                      July 31, 1995

   23       10-K      Fiscal year ended   Consent of independent certified
                      July 31, 1999       public accountants

   27                                     Financial data schedule

   99       10-Q      Quarter ended       Investment risk factors
                      April 30, 1999

*    Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

     During the quarter ended July 31, 1999, the Company filed a report on Form 8-K dated May 12, 1999 reporting under Item 5 that the Company had entered into a Private Placement Purchase Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.

by: /s/ Russel E. Carlson
         Russel E. Carlson
         Vice President of Finance
         Chief Financial and Accounting Officer

Dated:  October 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                       Title                           Date


/s/ Donald C. Wegmiller        Chairman of the Board            October 29, 1999
Donald C. Wegmiller


/s/ Robert G. Dutcher          Director, President and          October 29, 1999
Robert G. Dutcher              Chief Executive Officer


/s/ Dean Belbas                Director                         October 29, 1999
Dean Belbas


/s/ Seymour J. Mansfield       Director                         October 29, 1999
Seymour J. Mansfield


/s/ Whitney A. McFarlin        Director                         October 29, 1999
Whitney A. McFarlin


/s/ William C. Mattison, Jr.   Director                         October 29, 1999
William C. Mattison, Jr.


/s/ Rodney A. Young            Director                         October 29, 1999
Rodney A. Young

                                                                    SCHEDULE II

                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 1999, 1998 AND 1997



       Column A                      Column B           Column C         Column D           Column E

                                                        Additions
                                     Balance at        Charged to
                                     Beginning          Costs and        Deductions         Balance at
         Description                  of Year           Expenses         Write-offs        End of Year
Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 1999            $   150,000        $  584,000        $ 245,000        $   489,000
Year ended July 31, 1998                 80,000           140,000           70,000            150,000
Year ended July 31, 1997                 60,000            96,530           76,530             80,000

Valuation allowance on
deferred tax asset:

Year ended July 31, 1999            $14,915,000        $5,008,000        $    --          $20,003,000
Year ended July 31, 1998             10,695,000         4,220,000             --           14,915,000
Year ended July 31, 1997              7,657,000         3,038,000             --           10,695,000


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

   23             Consent of independent certified public accountants

   27             Financial data schedule

                                                                    EXHIBIT 23





CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Possis Medical, Inc.:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-5467 on Form S-8, Post-Effective Amendment No. 1 to Registration Statement No. 33-33416 on Form S-8, Registration Statement No. 33-39987 on Form S-8, Registration Statement No. 33-56728 on Form S-8, and Registration Statement No. 333-57289 on Form S-8 of our report, dated August 31, 1999 (September 15, 1999 as to Note 10), appearing in this Annual Report on Form 10-K of Possis Medical, Inc. for the year ended July 31, 1999.



Deloitte & Touche LLP
Minneapolis, Minnesota
October 25, 1999

                                                                   EXHIBIT 3.2


                         BYLAWS OF P0SSIS MEDICAL, INC.
                                    ARTICLE I
                          DEFINITIONS AND ABBREVIATIONS

     As used herein,  the  following  terms shall have the  following  meanings:

     "Corporation" means Possis Medical, Inc.

     "Act" means the Minnesota Business Corporation Act, as amended from time to
time.  "Articles  of   Incorporation"   or  "Articles"  mean  the  Articles  of
Incorporation of the Corporation, as amended from time to time.

    "Bylaws" means the Bylaws of the Corporation, as amended from time to time.

     "Authorized Shares" means the shares of all classes of stock which the Corporation is authorized by the Articles of Incorporation to issue.

     "Registered Holders" means the shareholders of record of the issued shares of the Corporation as they appear upon the Shareholders' Ledger maintained by the Transfer Agent.


                                   ARTICLE II

                                 IDENTIFICATION

     Section 1. NAME. The name of the Corporation is Possis Medical, Inc.

     Section 2. REGISTERED OFFICE AND REGISTERED AGENT.

     Clause (a). OBLIGATION TO MAINTAIN. The Corporation shall have and continuously maintain in the State of Minnesota a registered office which may be, but need not be, the same as its place of business.

     Clause (b) REGISTERED OFFICE. The registered office of the Corporation in Minnesota shall be that set forth in a statement of the Board of Directors filed with the Secretary of State of the State of Minnesota.

     Section 3. PRINCIPAL BUSINESS OFFICE. The principal business office of the Corporation is 9055 Evergreen Blvd. N.W., Minneapolis, Minnesota. The
Corporation may have such other business offices either within or without the State of Minnesota as the Board of Directors may from time to time establish.

     Section 4. SEAL. If so directed by the Board of Directors, the Corporation may use a corporate seal. The failure to use such a seal, however, shall not affect the validity of any documents executed on behalf of the Corporation. The seal of the Corporation shall be circular in form and mounted upon a metal die, suitable for impressing the same upon paper. The seal need only include the word "Seal", but it may also include, at the discretion of the Board, such additional wording as is permitted by law.

     Section 5. FISCAL YEAR. The fiscal year of the Corporation shall begin on the first day of August in each year and end on the last day of July the following year.

                                   ARTICLE III

                                  CAPITAL STOCK

     Section 1. SUBSCRIPTIONS FOR SHARES. Unless otherwise provided in the subscription agreement, subscriptions for shares, whether made before or after the organization of the Corporation, shall be paid in full at such time, or in such installments and at such times, as shall be determined by the Board of Directors. Any call made by the Board of Directors for payment on subscriptions shall be uniform as to all shares of the same class or as to all shares of the same series, as the case may be. In case of default in the payment of any installment or call when such payment is due, the Corporation may proceed to collect the amount due in the same manner as any debt due the Corporation.

     Section 2. CONSIDERATION FOR SHARES. Common Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors provided it not be less than the par value of the shares so issued.

     Section 3. PAYMENT FOR SHARES. The consideration for the issuance of shares may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor or services actually performed for the Corporation. When payment of the consideration for which shares are to be issued shall have been received by the Corporation, such shares shall be deemed to be fully paid and non-assessable. Neither promissory notes nor future services shall constitute payment or part payment for shares of the Corporation. In the absence of fraud in the transaction, the judgment of the Board of Directors or the shareholders, as the case may be, as to the value of the consideration received for shares shall be conclusive. No certificate shall be issued for any share until such share is fully paid.

     Section 4. CERTIFICATES REPRESENTING SHARES. Certificates of shares of the Corporation shall be in such form as shall be prescribed by law and adopted by the Board of Directors, certifying the number of shares of the Corporation owned by each shareholder. The certificates shall be numbered in the order in which they are issued and shall be signed by the Chief Executive Officer and the Secretary or by such other officers as the Board of Directors may designate. The signatures of the Chief Executive Officer and the Secretary upon a certificate may be facsimiles. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she was such officer at the date of its issue. Such certificates shall also have such legends as may be required by any shareholder agreement or other agreement.

     Section 5. CERTIFICATES FOR SHARES OF COMMON STOCK. Each holder of the Common Stock of the Corporation shall be entitled to a certificate in a form approved by the Board of Directors.

     Section 6. TRANSFER OF SHARES. Transfer of certified shares on the books of the Corporation may be authorized only by the shareholder named in the certificate, or the shareholder's legal representative, or the shareholder's duly authorized attorney-in-fact, and upon surrender of the certificate or the certificates for such shares therefore properly endorsed. The Corporation may treat, as the absolute owner of the shares of the Corporation, the person or persons in whose name or names the shares are registered on the books of the Corporation. The transfer of uncertified shares, if any, shall be made by the means determined by the Board of Directors. Every certificate surrendered to the Corporation for exchange or transfer shall be canceled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been cancelled. The rights against the Corporation inherent in certified shares are transferable only by registration of such shares in the name of the assignee as the registered holder on the Shareholders Ledger maintained by the Transfer Agent of the Corporation.

     Section 7. TRANSFER AGENT AND REGISTRAR. The Board of Directors may appoint one or more transfer agents and one or more registrars and may require all certificates for shares to bear the signature or signatures of any of them. The Transfer Agent shall maintain among other records a Shareholders' Ledger, setting forth, among other things, the names and addresses of the holders of all issued shares of the Corporation, the number of shares held by each, the certificate numbers representing such shares, and the date of issue of the certificates representing such shares. The Registrar shall maintain among other records a Share Register, setting forth, among other things, the total number of shares of each class of shares which the Corporation is authorized to issue, and the total number of shares actually issued. The Shareholders' Ledger and the Share Register are hereby identified as the Stock Transfer Books of the Corporation; but as between the Shareholders' Ledger and the Share Register, the names and addresses of shareholders, as they appear on the Shareholders' Ledger maintained by the Transfer Agent, shall be the official list of "shareholders of record" of the Corporation, in the Articles of Incorporation, Bylaws, stock certificates, minutes and other records of the Corporation occasionally referred to as "registered holders." The name and address of each shareholder of record, as they appear upon the Shareholders' Ledger, shall be conclusive evidence as to who are the shareholders entitled to receive notice of the meetings of shareholders; to vote at such meetings, to examine a complete list of the shareholders entitled to vote at meetings; and to own, enjoy, and exercise any other property or rights deriving from such shares against the Corporation. Shareholders, but not the Corporation, its Directors, Officers, Agents or Attorneys, shall be responsible for notifying the Transfer Agent, in writing, of any changes in their names or addresses from time to time, and failure so to do will relieve the Corporation, its other Shareholders, Directors, Officers, Agents, and Attorneys, and its Transfer Agent and Registrar, of liability for failure to direct notices or other documents, or pay over or transfer dividends or other property or rights, to a name or address other than the name and address appearing in the Shareholders' Ledger maintained by the Transfer Agent.

     Section 8. LOST, STOLEN OR DESTROYED CERTIFICATES. The Corporation may issue a new certificate for shares of stock in the place of any certificate theretofore issued and alleged to have been lost, stolen or destroyed, but the Board of Directors may require the owner of such lost, stolen or destroyed certificate, or his legal representative, to furnish affidavits as to such loss, theft, or destruction and to give a bond in such form and substance, and with such surety or sureties, with fixed or open penalty, as it may direct, to indemnify the Corporation and the Transfer Agent and Registrar against any claim that may be made on account of the alleged loss, theft or destruction of such certificate.

                                   ARTICLE IV

                                THE SHAREHOLDERS

     Section 1. PLACE OF MEETINGS. Meetings of the shareholders of the Corporation may be held at such place, either within or without the State of Minnesota, as may be specified in the respective notices, or waivers of notice, thereof, or proxies to represent shareholders thereat.

     Section 2. ANNUAL MEETING. An annual meeting of the shareholders for the election of Directors and for the transaction of such other business as may properly come before the meeting shall be held on an annual basis as determined by the Board of Directors.

     Section 3. SPECIAL MEETINGS. Special meetings of the shareholders may be called by the Chief Executive Officer, the Board of Directors, or the holders of not less than one-tenth of all the shares entitled to vote at the meeting.

     Section 4. NOTICE OF MEETINGS--WAIVER. Written or printed notice, stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the Chief Executive Officer, the Secretary, or the Officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at this address as it appears on the Stock Transfer Books of the Corporation, with postage thereon prepaid. Waiver by a shareholder of notice in writing of a shareholders' meeting, signed by him, whether before or after the time stated therein, shall be equivalent to the giving of such notice. Attendance by a shareholder, whether in person or by proxy, at a shareholders' meeting shall constitute a waiver of notice of such meeting.

     Section 5. MEETINGS HELD UPON SHAREHOLDER DEMAND. Annual or special meetings of the shareholders may be demanded by a shareholder under the following circumstances:

     Clause (a). If an annual meeting of shareholders has not been held during the immediately preceding fifteen (15) months, a shareholder or shareholders holding three percent (3%) or more of all voting shares may demand an annual meeting of shareholders by written notice of demand given to the Chief Executive Officer or Chief Financial Officer the Corporation. If the Board fails to cause an annual meeting to be called and held as required by law, the shareholder or shareholders making the demand may call the meeting by giving notice as required by law, all at the expense of the Corporation.

     Clause (b). A shareholder or shareholders holding ten percent (10%) or more of the voting power of all shares entitled to vote may demand a special meeting of shareholders by written notice of demand given to the Chief Executive Officer or Chief Financial Officer of the Corporation and containing the purpose of the meeting, except that a special meeting for the purpose of considering any action to directly or indirectly effect a business combination, including any action to change or otherwise affect the composition of the Board of Directors for that purpose, must be called by twenty-five percent (25%) or more of the voting power of all shares entitled to vote. Within thirty (30) days after receipt of the notice of demand by the Chief Executive Officer or Chief Financial Officer, it shall be the duty of the Board of Directors to cause a special meeting to be duly called and held on notice no later than ninety (90) days after receipt of the demand. If the Board of Directors fails to cause such a meeting to be called and held as required by this Section, the shareholder or shareholders making the demand may call the meeting by giving notice as provided in Article IV, Section 4.

     Section 6. CLOSING OF TRANSFER BOOKS AND FIXING RECORD DATE. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the Stock Transfer Books shall be closed for a stated period but not to exceed, in any case, sixty days. If the Stock Transfer Books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the Stock Transfer Books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the Stock Transfer Books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of the Stock Transfer Books and the stated period of closing has expired.

     Section 7. QUORUM. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. The shareholders present at a duly organized meeting may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

     Section 8. VOTING.

     Clause (a) COMMON STOCK. Except as otherwise provided by the Act or by the Articles of Incorporation, every holder of the Common Stock of the Corporation shall be entitled to one vote for each share of Common Stock standing in his name on the books of the Corporation.

     Clause (b) PROHIBITION AGAINST VOTING STOCK. Common Stock shall not be voted at any meeting of shareholders in any of the following events:

     Item (i) If any installment of the purchase price owing the Corporation for such shares is due and unpaid thereon.

     Item (ii) If the certificate representing such shares shall have been transferred on the Shareholders' Ledger maintained by the Transfer Agent of the Corporation after the record date for determining shareholders entitled to vote at the meeting has been fixed by the Board of Directors, or, if no record date is so fixed, then after the date on which notice of the meeting is mailed to shareholders.

     Clause (c) PROXIES. A shareholder may vote either in person or by proxy executed in writing by the shareholder, or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

     Clause (d) VOTING OF SHARES OWNED BY OTHER CORPORATIONS. Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the Bylaws of such other corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such other corporation may determine; or, in the absence of such provision or determination, as the President or Vice President and Secretary or Assistant Secretary of such other corporation may by proxy, duly executed and sealed (but not necessarily acknowledged or verified), designate.

     Clause (e) VOTING OF SHARES OWNED BY FIDUCIARIES. Shares held by an administrator, executor, guardian or conservator may be voted either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. It shall not be necessary for such fiduciary to obtain a court order authorizing him to vote such shares. The general proxy of a fiduciary shall be given the same weight and effect as a general proxy of an individual or corporation.

     Clause (f) VOTING OF SHARES OWNED BY RECEIVERS. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

     Clause (g) VOTING OF PLEDGED SHARES. A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledge, and thereafter the pledge shall be entitled to vote the shares so transferred.

     Section 9. PROPOSALS. To be properly brought before a regular meeting of shareholders, business must be (i) specified in the notice of the meeting, (ii) directed to be brought before the meeting by the Board of Directors or (iii) proposed at the meeting by a shareholder who (A) was a shareholder of record at the time of giving of notice provided for in these Bylaws, (B) is entitled to vote at the meeting and (C) gives prior notice of the matter, which must otherwise be a proper matter for shareholder action, in the manner herein provided. For business to be properly brought before a regular meeting by a shareholder, the shareholder must give written notice to the Secretary of the Corporation so as to be received at the principal executive offices of the Corporation at least 120 days before the date that is one year after the date of the corporation's proxy statement for the prior year's regular meeting. Such notice shall set forth (i) the name and record address of the shareholder and of the beneficial owner, if any, on whose behalf the proposal will be made, (ii) the class and number of shares of the Corporation owned by the shareholder and beneficially owned by the beneficial owner, if any, on whose behalf the proposal will be made, (iii) a brief description of the business desired to be brought before the regular meeting and the reasons for conducting such business and (iv) any material interest in such business of the shareholder and the beneficial owner, if any, on whose behalf the proposal is made. The chairman of the meeting may refuse to acknowledge any proposed business not made in compliance with the foregoing procedure.

     Section 10. CONDUCT OF SHAREHOLDER MEETINGS. The presiding officer of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such presiding officer, are appropriate for conduct of the meeting. To the extent not prohibited by law, such rules, regulations or procedures may include, without limitation, establishment of (i) an agenda or order of business for the meeting and the method by which business may be proposed, (ii) rules and procedures for maintaining order at the meeting and the safety of those present, (iii) limitations on attendance at or participation in the meeting to shareholders of record of the Corporation, their duly authorized proxies or such other person as the presiding officer of the meeting shall determine, (iv) restrictions on entry to the meeting after the time fixed for the commencement thereof and (v) limitations on the time allotted to questions or comments by participants. Any proposed business contained in the notice of a regular meeting is deemed to be on the agenda and no further motions or other actions shall be required to bring such proposed business up for consideration. Unless and to the extent otherwise determined by the presiding officer of the meeting, it shall not be necessary to follow Robert's Rules of Order or any other rules of parliamentary procedure in the meeting of the shareholders. Following completion of the business of the meeting as determined by the presiding officer of the meeting, the presiding officer of the meeting shall have the exclusive authority to adjourn the meeting.


                                    ARTICLE V

                             THE BOARD OF DIRECTORS


     Section 1. NUMBER AND QUALIFICATIONS. The business and affairs of the Corporation shall be managed by a Board of not more than nine Directors, who need not be residents of the State of Minnesota, or shareholders of the Corporation. The number of Directors may be any lesser number, but may not be less than three. The number of Directors may be increased to any number, from time to time, by amendment of this Section; but no decrease shall have the effect of shortening the term of any incumbent Director.

     Section 2. ELECTION.

     Clause (a) Members of the Board of Directors shall hold office until the next annual meeting of the shareholders or until death, resignation, removal or disqualification. At each annual meeting, the shareholders shall elect Directors to hold office until the next succeeding annual meeting. Each Director shall hold office for the term for which he is elected, and until his successor shall be elected and qualified.

     Clause (b) Nominations of persons for election as Directors at a regular meeting of shareholders may be made (i) by or at the direction of the Board of Directors or (ii) by any shareholder who (A) was a shareholder of record at the time of giving of notice provided for in these Bylaws, (B) is entitled to vote at the meeting and (C) gives prior notice of the nomination in the manner herein provided. For a nomination to be properly made by a shareholder, the shareholder must give written notice to the Secretary of the Corporation so as to be received at the principal executive offices of the Corporation at least 120 days before the date that is one year after the date of the corporation's proxy statement for the prior year's regular meeting. Such notice shall set forth (i) as to the shareholder giving the notice: (A) the name and record address of the shareholder and the beneficial owner, if any, on whose behalf the nomination will be made, and (B) the class and number of shares of the Corporation owned by the shareholder and beneficially owned by the beneficial owner, if any, on whose behalf the nomination will be made and (ii) as to each person the shareholder proposes to nominate: (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person and (C) the class and number of shares of the Corporation's capital stock beneficially owned by the person. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

     Section 3. VACANCIES. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors, though less than a quorum of the Board of Directors. A Director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of increase in the number of Directors may be filled by the affirmative vote of the majority of the remaining Directors, though less than a quorum of the Board of Directors. A Director elected to fill such a vacancy shall hold office until the next annual meeting of shareholders and until his successor shall have been elected and qualified.

     Section 4. PLACE OF MEETINGS. Meetings of the Board of Directors of the Corporation, annual, regular or special, may be held either within or without the State of Minnesota. A conference among Directors of the Corporation by any means of communication through which the Directors may simultaneously hear each other during the conference constitutes a meeting of the Board of Directors.

     Section 5. ANNUAL MEETINGS. The Board of Directors shall meet each year immediately after the annual meeting of the shareholders, at the place where such meeting of the shareholders has been held (either within or without the State of Minnesota), or at such other location as the Board shall determine, for the purpose of organization, election of officers, and consideration of any other business that may properly be brought before the meeting. No notice of any kind to either old or new members of the Board of Directors for such annual meeting shall be necessary.

     Section 6. REGULAR MEETINGS. Regular meetings of the Board of Directors shall be held at least four (4) times a year as the Board of Directors may, from time to time, determine.

     Section 7. SPECIAL MEETINGS. Special meetings of the Board of Directors of the Corporation shall be held upon notice thereof by letter, facsimile, telephone, electronic mail, word-of-mouth or other means given not later than twenty-four (24) hours prior to the time for such meeting. Notice of any special meeting of the Board of Directors may be waived in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, and shall be equivalent to the giving of such notice. Attendance of a Director at a special meeting shall constitute a waiver of notice of such special meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of any business, because such special meeting is not lawfully convened. Neither the business to be transacted at, nor the purpose of any special meeting of the Board of Directors, need be specified in the notice, or waiver of notice of such meeting.

     Section 8. QUORUM. A majority of the Directors currently holding office shall constitute a quorum for the transaction of business. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Section 9. COMMITTEES.

     Clause (a) A resolution approved by the affirmative vote of a majority of the Board of Directors may establish committees having the authority of the Board in the management of the business of the Corporation to the extent provided in the resolution. Committees shall be subject at all times to the direction and control of the Board, except as provided in Article V, Section 10.

     Clause (b) A committee shall consist of one or more natural persons, who need not be Directors, appointed by the affirmative vote of a majority of the Directors present at a duly held meeting of the Board.

     Clause (c) Minutes, if any, of committee meetings shall be made available upon request to members of the committee and to any Director.

     Section 10. COMMITTEE OF DISINTERESTED PERSONS. Pursuant to the procedure set forth in Section 9 above, the Board may establish a committee composed of two or more disinterested Directors or other disinterested persons to determine whether it is in the best interest of the Corporation to pursue a particular legal right or remedy of the Corporation and whether to cause the dismissal or discontinuance of a particular proceeding that seeks to assert a right or remedy on behalf of the Corporation. For the purposes of this Section, a Director or other person is "disinterested" if the director or other person is not the owner of more than 1% of the stock of the Corporation or a related corporation, is not a present or former officer, employee, or agent of the Corporation or of a related corporation, and has not been made or threatened to be made a party to the proceeding in question. The committee, once established, is not subject to the direction or control of, or termination by, the Board. A vacancy on the committee may be filled by a majority vote of the remaining committee members. The good faith determinations of the committee are binding upon the Corporation and its directors, officers, and shareholders. The committee shall terminate when it issues a written report of its determinations to the Board.

     Section 11. DIVIDENDS.

     Clause (a) SHARE DIVIDENDS. The Board of Directors or the shareholders may, from time to time, declare and the Corporation may pay dividends on its outstanding shares in cash, property, or its own shares, except when the
Corporation is insolvent or when the payment thereof would render the Corporation insolvent or when the declaration or payment thereof would be contrary to any restrictions contained in the Articles of Incorporation or the Act.

     Section 12. LOANS. The Board of Directors shall have power with respect to the lending of funds:

     Clause (a) TO LEND FUNDS GENERALLY. To lend money for any general business purposes; invest the funds of the Corporation from time to time; and take and hold real and personal property as security for the payment of funds so loaned or invested; but to make no loans secured by the shares of the Corporation.

     Clause (b) TO LEND FUNDS TO EMPLOYEES. To lend money to, and otherwise assist, its employees, other than its Directors and Officers; but to make no loans secured by the shares of the Corporation.

     Section 13. IMPROPER ACTION AT MEETINGS.

     Clause (a) IMPROPER DIVIDEND OR DISTRIBUTION. Directors who vote for or assent to the declaration of any dividend or other distribution of the assets of the Corporation to its shareholders contrary to the provisions of the Act or the Articles of Incorporation, shall be jointly and severally liable to the Corporation for the amount of such dividend which is paid or the value of such assets which are distributed in excess of the amount of such dividend or distribution which could have been paid or distributed without a violation of hate provisions of the Act or the Articles of Incorporation.

     Clause (b) IMPROPER PURCHASE OF SHARES OF THE CORPORATION. Directors who vote for or assent to the purchase of the shares of the Corporation contrary to the provisions of the Act or the Articles of Incorporation shall be jointly and severally liable to the Corporation for the amount of consideration paid for such shares which is in excess of the maximum amount which could have been paid therefore without a violation of the provisions of the Act or the Articles of Incorporation.

     Clause (c) IMPROPER LIQUIDATION OF ASSETS. Directors who vote for or assent to any distribution of assets of the Corporation to its Shareholders during the liquidation of the Corporation without payment and discharge of, or making adequate provision for, all known debts, obligations, and liabilities of the Corporation shall be jointly and severally liable to the Corporation for the value of such assets which are distributed to the extent that such debts, obligations and liabilities of the Corporation are not thereafter paid and discharged.

     Clause (d) IMPROPER LOANS. Directors who vote for or assent to the making of a loan to an Officer or Director of the Corporation, or the making of any loan secured by shares of the Corporation, shall be jointly and severally liable to the Corporation for the amount of such loan until the repayment thereof.

     Clause (e) EFFECT OF GOOD FAITH. A Director shall not be liable under Clauses (a), (b), or (c) of this Section if he relied and acted in good faith upon financial statements of the Corporation represented to him to be correct by the President or the Officer of the Corporation having charge of its books of account, or certified by an independent public or certified public accountant or firm of such accountants fairly to reflect the financial condition of the Corporation, nor shall he be so liable if in good faith in determining the amount available for any such dividend or distribution he considered the assets to be of their book value.

     Clause (f) CONTRIBUTION FROM SHAREHOLDERS. Any Director against whom a claim shall be asserted under or pursuant to this Section for the payment of a dividend or other distribution of assets of the Corporation and who shall be held liable thereon, shall be entitled to contribution from the shareholders who accepted or received any such dividend or assets, knowing such dividend or distribution to have been made in violation of this Section, in proportion to the amounts received by them respectively.

     Clause (g) CONTRIBUTION FROM OTHER DIRECTORS. Any Director against whom a claim shall be asserted under or pursuant to this Section shall be entitled to contribution from the other Directors who voted for or assented to the action upon which the claim is asserted.

     Section 14. EFFECT OF PRESENCE AT MEETINGS. A Director who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

     Section 15. PLACES OF KEEPING RECORDS. Subject to the limitations existing under the Act and the laws of the State of Minnesota, the books of account, records, documents, and papers of the Corporation may be kept at any place or places within the State of Minnesota. Limitations on the place or places where the books of account, records, documents, and papers of the Corporation may be kept may be made from time to time by the Bylaws of the Corporation.

     Section 16. PROVISIONS FOR WORKING CAPITAL. The Board of Directors of the Corporation shall have power, from time to time, to fix and determine and to vary the amount to be reserved as working capital of the Corporation and, before the payment of any dividends or the making of any distribution of profits, it may set aside out of the net profits or earned surplus of the Corporation such sum or sums as it may from time to time in its absolute discretion determine to be proper whether as a reserve fund to meet contingencies or for the equalizing of dividends, or for repairing or maintaining any property of the Corporation, or for an addition to the stated capital, capital surplus, or earned surplus, or for any corporate purposes that he Board of Directors shall think conducive to the best interest of the Corporation, subject only to such limitations as the Restated Code of Bylaws of the Corporation may from time to time impose.

     Section 17. TO WHOM SHARES MAY BE SOLD. Subject to the provisions of the Articles of Incorporation, any of the shares of the Corporation may be issued, sold or otherwise disposed of by it from time to time to such person, corporations, or other legal entities as the Board of Directors of the Corporation may determine.

     Section 18. INTEREST OF DIRECTORS IN CONTRACTS. Any contract or other transaction between the Corporation and one or more of its Directors, or between the Corporation and any firm of which one or more of its Directors are members or employees, or in which they are interested, or between the Corporation and any corporation or association of which one or more of its Directors are shareholders, members, directors, officers, or employees, or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such Director or Directors at the meeting of the Board of Directors of the Corporation, which acts upon, or in reference to such contract or transaction, and notwithstanding his or their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors present, such interested Director or Directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

     Section 19. COMPENSATION OF DIRECTORS. By act of a majority of the Board of Directors, the members of the Board of Directors may be paid a retainer and/or a fee for attendance at all annual, regular, special and adjourned meetings of the Board and its duly constituted committees. No such fee shall be paid any Director if absent. Any Director of the Corporation may also serve the Corporation in any other capacity, and receive compensation therefore in any form.

                                   ARTICLE VI

                               EXECUTIVE COMMITTEE

     Section 1. DESIGNATION OF EXECUTIVE COMMITTEE. By resolution of the Board of Directors, the Board may designate two or more Directors to constitute an Executive Committee. The designation of such Executive Committee, and the delegation of the authority herein granted, shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law. No member of the Executive Committee shall continue to be a member thereof after he ceases to be a Director of the Corporation. The Board of Directors shall have the power at any time to increase or decrease the number of members of the Executive Committee, to fill vacancies thereon, to change any member thereof, and to change the functions or terminate the existence thereof.

     Section 2. POWERS OF THE EXECUTIVE COMMITTEE. During the intervals between meetings of the Board of Directors, and subject to such limitations as may be required by law or by resolution of the Board of Directors, the Executive Committee shall have and may exercise all of the authority of the Board of Directors in the management of the Corporation. The Executive Committee may also, from time to time, formulate and recommend to the Board of Directors for approval general policies regarding the management of the business and affairs of the Corporation. All minutes of meetings of the Executive Committee shall be submitted to the next succeeding meeting of the Board of Directors for approval; but failure to submit the same or to receive the approval thereof shall not invalidate any completed or incompleted action taken by the Corporation upon authorization by the Executive Committee prior to the time at which the same should have been, or was, submitted as above provided.

     Section 3. PROCEDURE; MEETINGS; QUORUM. The Chairman of the Executive Committee of the Corporation shall, if present, act as Chairman at all meetings of the Executive Committee, and the Secretary of the Corporation shall, if present, act as secretary of the meeting. In case of the absence of the Chairman from any meeting of the Executive Committee, the Executive Committee shall appoint an Acting Chairman of the meeting. The Executive Committee shall keep a record of its acts and proceedings. Regular meetings of the Executive Committee, of which no notice shall be necessary, shall be held on such days and at such places as shall be fixed by resolution adopted by a majority of the Executive Committee. Special meetings of the Executive Committee shall be called at the request of any member of the Executive Committee, and shall be held upon notice by letter, facsimile, or other electronic memo, delivered for transmission not later than during the second day immediately preceding the day for such meeting. Notice of any special meeting of the Executive Committee may be waived in writing, signed by the member or members entitled to such notice, whether before or after the time stated therein, and shall be equivalent to the giving of such notice. Attendance of any member of the Executive Committee at a special meeting shall constitute a waiver of notice of such special meeting. The Executive Committee may hold its meetings within or without the State of Minnesota, as it may from time to time by resolution determine. A majority of the Executive Committee shall be necessary to constitute a quorum for the transaction of any business, and the act of a majority of the members present at a meeting at which a quorum is present shall be the act of the Executive Committee. The members of the Executive Committee shall act only as a committee, and the individual members shall have no power as such.

                                   ARTICLE VII

                                    OFFICERS

     Section 1. NUMBER AND DESIGNATION. The Officers of the Corporation shall be elected or appointed by the Board of Directors. The Corporation shall have one or more natural persons exercising the functions of the offices of Chief Executive Officer and Chief Financial Officer. The Board of Directors may elect or appoint such other officers or agents as it deems necessary for the operation and management of the Corporation, with such powers, rights, duties, and responsibilities as may be determined by the Board, including, without limitation, a Chairman of the Board (who shall be a director), a President, one or more Vice Presidents, a Secretary, and a Treasurer, each of whom shall have the powers, rights, duties, and responsibilities set forth in these Bylaws, unless otherwise determined by the Board. Any of the offices or functions of those offices may be held or performed by the same person.

     Section 2. CHIEF EXECUTIVE OFFICER. Unless provided otherwise by a resolution adopted by the Board of Directors, the Chief Executive Officer: (a) shall be responsible for the general active management of the business of the Corporation; (b) shall, when present, preside at all meetings of the
shareholders;   (c)  shall  be  responsible  for  implementing  all  orders  and resolutions of the Board; (d) shall sign and deliver in the name of the Corporation any deeds, mortgages, bonds, contracts, or other instruments pertaining to the business of the Corporation, except where authority to sign and deliver is required or permitted by law to be exercised by another person and except where such authority is expressly delegated by these Bylaws or by the Board to some other officer or agent of the Corporation; (e) may maintain records of and certity proceedings of the Board and shareholders; and (f) shall perform such other duties as may from time to time be assigned to him by the Board.

     Section 3. CHIEF FINANCIAL OFFICER. Unless provided otherwise by a resolution adopted by the Board of Directors, the Chief Financial Officer: (a) shall keep accurate financial records for the Corporation; (b) shall deposit all moneys, drafts, and checks in the name of and to the credit of the Corporation in such banks and depositories as the Board of Directors shall designate from time to time; (c) shall endorse for deposit all notes, checks, and drafts received by the Corporation as ordered by the Board, making proper vouchers therefore; (d) shall disburse the funds of the Corporation as may be ordered by the Board of Directors or the Chief Executive Officer, making proper vouchers therefore; (e) shall render to the Chief Executive Officer and the Board of Directors, whenever requested, an account of all of his transactions as Chief Financial Officer and of the financial condition of the Corporation; and (f) shall perform such other duties as may be assigned to him by the Board of Directors or the Chief Executive Officer from time to time.

     Section 4. CHAIRMAN OF THE BOARD. The Chairman of the Board of the Corporation shall preside at all meetings of the Board of Directors and shall perform such other functions as may be determined from time to time by the Board.

     Section 5. PRESIDENT. Unless otherwise determined by the Board of Directors, the President shall be the Chief Executive Officer of the Corporation. If an officer other than the President is designated Chief Executive Officer, the President shall perform such duties as may from time to time be assigned to him by the Board, or if authorized by the Board, such duties as are assigned to him by the Chief Executive Officer.

     Section 6. VICE PRESIDENTS. Any one or more Vice Presidents, if any, may be designated by the Board of Directors as Executive Vice Presidents or Senior Vice Presidents. During the absence or disability of the President, it shall be the duty of the highest ranking Executive Vice President, and, in the absence of any such Vice President, it shall be the duty of the highest ranking Senior Vice President or other Vice President, who shall be present at the time and able to act, to perform the duties of the President. The determination of who is the highest ranking of two or more persons holding the same office shall, in the absence of specific designation of order or rank by the Board of Directors, be made on the basis of the earliest date of appointment or election, or, in the event of simultaneous appointment or election, on the basis of the longest continuous employment by the Corporation.

     Section 7. SECRETARY. The Secretary, unless otherwise determined by the Board, shall attend all meetings of the shareholders and all meetings of the Board of Directors, shall record or cause to be recorded all proceedings thereof in a book to be kept for that purpose, and may certity such proceedings. Except as otherwise required or permitted by law or by these Bylaws, the Secretary shall give or cause to be given notice of all meetings of the shareholders and all meetings of the Board of Directors.

     Section 8. TREASURER. Unless otherwise determined by the Board, the Treasurer shall be the Chief Financial Officer of the Corporation. If an officer other than the Treasurer is designated Chief Financial Officer, the Treasurer shall perform such duties as may from time to time be assigned to him by the Board.

     Section 9. TREASURER'S BOND. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement, or removal from office, of all books, papers, vouchers, money, and other property of whatever kind in his possession or under his control belonging to the Corporation.

     Section 10. VACANCIES. If any office becomes vacant by reason of death, resignation, retirement, disqualification, removal, or other cause, the directors then in office, although less than a quorum, may by a majority vote, choose a successor or successors who shall hold office for the unexpired term in respect of which such vacancy occurred.

     Section 11. AUTHORITY AND DUTIES. In addition to the foregoing authority and duties, all officers of the Corporation shall respectively have such authority and perform such duties in the management of the business of the Corporation as may be designated from time to tine by the Board of Directors. Unless prohibited by a resolution approved by the affirmative vote of a majority of the Directors present, an officer elected or appointed by the Board may, without the approval of the Board ,delegate some or all of the duties and powers of an office to other persons.

     Section 12. TERM; RESIGNATION; REMOVAL; VACANCIES.

     Clause (a) All officers of the Corporation shall hold office until their respective successors are chosen and have qualified or until their earlier death, resignation, or removal.

     Clause (b) An officer may resign at any time by giving written notice to the Corporation. The resignation is effective without acceptance when the notice is given to the Corporation, unless a later effective date is specified in the notice.

     Clause (c) An officer may be removed at any time, with or without cause, by a resolution approved by an affirmative vote of the majority of the directors present at a duly held Board meeting.

     Clause (d) A vacancy in an office because of death, resignation, removal, disqualification, or other cause may, or in the case of a vacancy in the office of Chief Executive Officer or Chief Financial Officer shall, be filled by the Board.

     Section 13. OFFICERS SHALL NOT LEND CORPORATE CREDIT. Except when properly authorized to act on behalf of the Corporation, no officer of this Corporation may sign or endorse, in the name of or on behalf of this Corporation or in his official capacity, any obligations for the accommodation of any other party. No check, note, bond, stock certificate, or other security or thing of value belonging to this Corporation shall be used by an officer or director as collateral for any obligation other than a valid obligation of the Corporation.

     Section 14. SALARIES. The salaries of all officers of the Corporation shall be fixed by the Board of Directors or by the Chief Executive Officer, if authorized by the Board.


                                  ARTICLE VIII

     Section 1. INDEMNIFICATION. The Corporation shall indemnify such persons for such expenses and liabilities, in such manner, under such circumstances, and to such extent, as required or permitted by Minnesota Statutes Section 302A.521, as amended from time to time, or as required or permitted by other provisions of law.

     Section 2. INSURANCE. The Corporation may purchase insurance, at its expense, to protect itself and any Director, Officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Minnesota Business Corporation Act.


                                   ARTICLE IX

                             SPECIAL CORPORATE ACTS.
                    NEGOTIABLE INSTRUMENTS, DEEDS, CONTRACTS
                           AND SHAREHOLDERS' MEETINGS.

     Section 1. EXECUTION OF NEGOTIABLE INSTRUMENTS. All checks, drafts, notes, bonds, bills of exchange and orders for the payment of money of the Corporation shall, unless otherwise directed by the Board of Directors, or unless otherwise required bylaw, be signed by any two of the following Officers: Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, a Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary. The Board of Directors may, however, authorize any one of such Officers to sign checks, drafts and orders for the payment of money, which are for respective amounts not in excess of $10,000.00 in any case, singly and without necessity of countersignature; and may designate Officers and employees of the Corporation, other than those names above, or different combinations of such Officers and employees of the Corporation, who may, in the name of the Corporation, execute in its behalf checks, drafts and orders for the payment of money, which are for amounts not in excess of $5,000.00.

     Section 2. EXECUTION OF DEEDS, CONTRACTS, ETC. Subject always to the specific directions of the Board of Directors all deeds and mortgages made by the Corporation and all other written contracts and agreements to which the Corporation shall be a party shall be executed in its name by the President or one of the Vice Presidents and attested by the Secretary or an Assistant Secretary; and the Secretary or an Assistant Secretary, when necessary or required, shall affix the Corporate Seal thereto.

     Section 3. ENDORSEMENT OF STOCK CERTIFICATES. Subject always to the specific directions of the Board of Directors, any share or shares of stock issued by any corporation and owned by the Corporation (including reacquired shares of stock of the Corporation) may, for sale or transfer, be endorsed in the name of the Corporation by the President or one of the Vice Presidents, and attested by the Secretary or an Assistant Secretary either with or without affixing thereto the Corporate Seal.


     Section 4. VOTING OF SHARES OWNED BY CORPORATION. Subject always to the specific directions of the Board of Directors, any share or shares of stock issued by any other corporation and owned or controlled by the Corporation may be voted at any shareholders meeting of such other corporation by the President of the Corporation if he be present, or in his absence by any Vice President of the Corporation who, may be present. Whenever, in the judgment of the President, or, in his absence, of any Vice Presidents, it is desirable for the Corporation to execute a proxy or give a shareholders consent in respect to any share of shares of stock issued by any other corporation and owned by the Corporation, such proxy or consent shall be executed in the name of the Corporation by the President or one of the Vice Presidents of the Corporation and shall be attested by the Secretary or an Assistant Secretary of the Corporation under the Corporate Seal without necessity of any authorization by the Board of Directors. Any person or persons designated in the manner above stated as the proxy or proxies of the Corporation shall have full right, power and authority to vote the share or shares of stock issued by such other corporation and owned by the Corporation the same as such share or shares might be voted by the Corporation.


                                    ARTICLE X

                                   AMENDMENTS

     The power to alter, amend or repeal these Bylaws, or adopt new Bylaws, is vested in the Board of Directors, but the affirmative vote of the number of Directors which is equal to a majority of the number who would constitute a full Board of Directors at the time of such action shall be necessary to effect any such action.

     The undersigned, Possis Medical, Inc., a Minnesota corporation, does hereby certify that the foregoing Bylaws were duly adopted as the Bylaws of the Corporation by its Board of Directors, and are effective as of June 10, 1999.




                                 POSSIS MEDICAL, INC.


                                 By:
                                    Irving R. Colacci, Secretary

                                                                 EXHIBIT 10.20



                                CHANGE IN CONTROL
                              TERMINATION PAY PLAN

                                    SECTION 1

INTRODUCTION

     Effective September 15, 1999, Possis Medical, Inc., a Minnesota corporation (hereinafter sometimes referred to as "Employer" or the "Company"), hereby creates a change in control termination pay plan for the benefit of certain employees of the Employer in the event of a Change in Control. Capitalized terms used herein shall have the meaning provided in Section 9.

     The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of its officers and other key management and technical personnel, notwithstanding the possibility, threat or occurrence of a Change in Control (as defined below) of the Company. The Board believes it is essential to diminish the inevitable distraction of these employees by virtue of the personal uncertainties and risks created by a pending or threatened Change in Control and to encourage full attention and dedication to the Company currently and in the event of any threatened or pending Change in Control, and to provide specified individuals with compensation and benefit arrangements upon a Change in Control which ensure that the compensation and benefits expectations of these individuals will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has adopted this Change in Control Termination Pay Plan.

                                    SECTION 2

PARTICIPATION

     All Participants in the Plan shall be identified at the discretion of the Board. Participants shall be classified as Class I, Class II, Class III or Class IV Participants. An employee who has become a Participant shall be considered to continue as a Participant in the Plan until the date of the Participant's death or, if earlier, the date when the Participant is no longer employed by the Employer or is removed as a Participant at the discretion of the Board; provided, however, that a Participant who has a Termination of Employment within 24 months following the date of a Change in Control will not cease to be a Participant.

                                    SECTION 3

TERMINATION OF EMPLOYMENT

     3.1. Notice of Termination. Any purported termination of a Participant's employment by the Employer or the Participant, including a Termination of Employment as defined herein, (other than by reason of the Participant's death) within twenty-four (24) months following the month in which a Change in Control occurs, shall be communicated by a Notice of Termination to the other. No purported termination by the Employer of a Participant's employment shall be effective if it is not pursuant to a Notice of Termination. Failure by a Participant to provide Notice of Termination shall not limit any rights of the Participant under the Plan except to the extent the Employer can demonstrate that it suffered actual damages by reason of such failure.

     3.2. Participant's Termination Rights. A Participant's right to terminate his or her employment pursuant to the terms of the Plan shall not be affected by the Participant's incapacity due to physical or mental illness. A Participant's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason pursuant to the terms of the Plan. Termination by a Participant of the Participant's employment for Good Reason shall constitute termination for Good Reason for all purposes of the Plan, notwithstanding that the Participant may also thereby be deemed to have "retired" under any applicable retirement programs of the Employer.

                                    SECTION 4

TERMINATION PAYMENT

     4.1. Qualification. To qualify for a termination payment under the Plan, a Participant must (a) be a Participant as of the date of the Change in Control, and (b) have a Termination of Employment within 24 months following a Change in Control.

     4.2. Amount. Subject to the eligibility requirement set forth in Section 4.1, and the limitations set forth in Section 4.4 and Section 5, termination payments for Class I, Class II, Class III and Class IV Participants shall be determined as follows:

     4.2.1. Class I Participants. Termination payments shall be made to a Class I Participant in an amount equal to the sum of (a) thirty-six (36) times the Class I Participant's highest monthly base compensation during the six (6) months immediately before the Date of Termination; and (b) all annual incentive payments that the Class I Participant would have received for the year in which the Date of Termination occurs, had required performance targets been met, which shall be deemed to have occurred on the Date of Termination, whether or not they have occurred or could possibly occur. Said payments shall be paid in a single lump sum, discounted to present value, or by periodic payments consistent with payroll practices of the Employer during a term to be determined by the Board. The manner of payment shall be at the discretion of the Board.

     Additionally, the Class I Participant shall receive the following: (a) until the end of the thirty-sixth (36th) month following the month in which occurs the Class I Participant's Date of Termination, the Employer will arrange to provide the Class I Participant with welfare benefits (including life and health insurance benefits) and other employee benefits of substantially similar design and cost (to the Class I Participant) as the welfare benefits and other employee benefits available to the Class I Participant immediately prior to the Notice of Termination or immediately prior to the date of the Change in Control, whichever is greater; but benefits otherwise receivable by the Class I Participant pursuant to this clause (a) shall be discontinued if the Class I Participant obtains full-time employment providing welfare benefits during such period following such termination; and (b) group outplacement counseling services up to $20,000 in value. Notwithstanding the foregoing, the Employer shall not be required to continue to provide disability benefits following a Class I Participant's Date of Termination other than with respect to benefits to which the Class I Participant became entitled prior to the Date of Termination and which are required to be paid following such Date of Termination in accordance with the terms of applicable disability plans or policies in effect prior to such Date of Termination. The Class I Participant shall not be required to mitigate the amount of any payment provided for under the Plan by seeking other employment or otherwise, nor shall the amount of any payment provided for under the Plan be reduced by any compensation earned by the Class I Participant as the result of employment by another employer after the Date of Termination, or otherwise, except as set forth in clause (a) of this paragraph.

     4.2.2. Class II Participants. Termination payments shall be made to a Class II Participant in an amount equal to the sum of (a) twenty-four (24) times the Class II Participant's highest monthly base compensation during the six (6) months immediately before the Date of Termination; and (b) all annual incentive payments that the Class II Participant would have received for the year in which the Date of Termination occurs, had required performance targets been met, which shall be deemed to have occurred on the Date of Termination, whether or not they have occurred or could possibly occur. Said payments shall be paid in a single lump sum, discounted to present value, or by periodic payments consistent with payroll practices of the Employer during a term to be determined by the Board. The manner of payment shall be at the discretion of the Board.

     Additionally, the Class II Participant shall receive the following: (a) until the end of the twenty-fourth (24th) month following the month in which occurs the Class II Participant's Date of Termination, the Employer will arrange to provide the Class II Participant with welfare benefits (including life and health insurance benefits) and other employee benefits of substantially similar design and cost (to the Class II Participant) as the welfare benefits and other employee benefits available to the Class II Participant immediately prior to the Notice of Termination or immediately prior to the date of the Change in Control, whichever is greater; but benefits otherwise receivable by the Class II Participant pursuant to this clause (a) shall be discontinued if the Class II Participant obtains full-time employment providing welfare benefits during such period following such termination; and (b) group outplacement counseling services up to $15,000 in value. Notwithstanding the foregoing, the Employer shall not be required to continue to provide disability benefits following a Class II Participant's Date of Termination other than with respect to benefits to which the Class II Participant became entitled prior to the Date of Termination and which are required to be paid following such Date of Termination in accordance with the terms of applicable disability plans or policies in effect prior to such Date of Termination. The Class II Participant shall not be required to mitigate the amount of any payment provided for under the Plan by seeking other employment or otherwise, nor shall the amount of any payment provided for under the Plan be reduced by any compensation earned by the Class II Participant as the result of employment by another employer after the Date of Termination, or otherwise, except as set forth in clause (a) of this paragraph.

     4.2.3. Class III Participants. Termination payments shall be made to a Class III Participant in an amount equal to the sum of (a) twelve (12) times the Class III Participant's highest monthly base compensation during the six (6) months immediately before the Date of Termination; (b) all annual incentive payments that the Class III Participant would have received for the year in which the Date of Termination occurs, had required performance targets been met, which shall be deemed to have occurred on the Date of Termination, whether or not they have occurred or could possibly occur. Said payments shall be paid in a single lump sum, discounted to present value, or by periodic payments consistent with payroll practices of the Employer during a term to be determined by the Board. The manner of payment shall be at the discretion of the Board.

     Additionally, the Class III Participant shall receive the following: (a) until the end of the twelfth (12th) month following the month in which occurs the Class III Participant's Date of Termination, the Employer will arrange to provide the Class III Participant with welfare benefits (including life and health insurance benefits) and other employee benefits of substantially similar design and cost (to the Class III Participant) as the welfare benefits and other employee benefits available to the Class III Participant immediately prior to the Notice of Termination or immediately prior to the date of the Change in Control, whichever is greater; but benefits otherwise receivable by the Class III Participant pursuant to this clause (a) shall be discontinued if the Class II Participant obtains full-time employment providing welfare benefits during such period following such termination; and (b) group outplacement counseling services up to $10,000 in value. Notwithstanding the foregoing, the Employer shall not be required to continue to provide disability benefits following a Class III Participant's Date of Termination other than with respect to benefits to which the Class III Participant became entitled prior to the Date of Termination and which are required to be paid following such Date of Termination in accordance with the terms of applicable disability plans or policies in effect prior to such Date of Termination. The Class III Participant shall not be required to mitigate the amount of any payment provided for under the Plan by seeking other employment or otherwise, nor shall the amount of any payment provided for under the Plan be reduced by any compensation earned by the Class III Participant as the result of employment by another employer after the Date of Termination, or otherwise, except as set forth in clause (a) of this paragraph.

     4.2.4. Class IV Participants. Termination payments shall be made to a Class IV Participant in an amount equal to the sum of (a) six (6) times the Class IV Participant's highest monthly base compensation during the six (6) months immediately before the Date of Termination; (b) all annual incentive payments that the Class IV Participant would have received for the year in which the Date of Termination occurs, had required performance targets been met, which shall be deemed to have occurred on the Date of Termination, whether or not they have occurred or could possibly occur. Said payments shall be paid in a single lump sum, discounted to present value, or by periodic payments consistent with payroll practices of the Employer during a term to be determined by the Board. The manner of payment shall be at the discretion of the Board.

     Additionally, the Class IV Participant shall receive the following: (a) until the end of the sixth (6th) month following the month in which occurs the Class IV Participant's Date of Termination, the Employer will arrange to provide the Class IV Participant with welfare benefits (including life and health insurance benefits) and other employee benefits of substantially similar design and cost (to the Class IV Participant) as the welfare benefits and other employee benefits available to the Class IV Participant immediately prior to the Notice of Termination or immediately prior to the date of the Change in Control, whichever is greater; but benefits otherwise receivable by the Class IV Participant pursuant to this clause (a) shall be discontinued if the Class IV Participant obtains full-time employment providing welfare benefits during such period following such termination; and (b) group outplacement counseling services up to $5,000 in value. Notwithstanding the foregoing, the Employer shall not be required to continue to provide disability benefits following a Class IV Participant's Date of Termination other than with respect to benefits to which the Class IV Participant became entitled prior to the Date of Termination and which are required to be paid following such Date of Termination in accordance with the terms of applicable disability plans or policies in effect prior to such Date of Termination. The Class IV Participant shall not be required to mitigate the amount of any payment provided for under the Plan by seeking other employment or otherwise, nor shall the amount of any payment provided for under the Plan be reduced by any compensation earned by the Class IV Participant as the result of employment by another employer after the Date of Termination, or otherwise, except as set forth in clause (a) of this paragraph.

     4.3 Cash Transaction Bonus. In the event of a Change in Control, and notwithstanding their employment status following a Change in Control, Participants identified by the Board may receive a Cash Bonus calculated consistent based on the value of the Employer at the time of a Change in Control. To qualify for this Cash Bonus payment, the Participant must be a Participant as of the date of the Change in Control and must hold the same position, or have essentially the same or higher level of responsibility, as held when being named as a Participant.

     The Cash Bonus payments provided herein are intended to be paid to senior executive officers and other key management personnel of the Employer. Cash Bonus payments shall be paid only if the Employer achieves substantial growth in value. Said Cash Bonus Awards are intended and designed to be in an amount, in aggregate, between one percent (1%) and a maximum of four percent (4%) of the value of the Employer at the time of a Change in Control, as measured based on revenue levels.

     4.4 Certain Additional Payments by the Company.

     4.4.1 Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of a Participant identified by the Board as eligible for the benefit provided in this Section 4.4 (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 4.4 (a "Payment") would be subject to the excise tax imposed by Code Section 4999 or any interest or penalties are incurred by said Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then said Participant shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, said Participant retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

     4.4.2 Subject to the provisions of Section 9(c), all determinations required to be made under this Section 4.4, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by the Company, with the input of the Company's certified public accounting firm, which shall provide detailed supporting calculations to the Participant within 15 business days of the receipt of notice that there has been a Payment. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to said Participant within a reasonable time. As a result of the uncertainty in the application of Code Section 4999, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to
Section 4.4.3 and said Participant thereafter is required to make a payment of any Excise Tax, the Company shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company.

     4.4.3 Said Participant shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after said Participant is informed in writing of such claim and shall appraise the Company of the nature of such claim and the date on which such claim is requested to be paid. Said Participant shall not pay such claim prior to the expiration of the 30-day period following the date on which he or she gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies said Participant in writing prior to the expiration of such period that it desires to contest such claim, said participant shall:

     (i) give the Company any information reasonably requested by the Company relating to such claim;

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company;

     (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

     (iv) permit the Company to participate in any proceedings relating to such claim.

     Provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold said Participant harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 4.4.3, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Participant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the said Participant agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs said Participant to pay such claim and sue for a refund, the Company shall advance the amount of such payment to said Participant, on an interest-free basis and shall indemnify and hold said Participant harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of said Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and said Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

     4.4.4 If, after the receipt by said Participant of an amount advanced by the Company pursuant to Section 4.4.3, the said Participant becomes entitled to receive any refund with respect to such claim said participant shall (subject to the Company's complying with the requirements of Section 4.4.3) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by said Participant of an amount advanced by the Company pursuant to Section 4.4.3, a determination is made the said Participant shall not be entitled to any refund with respect to such claim and the Company does not notify said Participant in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     4.5 Legal Fees and Expenses. The Employer will pay any legal fees and expenses incurred by a Participant in connection with any dispute with any Federal, state or local governmental agency with respect to benefits claimed under the Plan. If the Participant utilizes arbitration to resolve any such dispute, the Employer will pay any legal fees and expenses incurred by the Participant in connection therewith.


                                    SECTION 5

280G LIMITATION

     The amount of any cash payment to be received by a Participant pursuant to the Plan shall be reduced (but not below zero) by the amount, if any, necessary to prevent any part of any payment or benefit received or to be received by the Participant in connection with a Change in Control (whether payable pursuant to the terms of the Plan or any other plan, contract, agreement or arrangement with the Employer, with any person whose actions result in a Change in Control of the Employer or with any person constituting a member of an "affiliated group" (as defined in section 280G(d)(5) of the Code)) (such foregoing payments or benefits referred to collectively as the "Total Payments"), from being treated as an "excess parachute payment" within the meaning of section 280G(b) (l) of the Code, but only if and to the extent such reduction will also result in, after taking into account all applicable state or federal taxes (computed at the highest marginal rate), including any taxes payable pursuant to section 4999 of the Code, a greater after-tax benefit to the Participant than the after-tax benefit to the Participant of the Total Payments computed without regard to any such reduction. For purposes of the foregoing, (a) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Employer and acceptable to the Participant does not constitute a "parachute payment" within the meaning of section 280G (b) (2) of the Code; (b) any reduction in payments pursuant to the Plan shall be computed by taking into account that portion of Total Payments which constitute reasonable compensation within the meaning of section 28OG(b)(4) of the Code in the opinion of such tax counsel; (c) the value of any non-cash benefit or of any deferred cash payment included in the Total Payments shall be determined by the Employer in accordance with the principles of section 28OG(d)(4) of the Code; and (d) in the event of any uncertainty as to whether a reduction in Total Payments to the Participant is required pursuant to the Plan, the Employer shall initially make the payment to the Participant and the Participant shall be required to refund to the Employer any amounts ultimately determined not to have been payable under the terms of the Plan.

                                    SECTION 6

AMENDMENT OR TERMINATION OF THE PLAN

     The Plan may be terminated or amended at any time, at the discretion of the Board. Except to the extent benefits have become payable but have not actually been paid, the Plan terminates automatically on the second anniversary of the date of a Change in
Control.


                                    SECTION 7

MISCELLANEOUS PROVISIONS

     7.1. Non-exclusivity of Rights. Nothing in the Plan shall prevent or limit any Participant's continuing or future participation in any benefit, bonus, incentive, retirement or other plan or program provided by the Employer and for which the Participant may qualify, nor shall anything in the Plan limit or reduce such rights as any Participant may have under any other agreement with, or plan, program, policy or practice of, the Employer. Amounts which are vested benefits or which a Participant is otherwise entitled to receive under any agreement with, or plan, program, policy or practice of, the Employer shall be payable in accordance with such agreement, plan, program, policy or practice, except as explicitly modified by the Plan.

     7.2. Successors. The Employer will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Employer or of any division or subsidiary thereof employing any Participant to expressly assume and agree to perform under the terms of the Plan in the same manner and to the same extent that the Employer would be required to perform if no such succession had taken place. Failure of the Employer to obtain such assumption and agreement prior to the effectiveness of any such succession shall entitle each affected Participant to compensation from the Employer in the same amount and on the same terms as the Participant would be entitled under the Plan if the Participant terminated employment for Good Reason following a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination and Notice of Termination shall be deemed to have been given on such date.

     7.3 Payments as Compensation. Payments under the Plan shall not be deemed compensation for purposes for any retirement or 401(k) Plan maintained by the Company.

     7.4. Notice. Notices and all other communications provided for under the Plan shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, postage prepaid, addressed to the other party as follows:

                    If to the Employer, to:
                        Possis Medical, Inc.
                        Attention: General Counsel
                        9055 Evergreen Blvd. N.W.
                        Minneapolis, MN 55433

     If to the Participant, to the address shown on the records of the Employer, which the Employer shall keep up to date.

     Either party may change its address for purposes of this Section 7.4 by giving appropriate notice to the other party.

     7.5. Governing Law. The validity, interpretation and construction of the Plan shall be governed by the laws of the State of Minnesota, except to the extent that federal law controls.

     7.6. Validity. The invalidity or unenforceability of any provision of the Plan shall not affect the validity or enforceability of any other provision of the Plan, which shall remain in full force and effect.

     7.7. Employment. The Plan does not constitute a contract of employment or impose on the Employer any obligation to retain any Participant as an employee, to continue any Participant's current employment status or to change any employment policies of the
Employer.

     7.8. Termination Prior to a Change in Control. Any termination of the Participant's employment by the Employer without Cause prior to a Change in Control, and which occurs at the request or insistence of any person (other than the Employer) in connection with a Change in Control shall be deemed to have occurred after the Change in Control for purposes of the Plan.


                                    SECTION 8

CLAIMS PROCEDURE

     8.1. General. If a Participant believes that he or she may be entitled to benefits, or the Participant is in disagreement with any determination that has been made, the Participant may present a claim to the Employer.

     8.2. Making a Claim. A Participant's claim must be written and must be delivered to the Employer. Within 30 days after delivery of such claim, the Participant shall receive either: (a) a decision; or (b) a notice describing special circumstances requiring a specified amount of additional time (but no more than 60 days from the date of delivery of such claim) to reach a decision.

     If such claim is wholly or partially denied, the Participant shall receive a written notice specifying: (a) the reasons for denial; (b) the Plan provisions on which the denial is based; and (c) any additional information needed from the Participant in connection with the claim and the reason such information is needed. The Participant also shall receive a copy of Section 8.3 below concerning the Participant's right to request a review.

     8.3 Requesting Review of a Denied Claim. A Participant may request that a denied claim be reviewed. Such request for review must be written and must be delivered to the Employer within 30 days after the Participant receives the written notice that the participant's claim was denied. Such request for review may (but is not required to) include issues and comments the Participant wants considered in the review. The Participant may examine pertinent Plan documents by asking the Employer. Within 30 days after delivery by the Participant of the Participant's request for review, the Participant shall receive either: (a) a decision; or (b) a notice describing special circumstances requiring a specified amount of additional time (but no more than 60 days from the date of delivery of such request for review) to reach a decision. The decision shall be in writing and shall specify the Plan provisions on which it is based.

     8.4. Exhaustion of Administrative Remedies. No Participant (nor the estate of any deceased Participant) may commence any legal action to recover Plan benefits or to enforce or clarify rights under the Plan under Section 502 or
Section 510 of ERISA, or under any other provision of law, whether or not statutory, until the claims and review procedures set forth herein have been exhausted in their entirety.

     Decisions. All decisions on claims and on reviews of denied claims will be made by the Employer. The Employer may, in its discretion, hold one or more hearings. If a Participant does not receive a decision within the specified time, the Participant should assume that the claim was denied or re-denied on the date the specified time expired. The Employer reserves the right to delegate its authority to make decisions.

                                    SECTION 9

DEFINITIONS

     When the following terms are used in this document with initial capital letters, they shall have the following meanings.

     9.1. Cause - shall mean (i) the material breach by a Participant of any obligation to the Company under the terms of this Plan; (ii) any acts of a Participant constituting gross negligence or conduct which is demonstrably and materially injurious to the Employer, monetarily or otherwise; (iii) Employees breach of any fiduciary duty to the Employer; or (iv) a Participant's conviction or the entry of a pleading of guilty or nolo contendere to any crime involving moral turpitude. For purposes of this definition, no act, or failure to act, on a Participant's part shall be deemed "willful" unless done, or omitted to be done, by the Participant with reasonable belief that the Participant's action or omission was not in the best interest of the Employer. Failure by a Participant to perform the Participant's duties with the Employer during any period of disability shall not constitute Cause.

     9.2. Change in Control - shall mean:

     (a) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Employer is then subject to such reporting requirement; or

     (b) the public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) of the Exchange Act) by the Employer or any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) that such person has become the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Employer (i) representing 25% or more, but not more than 50%, of the combined voting power of the Employer's then outstanding securities unless the transaction resulting in such ownership has been approved in advance by the Continuing Directors (as hereinafter defined) or
(ii) representing more than 50% of the combined voting power of the Employer's then outstanding securities (regardless of any approval by the Continuing Directors); provided, however, that notwithstanding the foregoing, no Change in Control shall be deemed to have occurred for purposes of the Plan by reason of the ownership of 25% or more of the total voting capital stock of the Employer then issued and outstanding by the Employer, any subsidiary of the Employer or any employee benefit plan of the Employer or of any subsidiary of the Employer or any entity holding shares of the common stock organized, appointed or established for, or pursuant to the terms of, any such plan (any such person or entity described in this clause is referred to herein as a "Employer Entity"); or

     (c) the announcement of a tender offer by any person or entity (other than an Employer Entity) for 20% or more of the Employer's voting capital stock then issued and outstanding, which tender offer has not been approved by the Board, a majority of the members of which are Continuing Directors, and recommended to the shareholders of the Employer; or

     (d) the Continuing Directors cease to constitute a majority of the Employer's Board of Directors; or

     (e) the shareholders of the Employer approve (i) any consolidation or merger of the Employer in which the Employer is not the continuing or surviving corporation or pursuant to which shares of Employer stock would be converted into cash, securities or other property, other than a merger of the Employer in which shareholders immediately prior to the merger have the same proportionate ownership of stock of the surviving corporation immediately after the merger;
(ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Employer; or (iii) any plan of liquidation or dissolution of the Employer.

     9.3. Code - shall mean the Internal Revenue Code of 1986, as amended.

     9.4. Continuing Director - shall mean any person who is a member of the Board of Directors of the Employer, while such person is a member of the Board of Directors, who is not an Acquiring Person (as hereinafter defined) or an Affiliate or Associate (as hereinafter defined) of an Acquiring Person, or a representative of an Acquiring Person or of any such Affiliate or Associate, and who (i) was a member of the Board of Directors as of the Effective Date or (ii) subsequently becomes a member of the Board of Directors, if such person's initial nomination for election or initial election to the Board of Directors is recommended or approved by a majority of the Continuing Directors for purposes of this definition. "Acquiring Person" shall mean any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) who or which, together with all Affiliates and Associates of such person, is the "beneficial owner" (as defined in Rule 13(d)-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Employer representing 20% or more of the combined voting power of the Employer's then outstanding securities, but shall not include the Investors or any Employer Entity; and "Affiliate" and "Associate" shall have their respective meanings ascribed to such terms in Rule 12(b)-2 promulgated under the Exchange Act.

     9.5. Date of Termination - shall mean the date specified in the Notice of Termination (except in the case of a Participant's death, in which case Date of Termination shall be the date of death); provided, however, that if the Participant's employment is terminated by the Employer, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Participant and if the Participant's employment is terminated by the Participant for Good Reason, the date specified in the Notice of Termination shall not be more than 60 days from the date the Notice of Termination is given to the Employer.

     9.6. Effective Date - shall mean September 15, 1999.

     9.7. Employer - shall mean Possis Medical, Inc., a Minnesota corporation, or any successor thereto pursuant to Section 7.2 hereof or by operation of law.

     9.8. Good Reason - shall mean the occurrence, without a Participant's express written consent, within 24 months following a Change in Control of any one or more of the following:

     (a) a significant reduction by the Employer in the Participant's base salary as in effect immediately prior to the Change in Control or as the same shall be increased from time to time;

     (b) the Employer's requiring the Participant to be based at a location in excess of thirty (30) miles from the location of the Participant's office immediately prior to the Change in Control:

     (c) the failure by the Employer to (i) continue in effect any material compensation or benefit plan, program, policy or practice in which the Participant was participating at the time of the Change in Control or (ii) provide the Participant with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the Change in Control (or as in effect following the Change in Control, if greater);

     (d) the failure of the Employer to obtain a satisfactory agreement from any Successor to the Employer to assume and agree to perform under the Plan, as contemplated in Section 7.2 hereof;

     (e) any purported termination by the Employer of the Participant's employment that is not effected pursuant to a Notice of Termination (as hereinafter defined); and

     (f) the assignment by the Employer to the Participant of any duties inconsistent in any respect with Participant's position (including status, offices, titles, and reporting requirements), authorities, duties, or other responsibilities as in effect immediately prior to the Change in Control or any other action of the Employer which results in a diminishment in such position, authority, duties, or responsibilities, other than an insubstantial and inadvertent action which is remedied by the Employer promptly after receipt of notice thereof given by the Participant.

     9.9. Notice of Termination - shall mean a written notice which shall set forth the Date of Termination and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Participant's employment.

     9.10. Participant - shall mean the employees of the Employer identified as such by the Board, as the same may be modified by the Employer from time to time. Each Participant shall be assigned to Class I, Class II, Class III or Class IV provided in Section 4 herein.

     9.11. Plan - shall mean the termination pay plan of the Employer established for the benefit of the Participants in the event of a Change in Control. The Plan shall be referred to as the "Possis Medical, Inc. Change in Control Termination Pay Plan."

     9.12. Plan Year - the twelve consecutive month period ending on any December 31.

     9.13. Termination of Employment - shall mean termination of a Participant's employment (a) by the Employer for any reason other than Cause or (b) by a Participant for Good Reason; but shall not include termination by reason of a Participant's death.

                                                                 EXHIBIT 10.21


                          1999 STOCK COMPENSATION PLAN

     Section 1. Purpose.

     The purpose of the Possis Medical, Inc. 1999 Stock Compensation Plan (the "Plan") is to promote the interests of Possis Medical, Inc. (the "Company") and its shareholders by aiding the Company in attracting, retaining and providing incentives to employees, officers, consultants, independent contractors and non-employee directors.

     Section 2. Definitions.

     As used in the Plan, the following terms shall have the meanings set forth below:

     (a) "Affiliate" shall mean (i) any entity that, directly or indirectly through one or more intermediaries, is controlled by the Company; and (ii) any entity in which the Company has a significant equity interest, in each case as determined by the Committee.

     (b) "Award" shall mean any Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Performance Award, Dividend Equivalent, Other Stock Grant or Other Stock-Based Award granted under the Plan.

     (c) "Award Agreement" shall mean any written agreement, contract or other instrument or document evidencing any Award granted under the Plan.

     (d) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any regulations promulgated thereunder.

     (e) "Committee" shall mean either the Board of Directors of the Company or a committee of the Board of Directors appointed by the Board of Directors to administer the Plan, comprised of not less than such number of Directors as shall be required to permit Awards granted under the Plan to qualify under Rule 16b-3. The Company expects to have the Plan administered in accordance with the requirements for the award of "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

     (f) "Company" shall mean Possis Medical, Inc., a Minnesota corporation, and any successor corporation.

     (g) "Director" shall mean a member of the Board of Directors of the Company.

     (h) "Dividend Equivalent" shall mean any right granted under Section 6(e) of the Plan.

     (i) "Eligible Person" shall mean any employee, officer, consultant, independent contractor or director providing services to the Company or any Affiliate whom the Committee determines to be an Eligible Person.

     (j) "Fair Market Value" shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee. Notwithstanding the foregoing, unless otherwise determined by the Committee, the Fair Market Value of Shares on a given date for purposes of the Plan shall not be less than: (i) the closing price as reported for composite transactions, if the Shares are then listed on a national securities exchange; (ii) the last sale price, if the Shares are then quoted on the NASDAQ National Market; or (iii) the average of the closing representative bid and asked prices of the Shares in all other cases; on the date as of which fair market value is being determined. If on a given date the Shares are not traded in an established securities market, the Committee shall make a good faith attempt to satisfy the requirements of this clause and in connection therewith shall take such action as it deems necessary or advisable.

     (k) "Incentive Stock Option" shall mean an option granted under Section 6(a) of the Plan that is intended to meet the requirements of Section 422 of the Code or any successor provision.

     (l) "Non-Qualified Stock Option" shall mean an option granted under Section 6(a) of the Plan that is not intended to be an Incentive Stock Option.

     (m) "Option" shall mean an Incentive Stock Option or a Non-Qualified Stock Option, and shall include Reload Options.

     (n) "Other Stock Grant" shall mean any right granted under Section 6(f) of the Plan.

     (o) "Other Stock-Based Award" shall mean any right granted under Section 6(g) of the Plan.

     (p) "Participant" shall mean an Eligible Person designated to be granted an Award under the Plan.

     (q) "Performance Award" shall mean any right granted under Section 6(d) of the Plan.

     (r)  "Person"  shall  mean  any   individual,   corporation,   partnership,
association or trust.

     (s) "Plan" shall mean the Possis Medical, Inc. 1999 Stock Compensation Plan, as amended from time to time.

     (t) "Reload Option" shall mean any Option granted under Section 6(a)(iv) of the Plan.

     (u) "Restricted Stock" shall mean any Shares granted under Section 6(c) of the Plan.

     (v) "Restricted Stock Unit" shall mean any unit granted under Section 6(c) of the Plan evidencing the right to receive a Share (or a cash payment equal to the Fair Market Value of a Share) at some future date.

     (w) "Shares" shall mean shares of Common Stock, $0.40 par value, of the Company or such other securities or property as may become subject to Awards pursuant to an adjustment made under Section 4(c) of the Plan.

     (x) "Stock Appreciation Right" shall mean any right granted under Section 6(b) of the Plan.

     Section 3. Administration.

     (a) Power and Authority of the Committee. The Plan shall be administered by the Committee. Subject to the express provisions of the Plan and to applicable law, the Committee shall have full power and authority to: (i) designate Participants; (ii) determine the type or types of Awards to be granted to each Participant under the Plan; (iii) determine the number of Shares to be covered by (or the method by which payments or other rights are to be calculated in connection with) each Award; (iv) determine the terms and conditions of any Award or Award Agreement; (v) amend the terms and conditions of any Award or Award Agreement and accelerate the exercisability of any Award or the lapse of restrictions relating to any Award; (vi) determine whether, to what extent and under what circumstances Awards may be exercised in cash, Shares, other securities, other Awards or other property, or canceled, forfeited or suspended;
(vii) determine whether, to what extent and under what circumstances cash, Shares, other securities, other Awards, other property and other amounts payable with respect to an Award under the Plan shall be deferred either automatically or at the election of the holder thereof or the Committee; (viii) interpret and administer the Plan and any instrument or agreement, including an Award Agreement, relating to the Plan; (ix) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and (x) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan. Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon any Participant, any holder or beneficiary of any Award, and any employee of the Company.

     (b) Delegation. The Committee may delegate its powers and duties under the Plan to one or more Directors or a committee of Directors, subject to such terms, conditions and limitations as the Committee may establish in its sole discretion.

     Section 4. Shares Available for Awards.

     (a) Shares Available. Subject to adjustment as provided in Section 4(c), the aggregate number of Shares that may be issued under all Awards under the Plan shall be 2,000,000, which number shall be increased annually effective August 1 by a number of shares equal to 2% of the number of shares of the Company issued and outstanding at the end of the immediately preceding fiscal year. Shares to be issued under the Plan may be either authorized but unissued Shares or Shares acquired in the open market or otherwise. Any Shares that are used by a Participant as full or partial payment to the Company of the purchase price relating to an Award, or in connection with the satisfaction of tax obligations relating to an Award, shall again be available for granting Awards (other than Incentive Stock Options) under the Plan. If any Shares covered by an Award or to which an Award relates are not purchased or are forfeited, or if an Award otherwise terminates without delivery of any Shares, then the number of Shares counted against the aggregate number of Shares available under the Plan with respect to such Award, to the extent of any such forfeiture or termination, shall again be available for granting Awards under the Plan. Notwithstanding the foregoing, the number of Shares available for granting Incentive Stock Options under the Plan shall not exceed 2,000,000, subject to adjustment as provided in the Plan and Section 422 or 424 of the Code or any successor provision.

     (b) Accounting for Awards. For purposes of this Section 4, if an Award entitles the holder thereof to receive or purchase Shares, the number of Shares covered by such Award or to which such Award relates shall be counted on the date of grant of such Award against the aggregate number of Shares available for granting Awards under the Plan.

     (c) Adjustments. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee to be appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of Shares (or other securities or other property) that thereafter may be made the subject of Awards, (ii) the number and type of Shares (or other securities or other property) subject to outstanding Awards and (iii) the purchase or exercise price with respect to any Award; provided, however, that the number of Shares covered by any Award or to which such Award relates shall always be a whole number.

     (d) Award Limitations Under the Plan. No Eligible Person may be granted any Award or Awards under the Plan, the value of which Awards is based solely on an increase in the value of the Shares after the date of grant of such Awards, for more than 500,000 Shares (subject to adjustment as provided for in Section 4(c)), in the aggregate in any calendar year. The foregoing annual limitation specifically includes the grant of any Awards representing "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

     Section 5. Eligibility.

     Any Eligible Person of the Company or any Affiliate shall be eligible to be designated a Participant. In determining which Eligible Persons shall receive an Award and the terms of any Award, the Committee may take into account the nature of the services rendered by the respective Eligible Persons, their present and potential contributions to the success of the Company or such other factors as the Committee, in its discretion, shall deem relevant. Notwithstanding the foregoing, an Incentive Stock Option may only be granted to full-time or part-time employees (which term as used herein includes, without limitation, officers and Directors who are also employees), and an Incentive Stock Option shall not be granted to an employee of an Affiliate unless such Affiliate is also a "subsidiary corporation" of the Company within the meaning of Section 424(f) of the Code or any successor provision.

     Section 6. Awards.

     (a) Options. The Committee is hereby authorized to grant Options to Eligible Persons with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

     (i) Exercise Price. The purchase price per Share purchasable under an Option shall be determined by the Committee; provided however, that the purchase price of an Incentive Stock Option shall not be less than 100% of the Fair Market Value of a Share on the date of grant of such Option.

     (ii) Option Term. The term of each Option shall be fixed by the Committee.

     (iii) Time and Method of Exercise. The Committee shall determine the time or times at which an Option may be exercised in whole or in part and the method or methods by which, and the form or forms (including, without limitation, cash, Shares, other securities, other Awards or other property, or any combination thereof, having a Fair Market Value on the exercise date equal to the relevant exercise price) in which payment of the exercise price with respect thereto may be made or deemed to have been made.

     (iv) Reload Options. The Committee may grant Reload Options, separately or together with another Option, pursuant to which, subject to the terms and conditions established by the Committee, the Participant would be granted a new Option when the payment of the exercise price of a previously granted option is made by the delivery of Shares owned by the Participant pursuant to Section 6(a)(iii) hereof or the relevant provisions of another plan of the Company, and/or when Shares are tendered or withheld as payment of the amount to be withheld under applicable income tax laws in connection with the exercise of an Option, which new Option would be an Option to purchase the number of Shares not exceeding the sum of (A) the number of Shares so provided as consideration upon the exercise of the previously granted option to which such Reload Option relates and (B) the number of Shares, if any, tendered or withheld as payment of the amount to be withheld under applicable tax laws in connection with the exercise of the option to which such Reload Option relates pursuant to the relevant provisions of the plan or agreement relating to such option. Reload Options may be granted with respect to Options previously granted under the Plan or any other stock option plan of the Company, or may be granted in connection with any Option granted under the Plan or any other stock option plan of the Company at the time of such grant. Such Reload Options shall have a per share exercise price equal to the Fair Market Value as of the date of grant of the new Option. Any Reload Option shall be subject to availability of sufficient Shares for grant under the Plan. Shares surrendered as part or all of the exercise price of the Option to which it relates that have been owned by the Participant less than six months will not be counted for purposes of determining the number of Shares that may be purchased pursuant to a Reload Option.

     (b) Stock Appreciation Rights. The Committee is hereby authorized to grant Stock Appreciation Rights to Eligible Persons subject to the terms of the Plan and any applicable Award Agreement. A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive upon exercise thereof the excess of (i) the Fair Market Value of one Share on the date of exercise (or, if the Committee shall so determine, at any time during a specified period before or after the date of exercise) over (ii) the grant price of the Stock Appreciation Right as specified by the Committee, which price shall not be less than 100% of the Fair Market Value of one Share on the date of grant of the Stock Appreciation Right. Subject to the terms of the Plan and any applicable Award Agreement, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

     (c) Restricted Stock and Restricted Stock Units. The Committee is hereby authorized to grant Restricted Stock and Restricted Stock Units to Eligible Persons with the following terms and conditions and with such additional terms and conditions not inconsistent with the provisions of the Plan as the Committee shall determine:

     (i) Restrictions. Shares of Restricted Stock and Restricted Stock Units shall be subject to such restrictions as the Committee may impose (including, without limitation, a waiver by the Participant of the right to vote or to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate.

     (ii) Stock Certificates: Delivery of Shares. Any Restricted Stock shall be registered in the name of the Participant and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock. In the case of Restricted Stock Units, no Shares shall be issued at the time such Awards are granted. Upon the lapse or waiver of restrictions and the restricted period relating to Restricted Stock Units evidencing the right to receive Shares, such Shares shall be issued and delivered to the holder of the Restricted Stock Units.

     (iii) Forfeiture. Except as otherwise determined by the Committee, upon a Participant's Termination of employment (as determined under criteria established by the Committee) during the applicable restriction period, all Shares of Restricted Stock and all Restricted Stock Units held by the Participant at such time shall be forfeited and reacquired by the Company; provided, however, that the Committee may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part any or all remaining restrictions with respect to Shares of Restricted Stock or Restricted Stock Units.

     (d) Performance Awards. The Committee is hereby authorized to grant Performance Awards to Eligible Persons subject to the terms of the Plan and any applicable Award Agreement. A Performance Award granted under the Plan (i) may be denominated or payable in cash, Shares (including, without limitation, Restricted Stock and Restricted Stock Units), other securities, other Awards or other property and (ii) shall confer on the holder thereof the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the Plan and any applicable Award Agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted, the amount of any payment or transfer to be made pursuant to any Performance Award and any other terms and conditions of any Performance Award shall be determined by the Committee.

     (e) Dividend Equivalents. The Committee is hereby authorized to grant Dividend Equivalents to Eligible Persons, subject to the terms of the Plan and any applicable Award Agreement, under which the Participants shall be entitled to receive payments (in cash, Shares, other securities, other Awards or other property as determined in the discretion of the Committee) equivalent to the amount of cash dividends paid by the Company to holders of Shares with respect to a number of Shares determined by the Committee.

     (f) Other Stock Grants. The Committee is hereby authorized, subject to the terms of the Plan and any applicable Award Agreement, to grant to Eligible Persons Shares without restrictions thereon as are deemed by the Committee to be consistent with the purpose of the Plan.

     (g) Other Stock-Based Awards. The Committee is hereby authorized to grant to Eligible Persons, subject to the terms of the Plan and any applicable Award Agreement, such other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Shares
(including, without limitation, securities convertible into Shares), as are deemed by the Committee to be consistent with the purpose of the Plan. Shares or other securities delivered pursuant to a purchase right granted under this
Section 6(g) shall be purchased for such consideration, which may be paid by such method or methods and in such form or forms (including, without limitation, cash, Shares, other securities, other Awards or other property or any combination thereof), as the Committee shall determine.

     (h) General.

     (i) No Cash Consideration for Awards. Awards shall be granted for no cash consideration or for such minimal cash consideration as may be required by applicable law.

     (ii) Awards May Be Granted Separately or Together. Awards may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other Award or any award granted under any plan of the Company or any Affiliate other than the Plan. Awards granted in addition to or in tandem with other Awards or in addition to or in tandem with awards granted under any such other plan of the Company or any Affiliate may be granted either at the same time as or at a different time from the grant of such other Awards or awards.

     (iii) Forms of Payment under Awards. Subject to the terms of the Plan and of any applicable Award Agreement, payments or transfers to be made by the Company or an Affiliate upon the grant, exercise or payment of an Award may be made in such form or forms as the Committee shall determine (including, without limitation, cash, Shares, other securities, other Awards or other property or any combination thereof), and may be made in a single payment or transfer, in installments or on a deferred basis, in each case in accordance with rules and procedures established by the Committee. Such rules and procedures may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments or the grant or crediting of Dividend Equivalents with respect to installment or deferred payments.

     (iv) Limits on Transfer of Awards. No Award (other than Other Stock Grants) and no right under any such Award shall be transferable by a Participant otherwise than by will or by the laws of descent and distribution; provided, however, that, if so determined by the Committee, a Participant may, in the manner established by the Committee, transfer Options (other than Incentive Stock Options) or designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Award upon the death of the Participant. Each Award or right under any Award shall be exercisable during the Participant's lifetime only by the Participant or, if permissible under applicable law, by the Participant's guardian or legal representative. No Award or right under any such Award may be pledged, alienated, attached or otherwise encumbered, and any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Company or any Affiliate.

     (v) Term of Awards. The term of each Award shall be for such period as may be determined by the Committee.

     (vi) Restrictions: Securities Exchange Listing. All Shares or other securities delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such restrictions as the Committee may deem advisable under the Plan, applicable federal or state securities laws and regulatory requirements, and the Committee may cause appropriate entries to be made or legends to be affixed to reflect such restrictions. If the Shares or other securities are listed on a securities exchange, the Company shall not be required to deliver any Shares or other securities covered by an Award until such Shares or other securities have been listed on such securities exchange.

     (i) Directors' Options.

     (i) Annual Grant. Directors of the Company who are not otherwise employees shall receive annually on January 2 Non-Qualified Options to purchase 3,000 shares of Stock. The exercise price for the Shares shall be the Fair Market Value of the stock on the date of the grant. Each Option shall become exercisable in annual increments of 750 shares beginning on the first anniversary of the date of grant, shall be exercisable for ten years following grant, and shall be generally subject to the terms and conditions set forth in the Plan.

     (ii) Options in Lieu of Director's Fees. Each Director who is not otherwise an employee of the Company shall be permitted to elect to receive fees that would otherwise be due for services as a Director in the form of discounted Non-Qualified Stock Options. Such election must be made on or before June 1 of each year with regard to fees that would otherwise be payable for that calendar year. The exercise price of such Options shall be 50% of the Fair Market Value on the date of grant, which shall be January 2 of the year following the year for which the fees were earned. Each Option shall become exercisable in full six months following the date of grant, shall be exercisable for ten years following the date of grant, and shall be generally subject to the terms and conditions set forth in the Plan. The number of Shares subject to each Option shall be calculated by dividing the fees owed by the dollar amount of the discount from Fair Market Value in the exercise price.

     (iii) The provisions of this Section 6(i) herein shall not prevent the Committee or the Board from granting other and additional Awards to Directors of the Company who are not employees of the Company, subject only to the terms and conditions set forth in the Plan.

     Section 7. Change in Control Provisions

     (a) In the event of a "Change in Control" as defined herein, the following acceleration and valuation provisions shall apply:

     (i) Any Award, unless provided to the contrary in the related Award Agreement, shall become fully exercisable and vested.

     (ii) The value of all outstanding Awards shall, unless otherwise determined by the Committee in its sole discretion at or after grant but prior to any Change in Control, with respect to Options granted to employees and non-Directors, be cashed out on the basis of the "Change in Control Price" as defined herein as of the date such Change in Control is determined to have occurred or such other date as the Committee may determine prior to the Change in Control.

     (b) Change in Control shall mean:

     (i) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; or

     (ii) the public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) of the Exchange Act) by the Company or any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) that such person has become the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company (i) representing 25% or more, but not more than 50%, of the combined voting power of the Company's then outstanding securities unless the transaction resulting in such ownership has been approved in advance by the Continuing Directors (as hereinafter defined) or
(ii) representing more than 50% of the combined voting power of the Company's then outstanding securities (regardless of any approval by the Continuing Directors); provided, however, that notwithstanding the foregoing, no Change in Control shall be deemed to have occurred for purposes of the Plan by reason of the ownership of 25% or more of the total voting capital stock of the Company then issued and outstanding by the Company, any subsidiary of the Company or any employee benefit plan of the Company or of any subsidiary of the Company or any entity holding Shares organized, appointed or established for, or pursuant to the terms of, any such plan; or

     (iii) the announcement of a tender offer by any person or entity for 20% or more of the Company's voting capital stock then issued and outstanding, which tender offer has not been approved by the Board, a majority of the members of which are Continuing Directors, and recommended to the shareholders of the Company; or

     (iv) the Continuing Directors cease to constitute a majority of the Company's Board of Directors; or

     (v) the shareholders of the Company approve (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Company stock would be converted into cash, securities or other property, other than a merger of the Company in which shareholders immediately prior to the merger have the same proportionate ownership of stock of the surviving corporation immediately after the merger;
(ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; or (iii) any plan of liquidation or dissolution of the Company.

     (c) Continuing Director shall mean: any person who is a member of the Board of Directors of the Company, while such person is a member of the Board of Directors, who is not an Acquiring Person (as hereinafter defined) or an Affiliate or Associate (as hereinafter defined) of an Acquiring Person, or a representative of an Acquiring Person or of any such Affiliate or Associate, and who (i) was a member of the Board of Directors as of the Effective Date or (ii) subsequently becomes a member of the Board of Directors, if such person's initial nomination for election or initial election to the Board of Directors is recommended or approved by a majority of the Continuing Directors. For purposes of this definition, "Acquiring Person" shall mean any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) who or which, together with all Affiliates and Associates of such person, is the "beneficial owner" (as defined in Rule 1 3d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; and "Affiliate" and "Associate" shall have their respective meanings ascribed to such terms in Rule 12b-2 promulgated under the Exchange Act.

     (d) Change in Control Price shall mean: the highest price per share paid in any transaction reported on NASDAQ/NMS or, if the Company's Stock is listed on a national securities exchange, such exchange, or paid or offered in any bona fide transaction related to the Change in Control of the Company at any time during the 60-day period immediately preceding the occurrence of the Change in Control in each case as determined by the Committee.

     Section 8. Amendment and Termination: Adjustments.

     (a) Amendments to the Plan. The Board of Directors of the Company may amend, alter, suspend, discontinue or terminate the Plan.

     (b) Amendments to Awards. Subject to the provisions of the Plan, the Committee may waive any conditions of or rights of the Company under any outstanding Award, prospectively or retroactively, except as otherwise provided herein or in an Award Agreement. The Committee may not amend, alter, suspend, discontinue or terminate any outstanding Award, prospectively or retroactively, if such action would adversely affect the rights of the holder of such Award, without the consent of the Participant or holder or beneficiary thereof.

     (c) Correction of Defects, Omissions and Inconsistencies. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem desirable to carry the Plan into effect.

     Section 9. Income Tax Withholding; Tax Bonuses.

     (a) Withholding. In order to comply with all applicable federal or state income tax laws or regulations, the Company may take such action as it deems appropriate to ensure that all applicable federal or state payroll, withholding, income or other taxes, which are the sole and absolute responsibility of a Participant, are withheld or collected from such Participant. In order to assist a Participant in paying all or a portion of the federal and state taxes to be withheld or collected upon exercise or receipt of (or the lapse of restrictions relating to) an Award, the Committee, in its discretion and subject to such additional terms and conditions as it may adopt, may permit the Participant to satisfy such tax obligation by (i) electing to have the Company withhold a portion of the Shares otherwise to be delivered upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes or (ii) delivering to the Company Shares other than Shares issuable upon exercise or receipt of (or the lapse of restrictions relating to) such Award with a Fair Market Value equal to the amount of such taxes. The election, if any, must be made on or before the date that the amount of tax to be withheld is determined.

     (b) Tax Bonuses. The Committee, in its discretion, shall have the authority, at the time of grant of any Award under this Plan or at any time thereafter, to approve cash bonuses to designated Participants to be paid upon their exercise or receipt of (or the lapse of restrictions relating to) Awards in order to provide funds to pay all or a portion of federal and state taxes due as a result of such exercise or receipt (or the lapse of such restrictions). The Committee shall have full authority in its discretion to determine the amount of any such tax bonus.

     Section 10. General Provisions.

     (a) No Rights to Awards. No Eligible Person, Participant or other Person shall have any claim to be granted any Award under the Plan, and there is no obligation for uniformity of treatment of Eligible Persons, Participants or holders or beneficiaries of Awards under the Plan. The terms and conditions of Awards need not be the same with respect to any Participant or with respect to different Participants.

     (b) Award Agreements. No Participant will have rights under an Award granted to such Participant unless and until an Award Agreement shall have been duly executed on behalf of the Company and, if requested by the Company, signed by the Participant.

     (c) No Rights of Shareholders. Except with respect to Restricted Stock and other Stock grants, neither a Participant nor the Participant's legal representative shall be, or have any of the rights and privileges of, a Shareholder of the Company in respect of any shares issuable upon the exercise or payment of any Award, in whole or in part, unless and until the Shares have been issued.

     (d) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company or any Affiliate from adopting or continuing in effect other or additional compensation arrangements, and such arrangements may be either generally applicable or applicable only in specific cases.

     (e) No Right to Employment. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate, nor will it affect in any way the right of the Company or an Affiliate to terminate such employment at any time, with or without cause. In addition, the Company or an Affiliate may at any time dismiss a Participant from employment free from any liability or any claim under the Plan or any Award, unless otherwise expressly provided in the Plan or in any Award Agreement.

     (f) Governing Law. The validity, construction and effect of the Plan or any Award, and any rules and regulations relating to the Plan or any Award, shall be determined in accordance with the laws of the State of Minnesota.

     (g) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal or unenforceable in any jurisdiction or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the purpose or intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction or Award, and the remainder of the Plan or any such Award shall remain in full force and effect.

     (h) No Trust or Fund Created. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company or any Affiliate and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company or any Affiliate pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company or any Affiliate.

     (i) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine whether cash shall be paid in lieu of any fractional Share or whether such fractional Share or any rights thereto shall be canceled, terminated or otherwise eliminated.

     (j) Headings. Headings are given to the Sections and subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

     (k) Other Benefits. No compensation or benefit awarded to or realized by any Participant under the Plan shall be included for the purpose of computing such Participant's compensation under any compensation-based retirement, disability or similar plan of the Company unless required by law or otherwise provided by such other plan.

     Section 11. Effective Date of the Plan.

     The Plan shall be effective as of December 16, 1999. If the Company's shareholders do not approve the Plan at the Annual Meeting of Shareholders scheduled for December 15, 1999, the Plan shall be null and void.

     Section 12. Term of the Plan.

     Awards shall only be granted under the Plan during a 10-year period beginning on the effective date of the Plan. However, unless otherwise expressly provided in the Plan or in an applicable Award Agreement, any Award theretofore granted may extend beyond the end of such 10-year period, and the authority of the Committee provided for hereunder with respect to the Plan and any Awards, and the authority of the Board of Directors of the Company to amend the Plan, shall extend beyond the termination of the Plan.


     Section 13. Applicability to Grants under Other Company Plans.

     No further Awards shall be granted under any other Stock Compensation Plan currently maintained by the Company. All existing Plans shall, however, remain in effect until all options or awards granted pursuant thereto have been exercised or have expired or terminated by their terms.