Form 10-Q
period 1999-10-31
POSSIS MEDICAL INC
filed 1999-12-15
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 1999


     Commission File Number 001-12567


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation                     IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of December 6, 1999 was 15,015,304.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                      PAGE


PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets, October 31, 1999
          and July 31, 1999.............................................    3

          Consolidated Statements of Operations and Comprehensive
          Loss for the three months ended October 31, 1999 and 1998         4

          Consolidated Statements of Cash Flows for the
          three months ended October 31, 1999 and 1998 .................    5

          Notes to Consolidated Financial Statements....................    6

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    7-11

  ITEM 3. Quantitative and Qualitative Disclosure about
          Market Risks .................................................   11-12



PART II.  OTHER INFORMATION


  ITEM 6. Exhibits and Reports on Form 8-K...............................  13

          SIGNATURES.....................................................  14

        POSSIS MEDICAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           October 31, 1999       July 31, 1999
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................  $  6,508,239          $  9,151,004
 Receivables:
   Trade (less allowance for doubtful
   accounts and returns: $575,000 and
   $489,000, respectively).................     3,088,748             3,063,311
 Inventories:
   Parts...................................     1,363,377             1,218,910
   Work-in-process.........................     1,664,227             1,596,313
   Finished goods..........................     1,507,184             1,556,482
 Prepaid expenses and other assets.........       252,097               247,907
         Total current assets..............    14,383,872            16,833,927

PROPERTY:
 Leasehold improvements....................     1,303,451             1,274,814
 Machinery and equipment...................     4,260,871             4,143,032
 Assets in construction....................       275,992               258,114
                                                5,840,314             5,675,960
 Less accumulated depreciation.............     3,009,566             2,887,025
         Property - net....................     2,830,748             2,788,935

OTHER ASSETS:
 Goodwill:.................................       179,922               197,922

TOTAL ASSETS...............................   $17,394,542           $19,820,784


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable....................   $   675,089           $   879,173
 Accrued salaries, wages, and commissions..     1,605,184             1,605,680
 Current portion of long-term debt.........        92,153                92,490
 Other liabilities.........................     1,031,711               616,840
Total current liabilities..................     3,404,137             3,304,283

LONG-TERM DEBT.............................        98,855                99,728

OTHER LIABILITIES..........................           --                102,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock-authorized, 100,000,000
   shares of $ .40 par value each;
   issued and outstanding, 15,014,654 and
   14,998,360 shares, respectively.........     6,005,862             5,999,344
 Additional paid-in capital................    60,734,578            60,608,623
 Unearned compensation.....................      (105,184)             (141,467)
 Retained deficit..........................   (52,743,706)          (50,151,727)
 Total shareholders'equity.................    13,891,550            16,314,773
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.   $17,394,542           $19,820,784

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                          1999          1998
Product sales........................................ $4,483,189     $1,859,560

Cost of sales and other expenses:
     Cost of medical products........................  2,098,395      1,534,259
Selling, general and administrative..................  3,811,554      2,054,840
Research and development.............................  1,262,225      1,486,637
Interest.............................................      2,316        177,055
         Total cost of sales and other expenses......  7,174,490      5,252,791
Operating loss....................................... (2,691,301)    (3,393,231)
Interest income......................................     99,322        161,062
Net loss and comprehensive loss......................$(2,591,979)   $(3,232,169)

Weighted average number of common shares outstanding. 15,005,810     12,252,543
Basic and dilutive net loss per common share:
     Net loss........................................      $(.17)         $(.26)


See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                   1999                1998
OPERATING ACTIVITIES:
Net loss ...................................   $(2,591,979)        $(3,232,169)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on asset disposal.................           --               (1,820)
Depreciation................................       254,572             227,102
Amortization................................        18,000              80,157
Stock compensation..........................        68,533             127,103
     Stock options issued to non-employees..        14,500                 --
     Increase in receivables................       (25,437)            (65,355)
     Increase in inventories................      (270,683)           (246,756)
     (Increase) decrease in other assets....        (4,190)             74,962
Decrease in trade accounts payable..........      (204,084)           (885,241)
Increase in accrued and other liabilities...       227,156             326,095
Net cash used in operating activities.......    (2,513,612)         (3,595,922)

INVESTING ACTIVITIES:
Additions to plant and equipment............      (188,785)           (166,352)
Proceeds from the disposal of assets........           --                2,800
Net cash used by investing activities.......      (188,785)           (163,552)

FINANCING ACTIVITIES:
Proceeds from notes payables................           --               21,074
Repayment of long-term debt.................        (1,210)             (4,899)
Proceeds from issuance of stock and
   exercise of options......................        60,842              44,687
Deferred debt issues costs..................           --              (24,255)
Net cash provided by financing activities...        59,632              36,607

DECREASE IN CASH AND CASH EQUIVALENTS.......    (2,642,765)         (3,722,867)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF QUARTER...............................     9,151,004          13,841,793
CASH AND CASH EQUIVALENTS AT END OF QUARTER.   $ 6,508,239         $10,118,926

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...............................   $       347         $        87
Issuance of restricted stock................        32,250                 --

Accrued payroll taxes related to
   restricted stock........................         24,881              35,768
Issuance of stock to settle litigation.....            --              225,000

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 1999 Annual Report.


2.    INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.


3.   SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment, the design, manufacture and distribution of cardiovascular and vascular medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wise basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues by United States and non-United States for the three months ended October 31, 1999 and 1998 are as follows:
                                                1999             1998

      United States......................   $ 4,406,084      $ 1,830,620
      Non-United States..................        77,105           28,940
      Total revenues.....................   $ 4,483,189      $ 1,859,560


4.   EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarters Ended October 31, 1999 and 1998

     Total product sales for the quarter ended October 31, 1999 increased $2,623,000, or 141%, to $4,483,000 compared to $1,860,000 in the first quarter of 1998. The main factor in the revenue increase was the March 1999 U.S. Food and Drug Administration ("FDA") clearance to commence U.S. marketing of the AngioJet(R) RheolyticTM Thrombectomy System, with labeling claims for removal of blood clots in symptomatic native coronary arteries and coronary bypass grafts. The Company recorded a net loss of $2,592,000,or $.17 per diluted share, compared to a net loss of $3,232,000, or $.26 per diluted share, in the prior-year fiscal first quarter.

Revenue - AngioJet

     AngioJet revenue for the first quarter ended October 31, 1999 increased 121% to $4,103,000 compared to $1,860,000 in the first quarter of 1998. U.S. AngioJet revenue was 98% of the total revenue for each period.

     As of October 31, 1999, the Company had a total of 342 domestic drive units in the field, compared to 203 drive units at the end of the prior year period, and 300 units at the end of fiscal 1999. Approximately 3,200 catheters and pump sets were sold worldwide in the quarter, compared to 1,500 sets sold in the prior year first quarter, a 113% year-over-year increase. The average catheter utilization rate per installed domestic drive unit was 9.4 in the first quarter, compared to a rate of 7.5 in the prior year period, and to a rate of 10.8 in the fourth quarter of fiscal 1999. The Company sold 32 drive units in the quarter compared to 16 units in the like quarter a year ago.

     Currently the Company lists its AngioJet System drive unit, considered capital equipment, at $35,000 to hospitals in the U.S. The Company employs a variety of flexible drive unit acquisition programs including outright purchase, rental, lease and fee-per-procedure. Management believes the purchasing cycle for the AngioJet System drive unit will vary from purchasing the drive unit with no evaluation to an evaluation period of up to six months, depending on the customer's budget cycle.

     The Company expects that U.S. AngioJet System sales will continue to grow primarily through the addition of sales people, the completion of clinical trials designed to yield additional FDA approved product uses, the publication of clinical performance and cost effectiveness data, and the introduction of additional catheter designs. The current sales increases are believed to be generated primarily from the FDA coronary approval received in March 1999. Additional sales growth is planned upon FDA approval for AngioJet System use in leg arteries and bypass grafts. In July 1997, the Company submitted a 510(k) application to the FDA seeking clearance for the AngioJet System to be used in leg arteries and bypass grafts. The Company is currently responding to issues raised by the FDA and expects approval for peripheral AngioJet System in the first half of calendar 2000. In October 1999, the Company received full approval for its Investigational Device Exemption (IDE) application for the clinical trial of the AngioJet System in the treatment of severe acute cerebrovascular stroke. The first patient is expected to be enrolled in this clinical trial by the end of January 2000. Due to the start of the cerebrovascular stroke clinical trial, the Company has stopped enrolling patients in the clinical trial of the AngioJet System for use in the treatment of stroke caused by the blockage of the carotid arteries, the main vessels supplying blood to the brain. A total of five patients were enrolled in the carotid stroke clinical trial (ReACT). The Company believes that the treatment of blood clots in coronary vessels, peripheral arteries and bypass grafts, veins and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.

     Foreign sales of the AngioJet System during the three months ended October 31, 1999 and 1998 were $77,000 and $29,000, respectively. In Japan, the coronary AngioJet System clinical study enrollment was completed in April 1998 and a regulatory filing was done in November 1999 with the Japanese Ministry of Health and Welfare. Japanese approval for coronary use of the AngioJet System is expected by the end of calendar 2000.

Revenue - Vascular Grafts

     Vascular graft sales were $380,000 and $0 for the quarter ended October 31, 1999 and 1998, respectively. All of the vascular graft sales were Perma-Seal Dialysis Access Grafts. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998 the Company entered into an exclusive worldwide supply and distribution agreement with Horizon Medical Products, Inc. for its Perma-Seal Dialysis Access Graft. The first shipment under this agreement was made in January 1999.

     In April 1998, the Company received Humanitarian Device Exemption (HDE) approval from the FDA, allowing U.S. marketing of the Perma-Flow Coronary Bypass Graft for patients who require coronary bypass survey but who have inadequate blood vessels of their own for use in the surgery. In March 1999 a distribution agreement with the Company's independent distributor expired. Currently the Company is seeking a new distributor.

     In February 1999, the Company received 510(k) approval from the FDA to market three expanded polytetrafluoroethylene (ePTFE) synthetic grafts. ePTFE synthetic grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures. These products are planned to be marketed and sold by a marketing partner or independent distributor.

     A goal of the Company is to maximize the value of its vascular graft products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of the vascular graft products and technologies. While the Company works toward completing these activities, it has placed vascular graft product development on hold, including enrollment into the Perma-Flow Coronary Bypass Graft clinical trial.

     The Company is planning for continued growth in product sales for the remainder of fiscal 2000 and beyond and continues to believe that most of this growth will come from AngioJet System sales in the U.S. marketplace.


Cost of Medical Products

     Cost of medical products increased 37% or $564,000 compared to the same period a year ago. The increase is primarily due to the significant growth in the AngioJet System product sales. Medical product gross margins improved by $2,059,000 compared to the same period a year ago. This resulted in gross margins of 53% and 17% for the quarters ended October 31, 1999 and 1998, respectively. The improvement in gross margins was driven by volume increases, and a favorable mix of coronary catheters sold, partially offset by some manufacturing inefficiencies. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow and as identified product and process improvements are made.

Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three months ended October 31, 1999 increased $1,757,000, compared to the same period a year ago. The primary factors are increased sales and marketing expenses related to the establishment of a U.S. direct sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest and with the AngioJet System receiving FDA approval for coronary use, the Company has grown the U.S. sales and marketing organization from 36 employees in October 1998, to 53 employees in October 1999. The Company plans to further increase the direct U.S. sales force and its sales and marketing expenditures to meet the growing demand for the Company's AngioJet System.

Research and Development Expense

     Research and development expenses decreased 15% from last year, due mainly to a shutdown of graft product development. The reduction in graft product development was offset by an increase in development of new AngioJet System applications. The Company believes that research and development expenses for AngioJet System applications will increase as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new waterjet technology-based products.

Interest Income and Expense

     Interest income has decreased $62,000 in the most recent period due to the use of the Company's cash reserves to fund the Company's operations. The gross proceeds of $7,000,000 received from the private placement offering in May and June 1999 had a modest impact on interest income for the quarter ended October 31, 1999. The $12,000,000 gross proceeds received from the issuance of 5%convertible debentures received in July 1998 had a modest impact on interest income for the quarter ended October 31, 1998.

     Interest expense decreased $175,000 in the most recent period due to the 5% convertible subordinated debentures being converted into the Company's common stock in March 1999. The Company expects interest expense to stay at low levels unless asset based financing is obtained. If asset based financing is obtained, interest expense will approximate last year's expense.


Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $6,508,000 at October 31, 1999 versus $9,151,000 at July 31, 1999.

     Net cash usage for the three months ended October 31, 1999 averaged $881,000 per month. The $2,514,000 cash used in operations in the most recent three month period was due to the net loss of $2,592,000, a $271,000 increase in inventory and $204,000 decrease in accounts payable, partially offset by depreciation, stock compensation and an increase in accrued liabilities of $550,000.

     The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. Concurrently, sales and marketing expenditures are planned to increase with the sales growth. Research and development expenditures are expected to grow as the Company completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new waterjet technology-based products. Possis expects to report a loss for the current fiscal year, which is expected to be less than the fiscal 1999 loss. A modest profit is anticipated for fiscal 2001. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.

     The Company has retained the investment banking firm of Gerard Klauer Mattison and Co. to lead a private placement, the proceeds from which would be used to accelerate research and development on new products, to conduct clinical trials, and for general corporate purposes. Market conditions permitting, the Company hopes to complete an offering within the next three months. There is no guarantee that the Company will secure financing, or reach an agreement to sell its common stock, at terms acceptable to the Company.


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

     Certain personal computers were not Y2K compliant. The Company has completed the replacement of these computers as planned spending necessary to maintain current technology.

     The Company uses Microsoft software to operate its workstations and to provide office productivity functions. The Company installed software to automatically distribute software updates. It has upgraded the personal productivity software to Y2K compliant versions, as provided by the software manufacturers. It has installed commercial software to check hardware, software, and data files for potential Y2K problems. The Company expects no significant problems with applications software.

     The  Company  evaluated  its  suppliers  of  utility,   telecommunications,
payroll, banking, and employee benefits services. It does not expect any disruptions in these services. The Company replaced its voice mail system with one that is Y2K compliant; the replacement was needed for other business reasons so was not budgeted as a specific Y2K expense.

     Company vendors have responded to questionnaires and follow-up phone calls regarding their Y2K readiness. The Company continues to monitor key suppliers and has incorporated Y2K readiness into its supplier certification process. The Company's contingency planning includes monitoring of suppliers and market conditions to ensure a constant supply of materials. As the result of the continuing evaluation, The Company made advanced purchases of selected materials to cover a possible 6 week disruption related to Y2K. The effect on the financial statements is expected to be negligible since the carrying costs on the additional $260,000 of materials is essentially offset by discounts on the quantity purchases. All materials are for current production, therefore will be used within the forecast period.

     The Company budgeted and spent approximately $50,000 for expenses directly related to Y2K identification and remediation. The Company purchased directors' and officers' liability insurance related to the Y2K issue.

     Although the Company does not at this time expect a significant effect on its consolidated financial position, results of operations and cash flows related to Y2K, internal preparations are ongoing and there can be no assurance that the systems of other companies or the systems of the Company itself will be converted on a timely basis and will not have a corresponding adverse effect on the Company.

     While it is impossible to evaluate every aspect of Y2K compliance, we believe that either of two events would be our most likely Y2K worst case scenario. The first would be from one or more of our sole or limited source suppliers to fail to be Y2K compliant or to have its business negatively impacted by Y2K issues of others. The second would be delays in receiving orders or payments from customers due to Y2K problems they experience or their concerns relating to Y2K. At the present time, it is not possible to determine whether any of these events is likely to occur, or to quantify any potential negative impact they may have on our future results of operations and financial condition.


Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion regarding Year 2000 compliance, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, anticipated FDA approvals, the timing of FDA approvals, revenue and expense levels, profitability and future capital requirements, and the timing and method of raising additional capital, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time and process at the FDA, results of clinical trials, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form 10-Q dated April 30, 1999, filed with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of October 1999, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At October 31, 1999, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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

   3.2        10-K    Fiscal year ended    Bylaws as amended and restated
                      July 31, 1999        to date.

    27                                     Financial Data Schedule







(b)   Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended October 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       POSSIS MEDICAL, INC.


DATE:  December 14, 1999               BY:      /s/
                                           ROBERT G. DUTCHER
                                           President and Chief Executive Officer



DATE:  December 14, 1999               BY:      /s/
                                           RUSSEL E. CARLSON
                                           Vice President of Finance and
                                           Chief Financial Officer