Form 10-Q
period 2000-01-31
POSSIS MEDICAL INC
filed 2000-03-15
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2000


     Commission File Number 001-12567

                              POSSIS MEDICAL, INC.

                             9055 Evergreen Blvd NW

                        Minneapolis, Minnesota 55433-8003

                                 (612) 780-4555


     A Minnesota Corporation                   IRS Employer ID No. 41-0783184
                        _________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of March 7, 2000 was 16,672,487.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX



PAGE


  PART I.       FINANCIAL INFORMATION

     ITEM 1.    Financial Statements

                Consolidated Balance Sheets, January 31, 2000
                and July 31, 1999.........................................    3

                Consolidated Statements of Operations for three
                months and six months ended January 31, 2000 and 1999.....    4

                Consolidated Statements of Cash Flows for
                six months ended January 31, 2000 and 1999................    5

                Notes to Consolidated Financial Statements................    6

     ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................    8

     ITEM 3.    Quantitative and Qualitative Disclosure on Market Risks...   13


  PART II.      OTHER INFORMATION

     ITEM 4.    Submission of Matters to a Vote of Security-Holders.......   14

     ITEM 6.    Exhibits and Reports on Form 8-K..........................   15

                SIGNATURES         .......................................   16

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                        January 31, 2000    July 31, 1999
CURRENT ASSETS:
     Cash and cash equivalents.................  $4,895,308       $ 9,151,004
     Receivables:
       Trade (less allowances for doubtful
         accounts and returns:
         $609,000 and $489,000, respectively)..   3,098,410         3,063,311
     Inventories:
        Parts..................................   1,709,985         1,218,910
        Work-in-progress.......................   1,531,696         1,596,313
        Finished goods.........................   1,592,623         1,556,482
     Prepaid expenses and other assets.........     210,869           247,907
                Total current assets...........  13,038,891        16,833,927
PROPERTY:
     Leasehold improvements....................   1,308,594         1,274,814
     Machinery and equipment...................   4,435,376         4,143,032
     Assets-in-construction....................     373,512           258,114
                Total property.................   6,117,482         5,675,960
        Less accumulated depreciation..........   3,145,344         2,887,025
                Property - net.................   2,972,138         2,788,935
OTHER ASSETS:
     Goodwill..................................     161,922           197,922

TOTAL ASSETS................................... $16,172,951       $19,820,784

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable.................... $ 1,874,204       $   879,173
     Accrued salaries, wages, and commissions..   1,206,573         1,605,680
     Current portion of long-term debt.........      92,250            92,490
     Other liabilities.........................   1,004,263           726,940
                 Total current liabilities.....   4,177,290         3,304,283

LONG-TERM DEBT.................................      97,524            99,728
OTHER LIABILITIES..............................         --            102,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock - authorized, 100,000,000 shares
         of $.40 par value each; issued and
         outstanding, 15,077,377 shares and
         14,998,360 shares, respectively.......   6,030,951         5,999,344
     Additional paid-in capital................  61,037,205        60,608,623
     Unearned compensation ....................     (76,480)         (141,467)
     Retained deficit.......................... (55,093,539)      (50,151,727)
                 Total shareholders' equity....  11,898,137        16,314,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..... $16,172,951       $19,820,784

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For Three Months Ended                For Six Months Ended

                                                               Jan. 31, 2000       Jan. 31, 1999     Jan. 31, 2000    Jan. 31, 1999
Product sales..............................................      $5,155,291          $2,762,908        $9,638,481       $4,622,468

Cost of sales and other expenses:
     Cost of medical products..............................       2,577,822           1,887,295        4,676,217         3,421,554
     Selling, general and administrative...................       3,640,864           2,436,784        7,452,418         4,491,624
     Research and development..............................       1,359,831           1,534,030        2,622,058         3,020,667
     Interest..............................................           2,290             173,969            4,606           351,025
         Total cost of sales and other expenses............       7,580,807           6,032,078       14,755,299        11,284,870

Operating loss.............................................      (2,425,516)         (3,269,170)      (5,116,818)       (6,662,402)

Interest income............................................          75,684             116,034          175,006           277,096

Net loss...................................................     $(2,349,832)        $(3,153,136)     $(4,941,812)      $(6,385,306)

Weighted average number of common
     shares outstanding....................................      15,039,839          12,431,165       15,022,825        12,341,854

Basic and dilutive net loss per common share...............        $(.16)              $(.25)           $(.33)            $(.52)







See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

                                                             2000       1999
OPERATING ACTIVITIES:
Net loss ..............................................$(4,941,812) $(6,385,306)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   (Gain) loss on asset disposal.......................     (5,972)      14,350
   Depreciation........................................    521,316      503,432
   Amortization .......................................     36,000      158,736
   Stock compensation to employees and stock
     options issued to non-employees...................    127,037      189,631
   Increase in receivables.............................    (35,099)    (625,445)
   (Increase) decrease in inventories..................   (700,378)     172,670
   Decrease in other assets............................     37,038      108,392
   Increase (decrease) in trade accounts payable.......    995,031     (932,238)
   Increase (decrease) in accrued and other
     liabilities.......................................   (198,903)     491,215
   Net cash used in operating activities............... (4,165,742)  (6,304,563)

INVESTING ACTIVITIES:
Additions to plant and equipment.......................   (466,740)    (290,352)
Proceeds from the disposal of assets...................      5,972        2,700
Net cash provided by investing activities  ............   (460,768)    (287,652)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants...    373,258    1,083,951
Repayment of long-term debt............................     (2,444)      (9,444)
Proceeds from notes payable............................        --        21,074
Deferred debt issue costs..............................        --       (24,255)
Net cash provided by financing activities..............    370,814    1,071,326

DECREASE IN CASH AND CASH EQUIVALENTS ................. (4,255,696)  (5,520,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......  9,151,004   13,841,793
CASH AND CASH EQUIVALENTS AT END OF PERIOD............. $4,895,308   $8,320,904

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid.......................................... $      669   $      484
Issuance of restricted stock...........................     32,250        8,375
Accrued payroll taxes related to restricted stock......     24,881       57,769
Inventory transferred to fixed assets..................     23,179       10,804
Conversion of subordinated debentures and accrued
   interest into common stock..........................        --     2,358,658
Deferred debt issue costs and original issue discount
   netted against conversion of subordinate debentures.        --       265,911
Issuance of stock to settle litigation.................        --       225,000
Cancellation of restricted stock.......................        --        79,063

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report.


2.    INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.


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

     Total revenues by United States and non-United States for the six months ended January 31, 2000 and 1999 are as follows: 2000 1999

       United States............................    $9,469,896      $4,428,295
       Non-United States........................       168,585         194,173
       Total revenues...........................    $9,638,481      $4,622,468


4.    EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

5.    SUBSEQUENT EVENT

     In March 2000, the Company completed a $15 million private placement and issued 1,594,049 shares of common stock to various investors. In addition, the investors also received warrants to purchase 318,810 shares of common stock with an exercise price of $12.67 per share. The proceeds will be used to grow the U.S. direct sales organization, expand and improve manufacturing operations and for new product development.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Month Periods Ended January 31, 2000 and 1999

     Total product sales for the three and six months ended January 31, 2000 were $5,155,000 and $9,638,000, respectively. This was an increase of $2,392,000 and $5,016,000, respectively, as compared to the same periods in the previous year. The main factor in the revenue increase was the March 1999 U.S. Food and Drug Administration ("FDA") clearance to commence U.S. marketing of the AngioJet(R) Rheolytic(TM) Thrombectomy System, with labeling claims for removal of blood clots in symptomatic native coronary arteries and coronary bypass grafts. The Company recorded a net loss for the quarter ended January 31, 2000 of $2,350,000, or $.16 per diluted share. This compared to a net loss of $3,153,000, or $.25 per diluted share, for the quarter ended January 31, 1999. The net loss for the six months ending January 31, 2000 and 1999 was $4,942,000 and $6,385,000, respectively. This resulted in a net loss per diluted share of $.33 and $.52, respectively.


Revenue - AngioJet System

     AngioJet System revenue for the three and six months ended January 31, 2000 was $4,922,000 and $9,024,000, respectively. This was an increase of 120% and 166%, respectively, over the same year-ago periods. Foreign sales of the AngioJet System for the three and six month periods ended January 31, 2000 were $91,000 and $169,000, respectively. This compared to foreign sales of the AngioJet System of $165,000 and $194,000 for the same periods the previous year.


     As of January 31, 2000, the Company had a total of 394 domestic drive units in the field, compared to 208 drive units at the end of the same prior year period, and 342 units as of end of the first quarter. During the three and six month periods ended January 31, 2000, the Company sold approximately 3,900 and 7,100 catheters and pump sets versus approximately 2,100 and 3,600 in the same year-ago periods. This was an 86% and 97% increase in unit catheter sales from the same year-ago periods. The average catheter utilization rate per installed domestic drive unit was 9.9 in the second quarter, compared to a rate of 9.3 in the same prior year period, and to a rate of 9.4 in the first quarter of fiscal 2000. The Company sold 41 and 73 drive units during the three and six months ended January 31, 2000. This compared to 39 and 55 drive units in the same prior year-ago periods.

     Currently the Company lists its AngioJet System drive unit, considered capital equipment, at $35,000 to U.S. hospitals. The Company employs a variety of flexible drive unit acquisition programs including outright purchase, rental, lease and fee-per-procedure. The purchasing cycle for the AngioJet System drive unit varies from purchasing the drive unit with no evaluation to an evaluation period of up to six months, depending on the customer's budget cycle.

     The Company expects the U.S. AngioJet System sales will continue to grow primarily through the addition of sales people, obtaining additional FDA approved product uses, the publication of clinical performance and cost effectiveness data, and the introduction of additional catheter designs. The current sales increases are believed to be generated primarily from the FDA coronary approval received in March 1999. Additional sales growth is planned upon FDA approval for AngioJet System use in peripheral arteries. In July 1997, the Company submitted a 510(k) application to the FDA seeking clearance for the AngioJet System to be used in peripheral arteries. The Company has responded to issues raised by the FDA and expects approval for peripheral AngioJet System in the first half of calendar 2000. In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial of the AngioJet System in the treatment of severe acute cerebrovascular stroke. The first patient is expected to be enrolled in the first half of calendar 2000. Due to the start of the cerebrovascular stroke clinical trial, the Company has stopped enrolling patients in the clinical trial of the AngioJet System for use in the treatment of stroke caused by the blockage of the carotid arteries, the main vessels supplying blood to the brain. A total of five patients were enrolled in the carotid stroke clinical trial (ReACT). The Company believes that the treatment of blood clots in coronary vessels, peripheral arteries, veins and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.


Revenue- Vascular Grafts

     Vascular graft sales were $233,000 and $614,000 for the three and six months ended January 31, 2000. This compared to $69,000 for each of the three and six months ended January 31, 1999. All of the vascular graft sales were Perma-Seal(R) Dialysis Access Grafts. In September 1998, the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft, and in December 1998, the Company entered into an exclusive worldwide supply and distribution agreement with Horizon Medical Products, Inc. The first shipment under this agreement was made in January 1999.

     In April 1998, the Company received Humanitarian Device Exemption (HDE) approval from the FDA, allowing U.S. marketing of the Perma-Flow(R) Coronary Bypass Graft for patients who require coronary bypass survey but who have inadequate blood vessels of their own for use in the surgery. In March 1999, a distribution agreement with the Company's independent distributor expired. Currently the Company is seeking a new distributor.

     In February 1999, the Company received 510(k) approval from the FDA to market three expanded polytetrafluoroethylene (ePTFE) synthetic grafts. ePTFE synthetic grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures. These products are planned to be marketed and sold by a marketing partner or independent distributor.

     A goal of the Company is to maximize the value of these products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of the vascular graft products and technologies. While the Company works toward completing these activities, it has placed vascular graft product development on hold.

     The Company is planning for continued growth in product sales for the remainder of fiscal 2000 and beyond and believes that most of this growth will come from AngioJet System sales in the U.S. marketplace.

Cost of Medical Products

     Cost of medical products increased $690,000 and $1,255,000 in the 2000 three and six month periods, respectively, over the same periods in the previous year. The increase is primarily due to the significant growth in the AngioJet System product sales and a favorable mix of coronary catheters sold, partially offset by higher scale-up costs. Medical product gross margins improved by $1,702,000 and $3,761,000 for the three and six months, respectively, over the same periods in the previous year. This resulted in gross margins of 50% and 51% for the three and six months ended January 31, 2000. This compares to 32% and 26% gross margins for the three and six month periods ending January 31, 1999. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow and as identified product and process improvements are made.


Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three and six months ended January 31, 2000 increased $1,204,000 and $2,961,000, respectively, compared to the same year-ago periods. The primary factors are increased sales and marketing expenses related to the establishment of a U.S. direct sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest and with the AngioJet System receiving FDA approval for coronary use, the Company has grown the U.S. sales and marketing organization from 35 employees in January 1999, to 57 employees in January 2000. The Company plans to further increase the direct U.S. sales force to meet the growing demand for the Company's AngioJet System. The Company plans on increasing its sales and marketing expenditures going forward.


Research and Development Expense

     Research and development expenses, in the three and six months ended January 31, 2000 decreased 11% and 13%, respectively, from last year, due mainly to a shutdown of graft product development. The reduction in graft product development was offset by an increase in development of new AngioJet System applications. The Company believes that research and development expenses for AngioJet System applications will increase as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products.

Interest Income and Expense

     Interest income decreased $40,000 and $102,000 in the most recent three and six month periods, respectively, over the prior year periods due to the use of the Company's cash reserves to fund Company operations. The gross proceeds of $7,000,000 received from the private placement offering in May and June 1999 had a modest impact on interest income for the three and six months ended January 31, 2000. The $12,000,000 gross proceeds received from the issuance of 5% convertible debentures received in July 1998 had a modest impact on interest income for the three and six months ended January 31, 1999. In March 2000 the Company received $15 million in a private placement offering of its common stock. The Company expects interest income to increase for the remainder of the fiscal year due to the private placement offering proceeds.

     Interest expense decreased in the most recent three and six month periods period due to the 5% convertible subordinated debentures being converted into the Company's common stock in March 1999. The Company expects interest expense to stay at low levels through the remainder of the fiscal year.


Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $4,895,000 at January 31, 2000 versus $9,151,000 at July 31, 1999.

     Net cash usage for the six months ended January 31, 2000 averaged $709,000 per month. The $4,166,000 cash used in operations in the most recent six month period was due to the net loss of $4,942,000, a $700,000 increase in inventory and $199,000 decrease in accrued liabilities, partially offset by non-cash expenses of depreciation, amortization, stock compensation to employees and stock options issued to non-employees of $684,000, and an increase in accounts payable of $995,000.

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

     In March 2000, the Company received gross proceeds of $15 million in a private placement offering of its common stock. The proceeds will be used to grow the Company's U.S. direct sales organization, expand and improve manufacturing operations and for new product development. The Company has no plans to raise additional outside capital in fiscal 2000.

Year 2000

     No material Y2K-related failures occurred with either the Company's products or internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

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

     The Company uses Microsoft software to operate its workstations and to provide office productivity functions. The Company installed software to automatically distribute software updates. It has upgraded the personal productivity software to Y2K compliant versions, as provided by the software manufacturers. It has installed commercial software to check hardware, software, and data files for potential Y2K problems. The Company has had no significant problems with applications software.

     The  Company  evaluated  its  suppliers  of  utility,   telecommunications,
payroll, banking, and employee benefits services. It did not have any disruptions in these services. The Company replaced its voice mail system with one that is Y2K compliant; the replacement was needed for other business reasons so was not budgeted as a specific Y2K expense.

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

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion regarding Year 2000 compliance, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, anticipated FDA approvals, the timing of FDA approvals, revenue and expense levels, profitability and future capital requirements, and the timing and method of raising additional capital, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time and process at the FDA, results of clinical trials, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form 10-Q dated June 14, 1999, filed with the Securities and Exchange Commission.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds, commercial paper and other liquid, short maturity and low-risk investments.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of January 2000, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At January 31, 2000, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

Part II.  OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders

     a. The 1999 annual meeting of shareholders of Possis Medical, Inc. was held on December 15, 1999.

     b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:

                                               FOR                AGAINST

         Dean Belbas                       12,782,220             970,188
         Robert G. Dutcher                 12,823,962             928,446
         William C. Mattison, Jr.          13,029,414             722,994
         Seymour J. Mansfield              12,819,314             933,094
         Whitney A. McFarlin               12,941,490             810,918
         Donald C. Wegmiller               12,809,650             942,758
         Rodney A. Young                   12,941,066             811,342

     c. By a vote of 5,586,082 in the affirmative, 1,035,274 in the negative, 167,605 abstaining and 6,963,447 being counted as broker non-votes, the proposal to approve adoption of the Corporation's 1999 Stock Compensation Plan was ratified.

     d. By a vote of 13,553,861 in the affirmative, 122,268 in the negative and 76,279 abstaining, the appointment of Deloitte & Touche LLP as the Company's certified public accountants was ratified.

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

     3.2     10-K   Fiscal year ended     Bylaws as amended and
                    July 31, 1999         restated to date.

     27                                   Financial data schedule.


     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended January 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POSSIS MEDICAL, INC.


DATE:  March 15, 2000       BY:   /s/
                            ROBERT G. DUTCHER
                            President and Chief Executive Officer


DATE:  March 15, 2000       BY:     /s/
                            RUSSEL E. CARLSON
                            Vice President, Finance and Chief Financial Officer