Form 10-Q
period 2000-04-30
POSSIS MEDICAL INC
filed 2000-06-14
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2000


     Commission File Number 001-12567

                              POSSIS MEDICAL, INC.

                          9055 Evergreen Boulevard N.W.

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555


     A Minnesota Corporation              IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of June 1, 2000 was 16,680,706.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                       PAGE


PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Consolidated Balance Sheets, April 30, 2000
           and July 31, 1999.........................................     3

           Consolidated Statements of Operations for the three
           months and nine months ended April 30, 2000 and 1999......     4

           Consolidated Statements of Cash Flows for the
           nine months ended April 30, 2000 and 1999 ................     5

           Notes to Consolidated Financial Statements................     6

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................     7



PART II.   OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K..........................    12

  SIGNATURES.........................................................    13

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                           April 30, 2000    July 31, 1999
CURRENT ASSETS:
     Cash and cash equivalents...................  $ 2,203,212      $ 9,151,004
     Marketable securities.......................   14,101,761             --
     Receivables:
        Trade (less allowances for doubtful
           accounts and returns of $640,000
           and $489,000, respectively) ..........    2,230,248        3,063,311
     Inventories:
        Parts....................................    1,585,786        1,218,910
        Work-in-progress.........................    1,484,082        1,596,313
        Finished goods...........................    1,994,888        1,556,482
     Prepaid expenses and other assets...........      135,780          247,907
                Total current assets.............   23,735,757       16,833,927
PROPERTY:
     Leasehold improvements......................    1,338,118        1,274,814
     Machinery and equipment.....................    4,682,391        4,143,032
     Assets-in-construction......................      404,586          258,114
                                                                                                                 6,425,095
5,675,960
     Less accumulated depreciation...............   (3,327,061)       2,887,025
                Property - net...................    3,098,034        2,788,935
OTHER ASSETS:
     Goodwill - net..............................      143,922          197,922
TOTAL ASSETS.....................................  $26,977,713      $19,820,784

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable......................  $ 1,024,652      $   879,173
     Accrued salaries, wages, and commissions....    1,573,653        1,605,680
     Current portion of long-term debt...........       92,348           92,490
     Other liabilities...........................    1,043,033          726,940
                 Total current liabilities.......    3,733,686        3,304,283

LONG-TERM DEBT...................................       96,165           99,728
OTHER LIABILITIES................................         --            102,000


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock - authorized 100,000,000
        shares of $.40 par value each;
        issued and outstanding, 16,680,491
        shares and 14,998,360  shares,
        respectively.............................    6,672,197        5,999,344
     Additional paid-in capital..................   74,546,140       60,608,623
     Unearned compensation ......................      (70,704)        (141,467)
     Retained deficit............................  (57,999,771)     (50,151,727)
                 Total shareholders' equity......   23,147,862       16,314,773

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......  $26,977,713      $19,820,784

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  For Three Months Ended             For Nine Months Ended
                                                              April 30, 2000   April 30, 1999    April 30, 2000     April 30, 1999
Product sales..............................................      $ 4,472,184     $ 3,739,108       $14,110,664        $8,361,575
Cost of sales and other expenses:
     Cost of medical products..............................        2,167,251       2,388,331         6,843,468         5,809,886

     Selling, general and administrative...................        4,092,624       3,117,129        11,545,041         7,608,750
Research and development...................................        1,294,618       1,510,315         3,916,676         4,530,982
Interest...................................................            2,265          28,216             6,871           379,241
        Total cost of sales and other expenses.............        7,556,758       7,043,991        22,312,056        18,328,859


Operating loss.............................................       (3,084,574)     (3,304,883)       (8,201,392)       (9,967,284)

Interest income............................................          178,342          80,256           353,348           357,352


Net loss...................................................      $(2,906,232)    $(3,224,627)      $(7,848,044)      $(9,609,932)
Weighted average number of common
      shares outstanding...................................       16,057,405      13,909,660        15,362,701        12,852,970


Basic and dilutive net loss per common share...............         $(.18)          $(.23)            $(.51)            $(.75)



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                                                        2000            1999
OPERATING ACTIVITIES:
Net loss .......................................... $(7,848,044)   $ (9,609,932)
Adjustments to reconcile net loss to net
  cash used in operating activities:
(Gain) loss on asset disposal .....................      (4,718)          3,049
Depreciation.......................................     820,734         743,220
Amortization  .....................................      54,000         186,077
Stock compensation to employees and stock options
          issued to non-employees..................     169,663         263,202
(Increase) decrease in receivables.................     833,063      (1,497,989)
(Increase) decrease in inventories.................  (1,043,931)        592,167
Decrease in other assets...........................     112,127         115,383
Increase (decrease) in trade accounts payable......     145,479        (797,944)
Increase in accrued and other current liabilities..     197,947         338,216

Net cash used in operating activities..............  (6,563,680)     (9,664,551)

INVESTING ACTIVITIES:
Additions to plant and equipment...................    (780,457)       (505,157)
Proceeds from the disposal of assets...............       6,222          14,001
Purchase of marketable securities.................. (17,116,761)           --
Proceeds from maturity of marketable securities....   3,015,000            --
Net cash used in investing activities.............. (14,875,996)       (491,156)


FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise of
     options and warranties........................  14,495,589       1,240,642
Repayment of long-term debt........................      (3,705)        (12,884)
Proceeds from notes payable........................        --            21,074

Deferred debt issue costs..........................        --           (24,255)
Net cash provided by financing activities..........  14,491,884       1,224,577


DECREASE IN CASH AND CASH EQUIVALENTS .............  (6,947,792)     (8,931,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...   9,151,004      13,841,793

CASH AND CASH EQUIVALENTS AT END OF  PERIOD........ $ 2,203,212    $  4,910,663

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid...................................... $       965    $      1,674
Issuance of restricted stock.......................      59,000          20,250
Inventory transferred to fixed assets..............      23,280          32,150
Accrued payroll taxes related to restricted stock..      15,881          83,229
Conversion of subordinated debentures and accrued
     interest into common stock....................        --        12,346,174
Deferred debt issue costs and original issue
     discount netted against conversion of
     subordinated debentures.......................        --         1,371,122
Issuance of stock to settle litigation.............        --           225,000
Cancellation of restricted stock...................        --            37,934


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


2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.


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

     Total revenues by United States and non-United States for the nine months ended April 30, 2000 and 1999 are as follows:

                                                        2000          1999

        United States......................         $13,837,129     $8,039,559
        Non-United States..................             273,535        322,016
        Total revenues.....................         $14,110,664     $8,361,575


4.   EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Month Periods Ended April 30, 2000 and 1999

     Total product sales for the three and nine months ended April 30, 2000 were $4,472,000 and $14,111,000, respectively. This was an increase of $733,000 and $5,749,000, respectively, as compared to the same periods in the previous year. The main factor in the revenue increase was the March 1999 U.S. Food and Drug Administration ("FDA") approval to commence U.S. marketing of the AngioJet(R) Rheolytic(TM) Thrombectomy System with labeling claims for removal of blood clots in symptomatic native coronary arteries and coronary bypass grafts. The Company recorded a net loss for the quarter ended April 30, 2000 of $2,906,000 or $.18 per diluted share. This compared to a net loss of $3,225,000, or $.23 per diluted share, for the quarter ended April 30, 1999. The net loss for the nine months ending April 30, 2000 and 1999 was $7,848,000 and $9,610,000,
respectively. This resulted in a net loss per diluted share of $.51 and $.75, respectively.


Revenue - AngioJet System

     AngioJet System revenue for the three and nine months ended April 30, 2000 was $4,238,000 and $13,262,000, respectively. This was an increase of 28% and 69%, respectively, over the same period year-ago periods. Foreign sales of the AngioJet System for the three and nine months ended April 30, 2000 were $105,000 and $274,000, respectively. This compared to foreign sales of the AngioJet System of $128,000 and $322,000 for the same periods the previous year.

     As of April 30, 2000, the Company had a total of 427 domestic drive units in the field, compared to 239 drive units at the end of the same prior year period, and 394 units as of the end of the second quarter. During the three and nine month periods ended April 30, 2000, the Company sold approximately 3,500 and 10,400 catheters and pump sets versus approximately 2,300 and 5,700 in the same year-ago periods. This was a 55% and 81% increase in unit catheter sales from the same year-ago periods. The average catheter utilization rate per installed domestic drive unit was 8.3 in the third quarter, compared to a rate of 10.1 in the same prior year period, and to a rate of 9.9 in the second quarter of fiscal 2000. The Company sold 25 and 98 drive units during the three and nine months ended April 30, 2000. This compared to 40 and 95 drive units in the same prior year-ago periods.

     Currently the Company lists its AngioJet System drive unit, considered capital equipment, at $35,000 to U.S. hospitals. The Company employs a variety of flexible drive unit acquisition programs including outright purchase, rental and capital free program. The purchasing cycle for the AngioJet System drive unit varies from purchasing the drive unit with no evaluation to an evaluation period of up to six months, depending on the customer's budget cycle. The Company has recently signed contracts with two large purchasing groups in order to accelerate orders and marketing penetration. These purchasing groups acquire drive units for their member hospitals at pre-negotiated discounts. Due to the continued difficulty in selling capital equipment the Company is employing a "capital free" program. This allows the customer to use the drive unit in exchange for an increase in the catheter unit price.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, more face time selling at existing accounts, peer-to-peer selling, and the publication of clinical performance and cost effectiveness data. The current sales increases are believed to be generated primarily from the FDA coronary approval received in March 1999.

     In April 2000, the Company received FDA clearance to market the Company's LF140 catheter for treating thrombus in leg (peripheral) arteries. This clearance makes the AngioJet System the first and only new-generation thrombectomy device with FDA-approved labeling for this indication. In May 2000, the Company received FDA clearance to market its new Xpeedior 60 and 100 catheters for removing clots from dialysis access grafts. The Xpeedior catheters are the first catheters marketed by Possis Medical based its proprietary Cross-Stream(TM) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology can deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results. In May 2000, the Health Care Financing Administration (HCFA) announced that the AngioJet Rheolytic Thrombectomy System has been classified as a device eligible for pass-through payment in Medicare's new Outpatient Prospective Payment System. Hospitals should receive additional reimbursement for kidney dialysis access graft declotting procedures involving the AngioJet System. Additional sales growth is planned due to the recent FDA actions and continued expansion of the coronary market.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial of the AngioJet System in the treatment of severe acute cerebrovascular stroke. The first patient was enrolled in May 2000. Due to the start of the cerebrovascular stroke clinical trial, the Company has stopped enrolling patients in the clinical trial of the AngioJet System for use in the treatment of stroke caused by the blockage of the carotid arteries, the main vessels supplying blood to the brain. A total of five patients were enrolled in the carotid stroke clinical trial (ReACT). The Company believes that the treatment of blood clots in coronary vessels, peripheral arteries, veins and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.


Revenue - Vascular Grafts

     Vascular graft sales were $234,000 and $848,000 for the three and nine months ended April 30, 2000. This compared to $453,000 and $522,000 for the three and nine months ended April 30, 1999. All of the vascular graft sales were Perma-Seal(R) Dialysis Access Grafts. In September 1998, the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft, and in December 1998, the Company entered into an exclusive worldwide supply and distribution agreement with Horizon Medical Products, Inc. The first shipment under this agreement was made in January 1999.

     In April 1998, the Company received Humanitarian Device Exemption (HDE) approval from the FDA, allowing U.S. marketing of the Perma-Flow(R) Coronary Bypass Graft for patients who require coronary bypass surgery, but who have inadequate blood vessels of their own for use in the surgery. In March 1999, a distribution agreement with the Company's independent distributor expired. Currently the Company is exploring strategic options relating to future development and commercialization of the product.

     In February 1999, the Company received 510(k) clearance from the FDA to market three expanded poltetrafluoroethylene (ePTFE) synthetic grafts. ePTFE synthetic grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures. These products are planned to be marketed and sold by a marketing partner or independent distributor.

     A goal of the Company is to maximize the value of these products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of its vascular graft products and technologies. While the Company works toward completing these activities, it has placed vascular graft product development on hold.


Cost of Medical Products

     Cost of medical products decreased $221,000 and increased $1,034,000 in the 2000 three and nine month periods, respectively, over the same periods in the previous year. The changes are primarily due to the significant growth in AngioJet System product sales and a favorable mix of coronary catheters sold, partially offset by higher scale-up costs. Medical product gross margins improved by $954,000 and $4,716,000 for the three and nine months, respectively, over the same periods in the previous year. This resulted in gross margins of 52% for the three and nine months ended April 30, 2000. This compares to 36% and 31% gross margins for the three and nine months ended April 30, 1999. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related production volumes continue to grow and as identified product and process improvements are made.


Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three and nine months ended April 30, 2000 increased $975,000 and $3,936,000, respectively, compared to the same year-ago periods. The primary factors are increased sales and marketing expenses related to the establishment of a U.S. directs sales organization to sell the AngioJet System and expenses of marketing the product in the United States. Based upon early physician interest and with the AngioJet System receiving FDA approval for coronary and leg artery use, the Company has grown the U.S. sales and marketing organization from 39 employees in April 1999, to 67 employees in April 2000. The Company expects the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through the remainder of fiscal year 2000.


Research and Development

     Research and development expenses decreased 14% in the three and nine months ended April 30, 2000, respectively, from last year, due mainly to the shutdown of graft product development. The reduction in graft product development was offset by an increase in development of new AngioJet System applications. The Company believes that research and development expenses for AngioJet System applications will increase as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products.

Interest Income

     Interest income increased $98,000 and decreased $4,000 in the most recent three and nine month periods, respectively, over the prior year periods. The increase in the three months ended April 30, 2000 was due to the March 2000 private placement offering of its common stock in the amount of $15 million. The Company expects interest income to increase for the remainder of the fiscal year due to the private placement offering proceeds.


Interest Expense

     Interest expense decreased in the most recent three and nine month periods due to the 5% convertible subordinated debentures being converted into the Company's common stock in March 1999. The Company expects interest expense to stay at low levels through the remainder of the fiscal year.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled $ 16,305,000 at April 30, 2000 versus $9,151,000 at July 31, 1999. The primary factor in the improved cash position was the completion in March 2000 of the $15 million private placement offering.

     Net cash and marketable securities usage for the nine months April 30, 2000 averaged $816,000 per month. The $6,564,000 cash used in operations in the most recent nine month was due to the net loss of $7,848,000 and a $1,044,000 increase in inventory offset by non-cash expenses of depreciation, amortization, stock compensation to employees and stock options issued to non-employees of $1,044,000, a decrease in accounts receivables of $833,000 and an increase in accounts payable and accrued liabilities of $343,000.

     The Company believes that product sales of the AngioJet System, primarily in the U.S., will yield meaningful sales growth going forward. The Company expects the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through the remainder of fiscal year 2000. Research and development expenditures are expected to increase as the Company completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products. Possis expects to report a loss for the current fiscal year, which is expected to be less than the fiscal 1999 loss. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company has no plans to raise additional outside capital in fiscal 2000.

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion regarding Year 2000 compliance, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the submission of applications to the FDA, anticipated FDA approvals, the timing of FDA approvals, revenue and expense levels, profitability and future capital requirements, and the timing and method of raising additional capital, are forward-looking statements that involve risks and uncertainties, including the Company's ability to meet its timetable for FDA submissions, the review time and process at the FDA, anticipated reimbursement for the use of its products by its customers, results of clinical trials, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's report on Form S-3 dated April 17, 2000, filed with the Securities and Exchange Commission.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of April 2000, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At April 30, 2000, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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

   3.2       10-K     Fiscal Year ended         Bylaws as amended and
                      July 31, 1999             restated to date.

   27                                           Financial data schedule

   99        S-3      April 17, 2000            Investment Risk Factors



     (b) Reports on Form 8-K

     During the quarter ended April 30, 2000, the Company filed a report on Form 8-K dated March 3, 2000 reporting under Item 5 that the Company had entered into a Private Placement Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        POSSIS MEDICAL, INC.


DATE: June 7, 2000                 BY:  /s/   Robert G. Dutcher
                                        ROBERT G. DUTCHER
                                        President, Chief Executive Officer
                                        and Principal Finance Officer