Form 10-K
period 2000-07-31
POSSIS MEDICAL INC
filed 2000-10-30
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

           9055 Evergreen Blvd, NW, Minneapolis, Minnesota 55433-8003
               (Address of principal executive offices) (Zip Code)
        Registrant's telephone number, including area code: 763-780-4555

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2000 was approximately $112,705,000.

     The number of shares outstanding of the registrant's common stock as of September 30, 2000: 16,696,156.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 2000 annual meeting to be filed on or before November 28, 2000 ("The Proxy Statement").

                              POSSIS MEDICAL, INC.

Forward-Looking Statements

     This report on Form 10-K, including the description of the Company's business and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including statements relating to the Company's ability to establish an adequate recurring revenue stream from U.S. AngioJet(R) System disposable sales, the ability to maintain manufacturing yields at acceptable levels, changes in the Company's marketing strategies, the ability to grow sales while maintaining it's current level of U.S. sales force, the ability to achieve growing acceptance of the AngioJet System, the ability to control expenses in order to become profitable, the ability to develop new products, the ability to raise additional capital on acceptable terms, the results of clinical trials and the ability to achieve levels of interest income and interest expense. These statements involve risks and uncertainties, and consequently, actual results may vary materially from those projected in the forward-looking statements. It is not possible to foresee or identify all factors affecting the Company's future results and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, these factors include trends toward managed health care, health care cost containment, the trend of consolidation in the medical device industry, difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, changes in government laws and regulations and the enforcement there of that may be adverse to the Company, the development of new products by competitors that may make our products obsolete, and economic factors over which the Company has no control, including changes in inflation and interest rates. These and other risk factors set forth in the risk factors included in Exhibit 99 to the Company's registration statement on Form S-3 dated April 17, 2000 are filed with the Securities and Exchange Commission.



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


Products

     ANGIOJET(R) RHEOLYTIC(TM) THROMBECTOMY SYSTEM. The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma, impediment of normal flow during invasive procedures or prolonged bed rest. If a blood clot becomes large enough, it can block a blood vessel, preventing oxygenated blood from reaching the organ or tissue it supplies. In addition, if a blood clot breaks off (emboli), it can travel through the bloodstream and block blood flow to other organs and tissue. Conditions caused by blood clots include peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, acute myocardial infarction (heart attack), stroke and deep vein obstruction.

     Currently, the three primary methods of removing intravascular blood clots are surgery, drugs and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to dissolve the blood clot in an intensive or critical care setting. Thrombolytic drugs may require prolonged infusion to be effective, may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Currently, other classes of drugs, specifically glycoprotein llb/llla inhibitors, are being used to treat blood clots. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then dragging the blood clot out of the patient's body through the artery. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

     The Company believes that its AngioJet System represents a rapid, safe, and medically effective approach to the removal of blood clots from arteries, veins and grafts and offers certain advantages over current methods of treatment. The AngioJet System is a non-surgical, minimally invasive catheter system designed for rapidly removing blood clots with minimal vascular trauma. The AngioJet System consists of three major components: a reusable drive unit to power the pump and monitor device performance, a disposable single-use pump set that delivers pressurized saline to the catheter, and a family of disposable, single-use catheters. In early stages of commercialization and in U.S. clinical trials, the AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention and minimizing the risk of uncontrolled bleeding.

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

     Because the Possis AngioJet System is unique, market potential, though difficult to quantify, may be estimated by examining the total number of cases treated using other therapies and devices, including thrombolysis, and then estimating the number of procedures that might reasonably be treated with the AngioJet System, either alone or in conjunction with other therapies.

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

     In April 2000, March 1999 and December 1996, the Company received FDA clearances to commence U.S. marketing of the AngioJet System, with labeling claims for removal of blood clots in leg arteries and bypass grafts, native coronary arteries and coronary bypass grafts and access grafts used by patients on kidney dialysis.

     PERMA-SEAL(R)GRAFT. The Perma-Seal Graft is a self-sealing synthetic graft comprised of silicone elastomers, with a winding of polyester yarn encapsulated within its wall, and is manufactured using proprietary electrostatic spinning technology developed by the Company. The Perma-Seal Graft is to implanted in kidney dialysis patients to provide necessary vascular access. The Company believes that its Perma-Seal Graft may offer advantages over currently used synthetic grafts because of its needle hole sealing capability. The Company believes that this characteristic will be effective in sealing puncture sites in the grafts with minimal compression time and bleeding as compared to other currently available graft products and, as a result, will reduce dialysis procedures and administrative time per patient and the costs associated therewith. In addition, because of its ability to seal a needle puncture without depending on tissue ingrowth, the Perma-Seal Graft may provide an option for patients who require dialysis immediately after implant. The Company currently sells it's Perma-Seal Graft through an independent distributor. Due to slow sales by it's distributor, fiscal 2001 sales are expected to be minimal.

     PERMA-FLOW(R) CORONARY BYPASS GRAFT. The Perma-Flow Graft is a synthetic graft 5mm in diameter for use in coronary artery bypass graft (CABG) surgery. The Perma-Flow Graft is intended to provide a graft alternative to patients who require bypass surgery but have insufficient or inadequate native vessels as a result of repeat procedures, trauma, disease or other factors. Currently the Company has put all graft development activities on hold as it concentrates its efforts on the development on new AngioJet System applications.

     ePTFE SYNTHETIC VASCULAR GRAFT. In February 1999, the Company received 510(k) approval from the FDA to market three expanded polytetrafluoroethylene ("ePTFE") synthetic vascular grafts. ePTFE synthetic vascular grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures. In 2000, the Company estimates 270,000 peripheral grafting procedures will be performed worldwide, with 200,000 of these in the United States. Currently the Company has put all graft development activities on hold as it concentrates its efforts on the development on new AngioJet System applications.


Research and Development

     The Company's research and development program for its existing products are focused primarily on clinical testing, obtaining necessary FDA product registrations and validating manufacturing processes for the AngioJet System. The Company's new product development efforts are focused primarily on developing additional applications of the AngioJet Thrombectomy System, including neurovascular and large vessel applications. The Company is exploring AngioJet System applications for other blood clot conditions, such as removal of intracranial blood clot in head trauma cases. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing process, conduct of clinical trials, and seeking and obtaining governmental approvals. The Company's research and development expenses are expected to stay at its current levels or slightly increase as the Company continues its clinical trials and current product development plans.

     As of September 30, 2000, the Company employed approximately 37 full-time employees in research and development, including 30 in new product concept screening, prototype building, product and process development and validation, and seven in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Coon Rapids, Minnesota, a suburb of Minneapolis, Minnesota. The Company spent $5.5 million, $5.7 million and $5.2 million in fiscal 2000, 1999 and 1998, respectively, on medical product research and development. AngioJet System research and development expense for fiscal 2000, 1999, and 1998 were $5.5 million, $4.4 million, and $3.1 million, respectively. Vascular graft research and development expense for fiscal 1999 and 1998 were $1.3 million and $2.0 million, respectively.


Manufacturing

     We assemble and test our entire product line in-house and have vertically integrated a number of processes in an effort to provide increased quality and reliability of the components used in the production process. Many of the processes are proprietary and were developed by us. The Company believes that as product and process improvements are identified, our ability to control costs and quality will improve. Raw materials, components and subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources.

     Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice compliance inspections by the FDA and the TuV Product Services. We have undergone inspections by the FDA for Good Manufacturing Practices compliance and the TuV each year since 1998. Each inspection resulted in a limited number of noted deficiencies, to which we believe we have provided adequate responses.

Marketing and Sales

     The Company is marketing its AngioJet System to interventional cardiologists, interventional radiologists, vascular surgeons and also to physician specialty groups, including vascular, cardiovascular and thoracic surgeons. Revenues from AngioJet System sales in the United States were approximately 93%, 91%, and 93% of fiscal 2000, 1999 and 1998 revenue, respectively.

     The Company is currently marketing the AngioJet System for coronary applications, peripheral vessel and graft applications and hemodialysis graft thrombosis. The AngioJet System for stroke treatment will be marketed to interventional neuroradiologists, neurologists and interventional cardiologists as FDA marketing approvals are obtained.

     The AngioJet System is currently marketed by a direct sales force in the United States.

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

     In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The first shipment under the distribution agreement was made in January 1999. In September 2000, the distributor was in non-compliance with the terms of the distribution agreement and the Company is currently reviewing its options.

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


Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company holds six United States patents and three foreign patents relating to the AngioJet System. In addition, the Company has fourteen United States and twenty-six foreign patent applications pending relating to the AngioJet System. In connection with the Perma-Seal Graft, the Company holds two United States and one foreign patent and four foreign patent applications are pending. The Company currently holds five United States patents and seventeen foreign patents related to the Perma-Flow Graft and has two patent applications pending in the United States and five patent applications pending in foreign jurisdictions. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. In addition, no assurance can be given that third parties will not receive patent protection on their own waterjet devices.

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

     Under the FDC Act, medical devices are placed into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as the safety and effectiveness reasonably can be assured through general controls (e.g., labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP")). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which are not substantially equivalent to legally marketed devices) require the highest level of control, including premarket approval by the FDA, to ensure their safety and effectiveness.

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

     The export and sale of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. A device under a U.S. IDE may be exported to any country, so long as its import to the receiving country complies with its requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For countries in the European Union, in January 1995, CE Mark certification procedures became available for medical devices, the successful completion of which allows certified devices to be placed on the market in all European Union countries. After June 1998, medical devices may not be sold in European Union countries unless they display the CE Mark. The Company has CE Mark approval for all of its current products.

Employees

     As of September 30, 2000, the Company had 228 full-time employees, and five contract employees. Of these full-time employees, 37 are in research and development, 80 are in manufacturing and production, 18 are in quality systems, six are in facilities/maintenance, 67 are in sales and marketing and 20 are in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 2.  Properties:

     The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of clean manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 6 of Notes to Consolidated Financial Statements in Part II,
Item 8, in this Form 10-K.

Item 3.  Legal Proceedings:

None

Item 4.  Submission of Matters to a Vote of Security-Holders:

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT


       Name           Age                     Position

 Robert G. Dutcher    55   Director, Chief Executive Officer and President

 Eapen Chacko         52   Vice President of Finance and Chief Financial Officer

 Irving R. Colacci    47   Vice President of Legal Affairs and Human Resources
                              General Counsel and Secretary

 James D. Gustafson   44   Vice President of Quality Systems and
                              Regulatory/Clinical Affairs

 T. V. Rao            57   Vice President and General Manager

 Martin A. Rossing    47   Vice President of Technology and Product Development

 Robert J. Scott      55   Vice President of Manufacturing Operations


     Robert G. Dutcher has served as Chief Executive Officer and President, and has been a director of the Company since October 1993. Since 1987, he has served as President and Chief Operating Officer of Possis Holdings, Inc. (a subsidiary formerly known as Possis Medical, Inc.). Prior to joining the Company, Mr. Dutcher had served in several positions (most recently as Director of Research and Development) at Medtronic, Inc. Mr. Dutcher received a master's degree in biomedical engineering from the University of Minnesota.


     Eapen Chacko has served as Vice President of Finance and Chief Financial Officer since September 2000. Mr. Chacko joined the Company in September 1999 as Vice President of Investor/Public Relations. Before joining Possis Medical, Mr. Chacko had been Director of Investor Relations for Fingerhut Companies, Inc., a $2 billion direct marketing company, since March 1995. Mr. Chacko earned a master's degree in economics from The Johns Hopkins University.


     Irving R. Colacci has served as Vice President and General Counsel since December 1993, and as Secretary and Corporate Counsel of the Company since July 1988. From 1988 to 1993, Mr. Colacci also served in various other management positions with the Company and its subsidiaries. Prior to joining the Company in 1988, Mr. Colacci was an associate attorney at Dorsey & Whitney LLP, a major law firm in Minneapolis. Mr. Colacci received his law degree from William Mitchell College of Law.


     James D. Gustafson has served as a Vice President of the Company since January 1, 1994; prior to this he was Director of Quality Systems and Regulatory/Clinical Affairs for Possis Holdings, Inc. since his hire June 1993. Prior to joining the Company, Mr. Gustafson had served as Manager of Clinical and Regulatory Affairs and of Clinical Programs at St. Jude Medical, Inc., a medical device manufacturer, since June 1989, and as a Senior Clinical Scientist at Shiley, Inc., Irvine, California, since March 1985. Mr. Gustafson received a master's degree in management from University of Redlands and a master's degree in biology from the University of California at Irvine.

     T. V. Rao has served as Vice President and General Manager of Possis Medical since February 1999. From June 1988 to February 1999, he was Vice President and General Manager of the AngioJet System business. Before joining the Company, Mr. Rao served as Vice President of Sales and Marketing for Angeion Corporation from July 1995 to June 1998, as Vice President of Sales and Marketing for Brunswick Biomedical Corporation from July 1994 to June 1995 and served in several positions (most recently as Director of Marketing, Tachyarrhythmia Business) at Medtronic Inc. since 1980. Mr. Rao holds a master's degree in business from the College of St. Thomas.


     Martin A. Rossing joined Possis Medical, Inc. in March of 2000 as Vice President of Technology and Product Development. Prior to joining the Company, Mr. Rossing served in several positions, most recently as Sr. Director of Implantable Defibrilator Development, at Medtronic since 1973. Mr. Rossing holds a MBA from Minnesota's Carlson School of Management.


     Robert J. Scott has served as Vice President of the Company since December 1993, as Vice President of Manufacturing Operations of Possis Holdings, Inc. since 1988 and was Director of Manufacturing Operations for Possis Holdings, Inc. from 1984 through 1988. Prior to joining the Company, Mr. Scott had served as a consultant to various medical and nonmedical manufacturing companies and as Manufacturing Manager for Aequitron Medical, Inc. and Resistance Technology Incorporated and in various corporate and technical positions for Daig Corporation and Medtronic, Inc. Mr. Scott has an associates degree in electronics and a bachelor of science degree in business from Northwestern College.

                                     PART II

     Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters:

     The Company had 1,613 common shareholders of record at July 31, 2000. The common stock is traded on The Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2000 and 1999 are presented below:

                                               2000                1999
                                          High      Low        High     Low
 QUARTER:
   First...........................      $12.50    $8.06     $ 9.88   $ 4.31
   Second..........................       11.37     7.63      11.38     6.75
   Third...........................       14.12     8.28      14.88     7.50
   Fourth..........................        8.63     6.00      12.50    10.31


     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

     On March 6, 2000, the Company sold an aggregate of 1,594,049 shares of Common Stock and warrants to purchase a total of 318,810 shares of Common Stock for aggregate consideration of $15,000,000. The securities were privately sold to accredited investors. Gerard, Klauer & Mattison received a placement fee of $900,000 in connection with the private placement. The warrant exercise price is $12.67 per share, and the warrants are exercisable for a period of four years. The securities were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Exchange Act of 1934.

Item 6. Selected Financial Data:

                            SELECTED FINANCIAL DATA
                     POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,


In Thousands Except Per Share Data
                                                       2000           1999              1998             1997              1996
INCOME STATEMENT DATA:
Operating revenues-
     Continuing operations......................    $ 20,428       $ 13,123          $  6,118         $  4,834          $  1,606
Net income (loss):
     Continuing operations......................     (10,590)       (12,021)          (11,969)          (8,608)           (8,578)
Discontinued operations.........................        --             --                --                112               405
Net income (loss) per common share -
     basic and diluted:
     Continuing operations......................        (.67)          (.90)             (.98)            (.71)             (.74)
     Discontinued operations....................          --             --                --              .01               .04
Weighted average shares outstanding -
    basic and diluted...........................      15,697         13,356            12,191           12,099            11,611

BALANCE SHEET DATA:
    Working capital.............................    $ 16,788        $13,530           $16,598          $16,840           $24,780
Total assets....................................      25,004         19,821            23,897           22,423            29,361
Long-term debt,
        excluding current maturities............           7            100            11,493               10                39
Shareholders' equity............................      20,495         16,315             8,744           19,800            27,597


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

     Over the past several fiscal years, the Company has transitioned its revenue stream from pacemaker leads and royalty revenues to revenues from the sale of its new products. The resulting cash flow, together with the approximately $34.0 million net proceeds from the Company's calendar 1994 and 1995 common stock offerings, the $12.0 million gross proceeds from the issuance of 5% convertible subordinated debentures in 1998, the $7.0 million gross proceeds from the Company's 1999 private placement of common stock, and the $15.0 million gross proceeds from the Company's 2000 private placement of common stock, have been used to fund the Company's operations, including research and development related to its products. Over 98% of fiscal 2000 revenues were from product sales in the United States. The importance of United States revenue generation is expected to continue for the foreseeable future.


Results of Operations

Fiscal Years ended July 31, 2000, 1999 and 1998

     Total product sales for 2000 increased $7,305,000, or 56%, to $20,428,000 compared to $13,123,000 in 1999. Total product sales for 1999 increased $7,005,000, or 115%, to $13,123,000 compared to $6,118,000 in 1998. The main factors in the revenue increase were the April 2000 and March 1999 FDA clearances to commence U.S. marketing of the AngioJet Rheolytic Thrombectomy System (AngioJet System), with labeling claims for removal of blood clots in leg (peripheral) arteries and in symptomatic native coronary arteries and coronary bypass grafts. U.S. AngioJet System product revenue was $19,029,000, $12,040,000 and $5,662,000 for fiscal 2000, 1999 and 1998, respectively. This represents an increase of 58% and 113% in fiscal 2000 and 1999, respectively, compared to prior years.

Revenue - AngioJet

     As of July 31, 2000 the Company had a total of 493 domestic AngioJet System drive units in the field, compared to 300 and 191 at the end of the previous two fiscal years. During fiscal 2000 the Company sold approximately 16,100 catheters and pump sets versus approximately 9,100 and 4,700 in fiscal 1999 and 1998, respectively. This represents a 77% and 94% increase in unit catheter sales from the previous years. The significant increases in unit catheter sales were due to the April 2000 and March 1999 FDA clearances to commence U.S. marketing of the AngioJet System with labeling claims for removal of blood clots in leg (peripheral) arteries and in symptomatic native coronary arteries and coronary bypass grafts. During the fiscal years ended July 31, 2000, 1999 and 1998 the Company sold 138, 162 and 29 AngioJet System drive units, respectively. The decrease in AngioJet System drive unit sales in fiscal 2000 was due to cost constraints at U.S. hospitals. The significant increase in AngioJet System drive unit sales in fiscal 1999 was due to the FDA approval in March 1999 for use in the native coronary arteries and coronary bypass grafts.

     Currently the Company lists its AngioJet System drive unit, considered capital equipment, at $35,000 to U.S. Hospitals. The Company employs a variety of flexible drive unit acquisition programs including outright purchase, rental, and capital free program. The capital free program allows the customer to use the drive unit in exchange for an increase in the catheter unit price. The purchasing cycle for the AngioJet System drive unit varies from purchasing the drive unit with no evaluation to an evaluation period of up to six months, depending on the customer's budget cycle. The Company has recently signed contracts with three large purchasing groups in order to accelerate orders and increase marketing penetration. These purchasing groups acquire drive units for their member hospitals at pre-negotiated discounts.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost effectiveness data. The recent sales increases are believed to be generated primarily from the FDA approval received in April 2000 for use of the AngioJet System for removal of blood clots in leg (peripheral) arteries and the FDA approval received in May 2000 for its new Xpeedior catheters.

     In April 2000, the Company received FDA clearance to market the Company's LF140 catheter for treating thrombus in leg (peripheral) arteries. This clearance makes the AngioJet System the first and only new-generation thrombectomy device with FDA-approved labeling for this indication. In May 2000, the Company received FDA clearance to market its new Xpeedior 60 and 100 catheters for removing clots from dialysis access grafts. The Xpeedior catheters are the first catheters marketed by Possis Medical based on its proprietary Cross-Stream (tm) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology can deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial (Time
1) of the AngioJet System in the treatment of severe acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter can access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove clot from this territory. The review also identified enhancements that can be made to the protocol, the catheter and physician technique to further improve outcomes. Patient enrollment in TIME 1 will continue after these enhancements are in place, anticipated for February 2001. Due to the start of the stroke clinical trial, the Company has stopped enrolling patients in the clinical trial of the AngioJet System for use in the treatment of stroke caused by the blockage of the carotid arteries, the main vessels supplying blood to the brain. A total of five patients were enrolled in the carotid stroke clinical trial (ReACT). The Company believes that the treatment of blood clots in the coronary vessels, peripheral arteries, veins and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.

     Foreign sales of the AngioJet System during fiscal 2000, 1999 and 1998 were $393,000, $491,000 and $351,000, respectively. The limited foreign sales are due to cost constraints in overseas markets. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare. Japanese approval for coronary use of the AngioJet System is expected by the end of calendar 2000 or in early calendar 2001.

Revenue - Vascular Grafts

     During fiscal 2000, 1999 and 1998, sales of Perma-Seal(R) Dialysis Access Grafts were $1,006,000, $593,000 and $0, respectively. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The first shipment under this distribution agreement was made in January 1999. In September 2000, the distributor was in non-compliance with the terms of the distribution agreement, and the Company is currently reviewing its options. Sales of Perma-Seal Dialysis Access Grafts are expected to be minimal in fiscal 2001.

     During 1998, sales of Perma-Flow(R) Coronary Bypass Grafts were $105,000 through a distributor. In April 1998, the Company received Humanitarian Device Exemption (HDE) approval from the FDA, allowing U.S. marketing of the Perma-Flow Cornonary Bypass Graft for patients who require coronary bypass surgery, but who have inadequate blood vessels of their own for use in the surgery. In March 1999, the distribution agreement with the Company's independent distributor expired. Currently the Company is exploring strategic options relating to future development and commercialization of the product.

     In February 1999, the Company received 510(k) clearance from the FDA to market three expanded polytetrafluoroethylene (ePTFE) synthetic grafts. ePTFE synthetic grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures.

     A goal of the Company is to maximize the value of these graft products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of its vascular graft products and technologies. While the Company works toward completing these activities, it has placed vascular graft product development and production on hold and due to the uncertainty, management has written off various vascular graft assets in the current year. In fiscal 2000, the Company wrote down $213,000 of fixed assets and $125,922 of goodwill. The value of these vascular graft assets was determined to be impaired due to the reduction of sales by the Company's vascular graft distributor.

Cost of Medical Products

     Cost of medical products, compared to prior years, increased 27% and 36% in fiscal 2000 and 1999, respectively. The increases are primarily due to the significant growth in the AngioJet product sales. Medical product gross margins improved by $5,172,000 and $4,917,000 in fiscal 2000 and 1999, respectively, compared to prior years. The gross margin percentage in fiscal 2000 was 51% compared to 40% and 5% in fiscal 1999 and 1998. The Company believes that manufacturing costs per unit will be reduced and gross margins will continue to improve as product sales and related volumes continue to grow and as identified product and process improvements are made.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased $4,442,000 and $4,055,000 in fiscal 2000 and 1999, respectively, as compared to prior periods. The primary factors are increases in sales and marketing expenses related to the establishment of a U.S. direct sales organization to sell the AngioJet System and market the product in the United States. Based upon early physician interest and the AngioJet System FDA approvals for coronary and leg artery use, the Company has grown the U.S. sales marketing organization from 53 employees in July 1999 to 67 employees in July 2000. The Company expects that the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through fiscal 2001.

Research and Development

     Research and development expenses decreased 4% in fiscal 2000 and increased 11% in fiscal 1999, as compared to prior periods. The decrease in fiscal 2000 was due mainly to the shutdown of graft product development. The reduction in graft product development was offset by an increase in development of new AngioJet System applications. The increase in fiscal 1999 was due to the development of new AngioJet System applications. The Company believes that research and development will increase as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products.

Interest Income

     Interest income increased $110,000 in fiscal 2000 from fiscal 1999 due to the gross proceeds of $15,000,000 received from the private placement offering in March 2000. Interest income decreased $14,000 in fiscal 1999 from fiscal 1998. The gross proceeds of $7,000,000 received in May and June 1999 was offset by the cash reserves used to fund the operations. The Company expects interest income to decrease in fiscal 2001 as the Company's cash reserves are used to fund the Company's operations.

Interest Expense

     Interest expense decreased $372,000 in fiscal 2000 as compared to 1999 due to the 5% convertible subordinated debentures being converted into the Company's common stock in March 1999. Interest expense increased $341,000 in fiscal 1999 as compared to 1998 due to issuance of the 5% convertible subordinated debentures in July 1998. The Company expects interest expense to stay at low levels in fiscal 2001 unless a line of credit through a bank is obtained. If a line of credit is obtained, the amount of increase in interest expense is dependent upon how much is borrowed, the interest rate, and the length of time the borrowing is outstanding.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $12,971,000 at July 31, 2000, an increase of $3.8 million from the prior year. The primary factors in the increase of the Company's cash position was the net proceeds of $14.0 million from the private placement offering in March 2000 which was partially offset by cash used in operating activities of $8.8 million and capital expenditures of approximately $1.9 million.

     During fiscal 2000, cash used in operating activities was $8.8 million, which resulted primarily from the $10.6 net loss and a $1.2 increase in inventory, partially offset by non-cash charges, a decrease in receivables, and an increase in accounts payable totaling $3.0 million. Cash used in investing activities was $10.8 million which resulted from the purchase of marketable securities of $24.1 million and the purchase of plant and equipment of $1.9 million, partially offset by the proceeds from the maturity of marketable securities of $15.2 million. Net cash provided by financing activities was $14.5 million, which resulted from the net proceeds of the private placement offering of $14.0 million and the exercise of stock options of $462,000.

     During fiscal 1999, cash used in operating activities was $11.9 million, which resulted primarily from $12.0 million net loss, a $1.9 million increase in receivables and $366,000 decrease in accounts payable, partially offset by depreciation, amortization, stock compensation and an increase in accrued liabilities totaling $2.4 million. Cash used in investing activities was $700,000 which was used to purchase plant and equipment. Net cash provided by financing activities was $7.9 million, which resulted from the net proceeds of the private placement offering of $6.7 million, the exercise of stock warrants of $828,000 and the exercise of stock options of $417,000. As of March 1999, all of the 5% convertible subordinated debentures and related accrued interest totaling $12.3 million were converted into approximately 1.7 million shares of the Company's commons stock at an average conversion price of $7.12 per share.

     During fiscal 1998, cash used in operating activities was $11.8 million, which resulted primarily from a $12.0 million net loss and a $1.8 million increase in receivables, inventories and other current assets, partially offset by depreciation, amortization, stock compensation, and an increase in accounts payable and accrued liabilities totaling $2.0 million. Cash provided by investing activities was $10.4 million, which resulted from the net proceeds from the sale/maturity of marketable securities of $11.0 million, offset by additions to plant and equipment of $614,000. Net cash provided by financing activities was $11.4 million, which resulted from the net proceeds from the issuance of 5% convertible subordinated debentures of $11.1 million, proceeds from long-term debt of $175,000 and the exercise of stock options of $142,000.

     The Company believes that product sales of the AngioJet System, primarily from the U.S., will yield meaningful sales growth going forward. The Company expects the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through the fiscal year 2001. Research and development expenditures are expected to increase as the Company completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products. Possis expects to report a loss for fiscal 2001, which is expected to be less than the fiscal 2000 loss. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company has no plan to raise additional outside capital in fiscal 2001, although there can be no assurance that additional capital will not be required during that time.


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

New Accounting Pronouncements

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS No. 133 in fiscal 2000 had no material effect on the consolidated financial statements.


Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Form 10-K, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including statements relating to the Company's ability to establish an adequate recurring revenue stream from U.S. AngioJet System disposable sales, the ability to maintain manufacturing yields at acceptable levels, changes in the Company's marketing strategies, the ability to grow sales while maintaining it's current level of U.S. sales force, the ability to achieve growing acceptance of the AngioJet System, the ability to control expenses in order to become profitable, the ability to develop new products, the ability to raise additional capital on acceptable terms, the results of clinical trials and the ability to achieve levels of interest income and interest expense. These statements involve risks and uncertainties, and consequently, and actual results may vary materially from those projected in the forward-looking statements. It is not possible to foresee or identify all factors affecting the Company's future results and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, these factors include trends toward managed health care, health care cost containment, the trend of consolidation in the medical device industry, difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, changes in government laws and regulations and the enforcement there of that may be adverse to the company, the development of new products by competitors that may make our products obsolete, and economic factors over which the Company has no control, including changes in inflation and interest rates. These and other risk factors set forth in the risk factors included in Exhibit 99 to the Company's registration statement on Form S-3 dated April 17, 2000 are filed with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of July 2000, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At July 31, 2000, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the Company) as of July 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders' equity for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Minneapolis, Minnesota
September 1, 2000

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                    July 31, 2000               July 31, 1999
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Note 1)........................................       $  4,053,429                $9,151,004
    Markektable securities....................................................          8,917,251                  --
    Receivables:
      Trade (less allowance for doubtful accounts and returns
          of $672,000 and $489,000, respectively).............................          2,940,497                 3,063,311
    Inventories (Note 1):
      Parts...................................................................          1,441,137                 1,218,910
      Work-in-process.........................................................          1,551,524                 1,596,313
      Finished goods..........................................................          2,107,677                 1,556,482
    Prepaid expenses and other assets.........................................            278,491                   247,907

           Total current assets...............................................         21,290,006                16,833,927


PROPERTY (Notes 1 and 2):
    Leasehold improvements....................................................          1,363,902                 1,274,814
    Machinery and equipment...................................................          5,688,540                 4,143,032
    Assets in construction....................................................            305,474                   258,114
                                                                                                                  7,357,916
5,675,960....................................................................
    Less accumulated depreciation.............................................          3,643,976                 2,887,025
         Property - net.......................................................          3,713,940                 2,788,935

OTHER ASSETS:
    Goodwill (Note 1).........................................................            --                        197,922

TOTAL ASSETS..................................................................        $25,003,946               $19,820,784


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                                                     July 31, 2000             July 31, 1999
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable.............................................              $  1,916,063                $  879,173
    Accrued salaries, wages, and commissions...........................                 1,603,061                 1,605,680
    Current portion of long-term debt (Note 2).........................                   179,949                    92,490
    Other liabilities..................................................                   802,989                   726,940
Total current liabilities..............................................                 4,502,062                 3,304,283

LONG-TERM DEBT (Notes 1 and 2).........................................                     7,279                    99,728

OTHER LIABILITIES  (Note 4)............................................                     --                      102,000

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Note 4):
    Common stock-authorized, 100,000,000 shares
         of $ .40 par value each; issued and outstanding,
        16,700,942 and 14,998,360 shares, respectively.................                 6,680,377                 5,999,344
    Additional paid-in capital.........................................                74,581,145                60,608,623
    Unearned compensation..............................................                   (24,809)                 (141,467)
Retained deficit.......................................................               (60,742,108)              (50,151,727)
Total shareholders' equity.............................................                20,494,605                16,314,773
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................               $25,003,946               $19,820,784

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED JULY 31


                                                                             2000                 1999                1998
REVENUES:
     Medical products sales (Note 7)..............................        $20,427,704          $13,123,479          $6,117,850

COST OF SALES AND OTHER EXPENSES:
     Cost of medical products ....................................         10,015,799            7,883,865           5,794,901
     Selling, general and administrative..........................         16,052,830           11,611,113           7,555,616
     Research and development ....................................          5,525,431            5,743,866           5,193,787
     Interest....................................................               9,377              381,179              40,599
         Total cost of sales and other expenses...................         31,603,437           25,620,023          18,584,903

Operating loss....................................................        (11,175,733)         (12,496,544)        (12,467,053)

Interest income...................................................            585,352              475,113             489,610
Gain on sale of investments  .....................................              --                   --                  8,101

Net loss .........................................................       $(10,590,381)        $(12,021,431)       $(11,969,342)

Weighted average number
     of common shares outstanding - basic and diluted.............         15,697,135           13,355,822          12,191,477
Loss per common share - basic and diluted:

Net loss .........................................................          $(.67)              $(.90)              $(.98)




                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                               YEARS ENDED JULY 31


                                                                           2000                 1999                1998
Net loss .........................................................       $(10,590,381)        $(12,021,431)       $(11,969,342)
Unrealized gain on investments....................................              --                   --                  5,836
Comprehensive loss................................................       $(10,590,381)        $(12,021,431)       $(11,963,506)

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31


                                                                             2000                 1999                1998
OPERATING ACTIVITIES:
     Net loss .........................................................   $(10,590,381)         $(12,021,431)       $(11,969,342)
Adjustments to reconcile net loss to net
         cash used in operating activities:
     Gain on sale of marketable securities.............................         --                     --                 (8,101)
Loss on disposal of assets.............................................          6,345                 4,312              15,237
Depreciation...........................................................      1,195,848             1,035,105             774,027
Amortization...........................................................         72,000               204,077              84,832
     Writedown due to impairment of assets.............................        338,922                 --                  --
     Stock compensation to employees and stock options
         issued to non-employees.......................................        271,534               341,462             441,694
     Decrease (increase) in receivables................................        122,814            (1,915,748)           (148,112)
     Increase in inventories...........................................     (1,230,513)              (58,002)         (1,613,285)
     (Increase) decrease in other current assets.......................        (30,584)               65,251             (57,920)
     Increase (decrease) in trade accounts payable.....................      1,036,890              (366,379)            597,052
     (Decrease) increase in accrued and other current liabilities......        (10,489)              787,795             113,110
         Net cash used in operating activities.........................     (8,817,614)          (11,923,558)        (11,770,808)
INVESTING ACTIVITIES
     Additions to plant and equipment..................................     (1,851,510)             (693,398)           (614,074)
     Proceeds from sale of fixed assets................................         13,192                16,656               2,100
     Purchase of marketable securities.................................    (24,122,251)                --                (13,612)
     Proceeds from sale/maturity of marketable securities..............     15,205,000                 --             10,991,719
         Net cash provided by (used in) investing activities...........    (10,755,569)             (676,742)         10,366,133
FINANCING ACTIVITIES:
     Proceeds from issuance of stock and exercise
         of options and warrants.......................................     14,480,598             7,926,761             142,406
     Repayment of long-term debt.......................................         (4,990)              (14,069)            (28,356)
     Proceeds from notes payable and long-term debt....................          --                   21,074          12,175,000
     Deferred debt issue costs.........................................          --                  (24,255)           (891,776)
         Net cash provided by financing activities.....................     14,475,608             7,909,511          11,397,274
(DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS...................................................     (5,097,575)           (4,690,789)          9,992,599
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR.............................................................      9,151,004            13,841,793           3,849,194
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................   $  4,053,429          $  9,151,004         $13,841,793

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid..........................................................   $      1,235          $      1,643         $     1,262
Issuance of restricted stock...........................................         59,000                20,250             919,106

Inventory transferred to fixed assets..................................         23,280                32,201              16,288
Accrued payroll taxes related to restricted stock......................         18,080                83,230             325,397

Cancellation of restricted stock.......................................          1,977                40,381               --

Conversion of subordinated debentures and accrued
     interest into common stock........................................          --               12,346,174               --
Deferred debt issue costs and original issue discount
     netted against conversion of subordinated debentures..............          --                1,371,122               --

Issuance of stock to settle litigation.................................          --                  225,000               --

Warrants issued related to convertible debt............................          --                    --                600,000

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY


                                                                             Unearned       Unrealized
                                    Common Stock                Additional    Stock          Loss on
                                     Number of                    Paid-in     Compen-        Invest-       Retained
                                      Shares         Amount       Capital     sation          ments        Deficit         Total

BALANCE AT JULY 31, 1997...........  12,121,312   $4,848,525    $41,118,611   $    --         $(5,836)    $(26,160,954) $19,800,346
    Employee stock purchase plan...       7,811        3,124         69,909        --            --             --           73,033
    Stock options issued to
      directors and physicians
       (Note 4)....................        --           --           60,455        --            --             --           60,455
    Stock options exercised........      23,940        9,576         59,797        --            --             --           69,373
    Stock grants...................      65,559       26,224        567,485    (919,106)         --             --         (325,397)
    Unearned stock compensation
      amortization.................        --           --             --       430,046          --             --          430,046
    Warrants issued................        --           --          600,000        --            --             --          600,000
    Unrealized gain on
      investments..................        --           --             --          --           5,836           --            5,836
    Net loss.......................        --           --             --          --            --        (11,969,342) (11,969,342)
BALANCE AT JULY 31, 1998...........  12,218,622    4,887,449     42,476,257    (489,060)         --        (38,130,296)   8,744,350
    Employee stock purchase plan ..      19,881        7,952        106,181        --            --             --          114,133
    Stock options issued to
      directors and physicians
       (Note 4)....................        --           --           54,349        --            --             --           54,349
    Stock options exercised........      66,200       26,480        276,687        --            --             --          303,167
    Stock grants...................       2,500        1,000         11,250     (20,250)         --             --           (8,000)
    Unearned stock compensation
      amortization.................        --           --             --       327,462          --             --          327,462
    Litigation settlement..........      22,785        9,114        215,886        --            --             --          225,000
    Stock retired..................     (12,814)      (5,126)        55,976      40,381          --             --           91,231
    Warrants exercised.............     120,000       48,000        780,000        --            --             --          828,000
    Debentures converted...........   1,733,334      693,334     10,281,718        --            --             --       10,975,052
    Private placement
       stock offering..............     827,852      331,141      6,350,319        --            --             --        6,681,460
    Net loss.......................        --           --             --          --            --         (12,021,431) 12,021,431)
BALANCE AT JULY 31, 1999...........  14,998,360    5,999,344     60,608,623    (141,467)         --         (50,151,727) 16,314,773
    Employee stock purchase plan...      51,999       20,800        270,180        --            --             --          290,980
    Stock options issued to
      directors and physicians
       (Note 4)....................        --           --           97,853        --            --             --           97,853
    Stock options exercised........      58,682       23,473        147,634        --            --             --          171,107
    Stock grants...................       5,000        2,000         37,000     (59,000)         --             --          (20,000)
    Unearned stock compensation
      amortization.................        --           --             --       173,681          --             --          173,681
    Stock retired..................      (7,148)      (2,860)        38,963       1,977          --             --           38,080
    Private placement
       stock offering..............   1,594,049      637,620     13,380,892        --            --             --       14,018,512
    Net loss.......................        --           --             --          --            --       (10,590,381)  (10,590,381)

BALANCE AT JULY 31, 2000...........  16,700,942   $6,680,377    $74,581,145    $(24,809)     $   --      $(60,742,108)  $20,494,605

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business Possis Medical, Inc. is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 44 years. In 1990 the Board of Directors decided to focus on medical products, which led to the sale of the Technical Services Division in 1991 and the Jet Edge industrial waterjet business in 1994. In March 1994 the Company sold its pacemaker lead business because it anticipated that revenues from this business would decline due to a pacemaker lead technology shift. The name of the Company was changed to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. Possis Medical received AngioJet Rheolytic Thrombectomy System U.S. marketing approval for use in AV access hemodialysis grafts in December 1996, for use in native coronary arteries and coronary bypass grafts in March 1999, and for use in leg arteries in April 2000.

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

     Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories Inventories are stated at the lower of cost (on the first-in, first-out basis) or market.

     Property, Depreciation, and Amortization Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

        Leasehold improvements...................  10%
        Machinery and equipment................... 10-33%

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

     Goodwill Goodwill was being amortized on a straight-line basis over 13.5 years, based on the remaining life of patent rights related to the Perma-Flow(R) Graft acquired in 1988. As of July 31, 2000, the value of Goodwill was determined to be impaired, and the remaining balance of $125,922 was written off as of July 31, 2000. Accumulated amortization at July 31, 1999 was $789,500.

     Income Taxes The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Certain items are accounted for income tax purposes in a different period than for financial statement purposes.

     Revenue Recognition Revenues associated with products that are already maintained at customer locations are recognized when they are accepted by the customer, and all purchasing requirements have been met. Revenues associated with products that are not maintained at the customer locations are recognized when products are shipped.

     Fair Value of Financial Instruments Marketable securities are carried at fair value. The carrying value of all other financial instruments, except long-term debt, approximates fair value due to the short-term nature of the instrument. The carrying value of long-term debt approximates fair value due to the fixed interest rates being consistent with current market rates of interest.

     Loss Per Share Loss per share for 2000, 1999, and 1998 is computed by dividing the net loss by the weighted average number of common shares outstanding. Warrants, options, and convertible debentures representing 2,549,264, 1,882,288 and 2,511,762 shares of common stock at July 31, 2000, 1999 and 1998, respectively, have been excluded from the computations because the effect is antidilutive.

     Cash Equivalents The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

     Marketable Securities During 2000 and 1998, the Company had securities maturing in the aggregate amount of $15,205,000 and $5,000,000, respectively. During 1998, the Company sold available-for-sale securities aggregating approximately $5,992,000, realizing gains of $8,101 in 1998.

     Impairment of Long-Lived Assets SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized, based on the difference between the carrying value and the discounted cash flows of an asset, when the estimated future undiscounted cash flows from the asset are less than the carrying value of the asset. In fiscal 2000, the Company wrote down $213,000 of fixed assets (included in cost of goods sold) and $125,922 of goodwill (included selling, general and administrative expense) related to the Company's vascular graft business. The value of these vascular assets was determined to be impaired due to the reduction of sales by the Company's vascular graft distributor.

     Derivative Instruments and Hedging Activities In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS No. 133 in fiscal 2000 had no material effect on the consolidated financial statements.

2.       LONG-TERM DEBT


     Long-term debt at July 31, 2000 and 1999 is as follows:                                        2000              1999

     Note payable, interest at 4.5%, interest and principal due June
        1999 and June 2001, collateralized by the Company's equipment...................       $ 175,000          $ 175,000
     Notes payable, interest at 8.25%, principal and interest
        payable monthly, final payment due October 2002, collateralized by the
        Company's equipment.............................................................          12,228             17,218

                                                                                                 187,228            192,218
       Less current maturities..........................................................        (179,949)           (92,490)

                                                                                               $   7,279          $  99,728


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

3.       INCOME TAXES

     At July 31, 2000, the Company had net operating loss carryforwards of approximately $55,285,000 for federal tax purposes, which expire in 2003 through 2019, and $16,344,000 for Minnesota tax purposes, which expire in 2003 through 2014.

     In addition, at July 31, 2000 the Company has approximately $2,115,000 and $546,000 in federal and state tax credits, respectively, substantially all of which are research and development tax credits, which expire from 2001 through 2014, and a $65,182 AMT credit which does not expire.

     Deferred tax assets and liabilities as of July 31, 2000 and 1999 are described in the table below. The Company reduced its net deferred tax assets to zero through a valuation allowance due to the uncertainty of realizing such assets:



                                                                                       2000                       1999

     Current assets (liabilities):
     Allowance for doubtful accounts and returns.........................         $   262,000                 $  171,000
     Inventory...........................................................             365,000                    179,000
     Employee compensation and benefits..................................             286,000                    334,000
     Other  .............................................................              35,000                     25,000
                                                                                      948,000                    709,000
     Valuation allowance.................................................            (948,000)                  (709,000)
     Net    .............................................................         $      --                   $     --

     Long-term assets:
     Net operating losses................................................         $19,917,000               $ 16,518,000
     Amortization of patents.............................................             407,000                    365,000
     Tax credits.........................................................           2,674,000                  2,674,000
     Depreciation........................................................             208,000                   (263,000)
                                                                                   23,206,000                 19,294,000
     Valuation allowance.................................................         (23,206,000)               (19,294,000)
     Net    .............................................................         $      --                 $       --


     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2000, 1999 and 1998 as follows:

                                                                   2000                      1999                 1998

     Tax benefit on loss from
        continuing operations computed at
        statutory rate of 34%..........................        $(3,601,000)              $(4,087,000)         $(4,069,000)
     Decrease in tax benefit due to non-recognizable
        benefits of net operating loss
        carry-forwards and others......................          3,601,000                 4,087,000            4,069,000
     Total income tax expense
        continuing operations..........................        $      --                 $      --            $      --



4.   COMMON STOCK

     Private Placement Offerings In March 2000, in conjunction with a private placement offering, the Company issued 1,594,049 shares of its common stock to various investors and received $15,000,000 in gross proceeds. The Company incurred issuance costs of $981,488. In addition, the Company issued 318,810 warrants to purchase shares of its common stock. The exercise price is $12.67 per share. These warrants expire in March 2004.

     In May and June 1999, in conjunction with a private placement offering, the Company issued 827,852 shares of its common stock to various investors and received $7,000,000 in gross proceeds. The Company incurred issuance costs of $300,000. In addition, the Company issued 124,178 warrants to purchase shares of its common stock. The exercise price is $11.43 per share for 106,509 warrants and $11.69 per share for 17,669 warrants. These warrants expire in May and June 2003.

     Stock Options In December 1999, the Company established the 1999 Stock Compensation Plan (the 1999 Plan) which replaced the 1992 Stock Compensation Plan (the 1992 Plan). The 1992 Plan replaced the 1985 and 1983 plans. Although the 1992, 1985 and 1983 plans remain in effect for options outstanding, no new options may be granted under these plans.

     The 1999 Plan authorizes awards of the following type of equity-based compensation: incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, annual grants of stock options to directors, stock options to directors in lieu of compensation for services rendered as directors, and other stock-based awards valued in whole or in part by reference to stock of the Company. No incentive stock options may be granted on or after December 16, 2009, nor shall such options remain valid beyond ten years following the date of grant.

     The total number of shares of stock reserved and available for distribution under the 1999 Plan originally was 2,000,000 shares, a maximum of 2,000,000 of which may be issued as incentive stock options. The total number of shares of stock reserved and available for distribution under the 1999 Plan are being increased annually beginning on August 1, 2000 by 2% of the number of shares of the Company's common stock outstanding on July 31 of the prior fiscal year.

     At July 31, 2000, there were 1,969,236 shares reserved for outstanding options under all plans and 1,843,891 shares available for granting of options under the 1999 Plan.

     In fiscal 2000, 1999 and 1998, the Company granted 13,609, 11,477 and 8,874 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. Fiscal 2000 options were granted under the 1999 Plan. Fiscal 1999 and 1998 options were granted under the 1992 Plan. These options vest six months after date of grant and expire not more than ten years from date of grant.

     In fiscal 2000, 1999 and 1998, the Company granted 5,000, 6,000 and 2,000 compensatory options, respectively, to various physicians in lieu of cash payments for services. These options were granted under the 1992 Plan and vest ratably over a six month to a four year period and expire not more than ten years from date of grant.

     A summary of changes in outstanding options for each of the three years ended July 31, 2000 follows:


                                                                 2000                     1999                      1998
     Shares under option at
        beginning of year............................         1,621,070                 1,443,571                 1,212,944
     Options granted.................................           586,109                   460,877                   302,674
     Options exercised...............................           (58,682)                  (66,200)                  (23,940)
     Options canceled................................          (179,261)                 (217,178)                  (48,107)
     Shares under option at end of year..............         1,969,236                 1,621,070                 1,443,571
     Shares exercisable at end of year...............         1,011,298                   859,866                   691,209
     Exercise price of options granted...............       $4.06-13.75               $3.52-15.50               $5.50-16.69
     Exercise price of options exercised.............       $1.00-13.13                $3.75-8.75                $1.00-5.75
     Market price of options exercised...............       $7.25-13.89               $7.43-14.95              $13.13-19.25
     Aggregate market value of options
        exercised....................................          $478,408                  $603,877                  $424,396


     Stock option weighted average exercise prices during 2000, 1999 and 1998 are summarized below:

                                                  2000      1999      1998

  Outstanding at beginning of year..........     $10.89    $12.10    $11.63
  Granted  .................................       8.97      7.79     13.55
  Exercised.................................       3.53      5.72      4.20
  Canceled .................................      12.56     13.98     13.79
  Outstanding at end of year................      10.43     10.89     12.10


     The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2000:


                                               Weighted
                                                Average
         Range of                             Remaining             Weighted                               Weighted
         Exercise           Shares         Contractual Life          Average              Shares            Average
            Price        Outstanding            in Years         Exercise Price        Exercisable       Exercise Price
           $1 - 6            143,869              5.08              $  4.97                140,197          $  4.94
            6 - 12         1,149,878              7.53                 8.43                384,250             8.39
           12 - 17           521,939              6.59                14.06                367,751            14.13
           17 - 21           153,550              6.16                18.12                119,100            18.12


     In fiscal 1998, the Company granted 65,559 shares of restricted stock to employees under the terms of the 1992 Plan, which vest 21,853 shares each year in fiscal years 1999, 2000 and 2001. Approximately $325,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $919,106 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 1999, the Company granted 2,500 shares of restricted stock to employees under the terms of the 1992 Plan, which vest 1,250 shares each year in fiscal years 2000 and 2001. Approximately $8,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $20,250 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 2000, the Company granted 3,000 shares of restricted stock to an employee under the terms of the 1992 Plan, which vest 1,500 shares in fiscal years 2000 and 2001 and 2,000 shares of restricted stock to an employee under the terms of the 1999 Plan which vest in fiscal year 2001. Approximately $20,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $59,000 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 2000, 1999 and 1998, total compensation expense of $173,681, $327,462 and $430,046, respectively, was recognized on these restricted stock grants.

     Effective August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1999 and 1992 Plans because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant except as noted previously in this note. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during 2000, 1999 and 1998, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                                              2000                      1999                     1998
     Net loss:
        As reported....................................   $(10,590,381)            $(12,021,431)            $(11,969,342)
        Pro forma    ..................................    (13,283,866)             (14,312,062)             (14,122,375)
     Loss per share - basic and diluted:
        As reported....................................   $       (.67)            $       (.90)            $       (.98)
        Pro forma......................................           (.85)                   (1.07)                   (1.16)


     The fair value of options granted under the various option plans during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:

                                                               2000                       1999                     1998

     Dividend yield....................................        None                       None                     None
     Expected volatility...............................         85%                        78%                      47%
     Risk-free interest rate...........................        6.0%                       5.5%                     6.5%
     Expected life of option...........................     120 mo.                    120 mo.                  120 mo.
     Fair value of options on grant date...............  $4,362,357                 $2,964,817               $2,795,547


     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 2000. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for any sixty consecutive calendar days.

     On September 15, 1994, warrants to purchase 120,000 shares of common stock at $6.90 per share were issued to John G. Kinnard & Company in conjunction with the Company's September 1994 public stock offering. In November 1998, these warrants were exercised.

     In July 1998, the Company issued to various investors 110,640 stock purchase warrants in conjunction with a private placement of convertible debentures (See Note 2). These warrants expire on July 15, 2002 and are exercisable into common stock at $15.58 per share. As of July 31, 2000, all such warrants were outstanding and unexercised.

     In May and June 1999, the Company issued 106,509 and 17,669 warrants, respectively, to various investors in conjunction with the Company's private placement offering. These warrants expire in May and June 2003 and are exercisable into common stock at $11.43 and $11.69, respectively. As of July 31, 2000, all such warrants were outstanding and unexercised.

     In March 2000, the Company issued 318,810 warrants to various investors in conjunction with the Company's private placement offering. These warrants expire in March 2004 and are exercisable into common stock at $12.67. As of July 31, 2000, all such warrants were outstanding and unexercised.

     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 51,999 shares in 2000, 19,881 shares in 1999 and 7,811 shares in 1998 under this Plan.

5.       401 K PLAN

     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2000, 1999 and 1998 were $260,482, $208,563, and
$154,863, respectively.

6.       COMMITMENTS AND CONTINGENCIES

     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in 2006. Rental payments under the lease are guaranteed by a letter of credit in the amount of $20,000 at July 31, 2000. Rental expense charged to operations was $243,008 in fiscal 2000, $241,674 in fiscal 1999 and $241,674 in 1998.

     The lease is noncancelable before April 2001, after which it can be canceled with notice and payment of a termination fee.

     The Company is leasing a sales office under an operating lease which expires in 2002. The future annual rentals on this operating lease are approximately $14,000 per year through 2002.

     Future minimum payments under the non-cancelable operating leases at July 31, 2000 were:

             Year Ended
              July 31                                  Amount

                2001                                  $256,000
                2002                                   256,000
                2003                                   242,000
                2004                                   242,000
                2005                                   242,000
                2006 and thereafter                    242,000

                Total minimum lease payments        $1,480,000

7.       SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment, the design, manufacture and distribution of cardiovascular and vascular medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2000, 1999 and 1998 are as follows:

                                        2000            1999           1998

  United States..............       $20,034,934     $12,632,300     $5,766,817
  Outside the United States..           392,770         491,179        351,033
  Total revenues.............       $20,427,704     $13,123,479     $6,117,850

     In 2000, 1999 and 1998 there were no individual customers with sales exceeding 10% of total revenues.

8.       PRODUCT SUPPLY AND DISTRIBUTION AGREEMENTS

     In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The first shipment under this agreement was made in January 1999. In September 2000, the distributor was in non-compliance with the terms of the distribution agreement and the Company is currently reviewing its options.

     Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure:

     During fiscal 1999 and 2000, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant:

     Information under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 2000 is in the Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The security  ownership of certain  beneficial  owners and management is in
the  Proxy  Statement  under  the  heading  "Common  Stock   Ownership"  and  is
incorporated herein by reference.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 2000 and 1999
     Consolidated Statements of Operations for each of the three years in the period ended July 31, 2000
     Consolidated Statements of Comprehensive Loss for each of the three years in the period ended July 31, 2000.
     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2000.
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2000.
     Notes to Consolidated Financial Statements

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

 Exhibit   Form       Date Filed                   Description

   3.1     10-K   Fiscal year ended    Articles of incorporation as amended
                  July 31, 1994        and restated to date

   3.2     10-K   Fiscal year ended    Bylaws as amended and restated
                  July 31, 1999        to date

   4.1      8-A   December 13, 1996    Rights agreement, dated December 12,
                                       1996, between the Company and
                                       Norwest Bank Minnesota N.A., as
                                       rights agent

   4.2      8-K   July 24, 1998        Form of Redeemable Warrant to
                                       purchasers of the Convertible
                                       Debt dated July 15, 1998

   4.3     10-K   November 23, 1966    Debenture Agreement with St. Paul
                                       Fire and Marine Company and
                                       Western Life Insurance Company
                                       and form of debenture rates and
                                       warrants

   4.4      8-K   May 12, 1999         Private placement Purchase Agreement
                                       dated May 11, 1999 between the Company
                                       and the investors listed therein

   4.5      8-K   May 12, 1999         Registration Rights Agreement between
                                       the Company and the investors in the
                                       Purchase Agreement dated May 11, 1999

   4.6      8-K   May 12, 1999         Form of Warrant to investors of the
                                       Purchase  Agreement dated May 11, 1999

   4.7      8-K   March 14, 2000       Private placement Purchase Agreement
                                       dated March 6, 2000 between the Company
                                       and the investors listed therein.

   4.8      8-K   March 14, 2000       Registration Rights Agreement between the
                                       Company and the investors in the Purchase
                                       Agreement dated March 6, 2000.

   4.9      8-K   March 14, 2000       Form of Warrant to investors of the
                                       Purchase Agreement dated March 6, 2000

   10.1     S-2   Amendment No.1       License agreement with Imperial
                  August 9, 1994       Chemical Industries Plc., dated
                                       April 15, 1991

  Exhibit   Form    Date Filed                    Description

   10.2     S-2   Amendment No.1       License agreement with the
                  August 9, 1994       University of Liverpool, dated
                                       May 10, 1990

   10.3     S-1   June 30, 1988        Form of indemnification agreement
                                       with officers and directors of
                                       Registrant

*  10.4     S-8   February 7, 1990     1983 Incentive Stock Option Plan as
                                       amended to date

*  10.5     S-1   June 30, 1988        1985 Nonqualified Stock Option
                                       Plan as amended to date

*  10.6     10-K  Fiscal year ended    Form of incentive stock option
                  July 31, 1989        agreement for officers

*  10.7     10-K  Fiscal year ended    Form of stock option agreement for
                  July 31, 1989        directors

*  10.8     S-8   June 16, 1998        1992 Stock Compensation Plan

*  10.9     10-K  Fiscal year ended    Form of restricted stock agreement
                  July 31, 1993        for officers (1992 Plan)

*  10.10    10-K  Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for officers (1992 Plan)

*  10.11    10-K  Fiscal year ended    Form of incentive stock option
                  July 31, 1993        agreement for officers (1992 Plan)

*  10.12    10-K  Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for 1992 directors' fees
                                       (1992 Plan)

*  10.13    10-K  Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for 1990 directors' fees

*  10.14    10-K  Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for 1989 directors' fees

   10.15    10-Q  Quarter ended        Supply & distribution agreement
                  January 31, 1995     with Bard Vascular Systems
                                       Division, C.R.Bard, Inc.

   10.16    10-Q  Quarter ended        Lease agreement for corporate
                  January 31, 1996     headquarters and manufacturing
                                       facility dated December 15, 1995.

Exhibit     Form     Date Filed                  Description

   10.17    8-K   March 28, 1996       Supply and distribution agreement
                                       with Edwards CVS Division, Baxter
                                       Healthcare Corporation

   10.18    10-K  Fiscal Year ended    Addendum to Distributor Agreement
                  July 31, 1998        with Edwards CVS Division, Baxter
                                       Healthcare Corporation dated
                                       May 1, 1998

*  10.19    10-K  Fiscal Year ended    Change in Control Termination
                  July 31, 1999        Pay Plan

*  10.20    10-K  Fiscal year ended    1999 Stock Compensation Plan
                  July 31, 1999

   21       10-K  Fiscal year ended    Subsidiaries of registrant
                  July 31, 1995

   23       10-K  Fiscal year ended    Consent of independent certified
                  July 31, 2000        public accountants

   27                                  Financial data schedule

   99       S-3   April 17, 2000       Investment risk factors


*    Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended July 31, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.

by: /s/ Eapen Chacko
         Eapen Chacko
         Vice President of Finance and
         Chief Financial Officer

Dated:  October 24, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date

/s/ Donald C. Wegmiller         Chairman of the Board          October 24, 2000
Donald C. Wegmiller


/s/ Robert G. Dutcher           Director, President and        October 24, 2000
Robert G. Dutcher               Chief Executive Officer


/s/ Eapen Chacko                Vice President of Finance      October 24, 2000
Eapen Chacko                    Chief Financial Officer


/s/ Dean Belbas                 Director                       October 24, 2000
Dean Belbas


/s/ Seymour J. Mansfield        Director                       October 24, 2000
Seymour J. Mansfield


/s/ Whitney A. McFarlin         Director                       October 24, 2000
Whitney A. McFarlin


/s/ William C. Mattison, Jr.    Director                       October 24, 2000
William C. Mattison, Jr.


/s/ Rodney A. Young             Director                       October 24, 2000
Rodney A. Young

                                                                   SCHEDULE II

                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2000, 1999 AND 1998


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

Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 2000     $ 489,000     $ 502,000     $ 319,000    $ 672,000
Year ended July 31, 1999       150,000       584,000       245,000      489,000
Year ended July 31, 1998        80,000       140,000        70,000      150,000


Valuation allowance on
deferred tax asset:

Year ended July 31, 2000   $20,003,000    $4,151,000     $   --     $24,154,200
Year ended July 31, 1999    14,915,000     5,008,000         --      20,003,000
Year ended July 31, 1998    10,695,000     4,220,000         --      14,915,000

                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 14(a)3

                                  EXHIBIT INDEX
Exhibit
Number                              Description


   23             Consent of independent certified public accountants

   27             Financial data schedule

                                                                    EXHIBIT 23





INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-5467 on Form S-8, Post-Effective Amendment No. 1 to Registration Statement No. 33-33416 on Form S-8, Registration Statement No. 33-39987 on Form S-8, Registration Statement No. 33-56728 on Form S-8, and Registration Statement No. 333-57289 on Form S-8, Registration Statement No. 333-39726 on Form S-8, Registration Statement No. 333-33746 on Form S-3, and Registration Statement No. 333-80291 on Form S-3 of our report dated September 1, 2000, appearing in the Annual Report on Form 10-K of Possis Medical, Inc. for the year ended July 31, 2000.



Deloitte & Touche LLP
Minneapolis, Minnesota