Form 10-Q
period 2000-10-31
POSSIS MEDICAL INC
filed 2000-12-07
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 2000


     Commission File Number 001-12567


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555


     A Minnesota Corporation                  IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of November 30, 2000 was 16,696,156.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX



PAGE


PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

            Consolidated Balance Sheets, October 31, 2000
            and July 31, 2000........................................        3

            Consolidated Statements of Operations and Comprehensive
            Loss for the three months ended October 31, 2000 and 1999        4

            Consolidated Statements of Cash Flows for the
            three months ended October 31, 2000 and 1999 ............        5

            Notes to Consolidated Financial Statements...............        6

 ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     7-11

 ITEM 3.  Quantitative and Qualitative Disclosure about
            Market Risks ............................................       11



PART II.  OTHER INFORMATION


 ITEM 6.  Exhibits and Reports on Form 8-K...........................       12

          SIGNATURES.................................................       13

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                            October 31, 2000     July 31, 2000

CURRENT ASSETS:
  Cash and cash equivalents..................  $ 1,729,176       $  4,053,429
  Marketable securities......................    7,659,996          8,917,251
  Receivables:
    Trade (less allowance for doubtful
      accounts and returns of $827,000
      and $672,000, respectively)............    3,491,954          2,940,497
  Inventories:
    Parts....................................    1,214,826          1,441,137
    Work-in-process..........................    1,594,248          1,551,524
    Finished goods...........................    1,979,165          2,107,677
  Prepaid expenses and other assets..........      171,384            278,491

    Total current assets.....................   17,840,749         21,290,006
PROPERTY:
  Leasehold improvements.....................    1,453,382          1,363,902
  Machinery and equipment....................    6,124,928          5,688,540
  Assets in construction.....................      415,572            305,474

                                                 7,993,882          7,357,916
  Less accumulated depreciation..............   (3,914,860)        (3,643,976)
    Property - net...........................    4,079,022          3,713,940

TOTAL ASSETS.................................  $21,919,771        $25,003,946


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable.....................  $   863,836        $ 1,916,063
  Accrued salaries, wages, and commissions...    1,458,830          1,603,061
  Current portion of long-term debt..........      180,052            179,949
  Other liabilities..........................    1,184,532            802,989
Total current liabilities....................    3,687,250          4,502,062

LONG-TERM DEBT...............................        5,863              7,279

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000
    shares of $ .40 par value each; issued
    and outstanding, 16,696,156 and
    16,700,942 shares, respectively..........    6,678,463          6,680,377
  Additional paid-in capital.................   74,662,261         74,581,145
  Unearned compensation......................        --               (24,809)
Retained deficit.............................  (63,114,066)       (60,742,108)
Total shareholders' equity...................   18,226,658         20,494,605
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...  $21,919,771        $25,003,946


See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                                          2000          1999

Product sales......................................... $6,545,110   $ 4,483,189

Cost of sales and other expenses:
  Cost of medical products............................  3,082,045     2,098,395
Selling, general and administrative...................  4,516,228     3,811,554
Research and development..............................  1,487,507     1,262,225
Interest..............................................      2,199         2,316
    Total cost of sales and other expenses............  9,087,979     7,174,490
Operating loss........................................ (2,542,869)   (2,691,301)
Interest income.......................................    170,911        99,322
Net loss and comprehensive loss.......................($2,371,958)  $(2,591,979)

Weighted average number of common shares outstanding.. 16,700,527    15,005,810
Basic and dilutive net loss per common share:
    Net loss..........................................      $(.14)        $(.17)
















See notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)



                                                          2000          1999

OPERATING ACTIVITIES:
Net loss .............................................$(2,371,958)  $(2,591,979)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation......................................    444,316       254,572
Amortization..........................................       --          18,000
Stock compensation to employees and stock options
  issued to non-employees.............................     26,309        83,033
    Increase in receivables...........................   (551,457)      (25,437)
    Decrease (increase) in inventories................    146,099      (270,683)
    Decrease (increase) in other assets...............    107,107        (4,190)
Decrease in trade accounts payable.................... (1,052,227)     (204,084)
Increase in accrued and other liabilities.............    292,355       227,156
Net cash used in operating activities................. (2,959,456)   (2,513,612)

INVESTING ACTIVITIES:
Purchase of marketable securities..................... (7,742,745)         --
Proceeds from maturity of marketable securities.......  9,000,000          --
Additions to plant and equipment......................   (643,398)     (188,785)
Net cash provided (used) by investing activities......    613,857      (188,785)

FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise
  of options..........................................     22,659        60,842
Repayment of long-term debt...........................     (1,313)       (1,210)
Net cash provided by financing activities.............     21,346        59,632

DECREASE IN CASH AND CASH EQUIVALENTS................. (2,324,253)   (2,642,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER.....  4,053,429     9,151,004
CASH AND CASH EQUIVALENTS AT END OF QUARTER...........$ 1,729,176   $ 6,508,239

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid.........................................$       159   $       347
Accrued payroll taxes related to restricted stock.....     55,043        24,881
Issuance of restricted stock..........................       --          32,250












See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 2000 Annual Report.


2. INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.


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

     Total revenues by United States and outside the United States for the three months ended October 31, 2000 and 1999 are as follows:

                                                      2000              1999

       United States............................   $6,410,400       $ 4,406,084
       Outside the United States................      134,710            77,105
       Total revenues..........................    $6,545,110       $ 4,483,189


4. EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarters Ended October 31, 2000 and 1999

     Total product sales for the quarter ended October 31, 2000 increased $2,062,000, or 46%, to $6,545,000 compared to $4,483,000 in the first quarter of
1999. The Company recorded a net loss of $2,372,000, or $.14 per diluted share, compared to a net loss of $2,592,000 or $.17 per diluted share, in the prior-year fiscal first quarter. The main factors in the revenue increase were the April 2000 and May 2000 FDA clearances to commence U.S. marketing of the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System), with labeling claims for the Company's LF140 catheter for removal of blood clots in leg (peripheral) arteries, the clearance to market its new Xpeedior 60 and 100 catheters for removal of blood clots from dialysis access grafts and the clearance to market its Xpeedior 100 catheter for removal of blood clots in leg arteries. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(TM) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.


Revenue - AngioJet System

     U.S. AngioJet System revenue for the first quarter ended October 31, 2000 increased 57% to $6,335,000 compared to $4,025,000 in the first quarter of 1999. As of October 31, 2000, the Company had a total of 541 domestic drive units in the field, compared to 342 drive units at the end of the same prior year period, and 493 drive units as of July 31, 2000. During the three months ended October 31, 2000 and 1999, the Company sold approximately 5,400 and 3,200 catheters and pump sets, respectively. This represents a 69% increase in unit catheter sales from the previous year. The significant increase in unit catheter sales was due to the April 2000 and May 2000 FDA clearances to commence U.S. marketing of the AngioJet System, with labeling claims for the Company's LF140 catheter for removal of blood clots in leg (peripheral) arteries, the clearance to market its new Xpeedior 60 and 100 catheters for removal of blood clots from dialysis access grafts and the clearance to market its Xpeedior 100 catheter for removal of blood clots in leg arteries. The average catheter utilization rate per installed domestic drive unit was 10.1 in the first quarter, compared to a rate of 9.4 in the same prior year period, and to a rate of 11.0 in the fourth quarter of fiscal 2000. The Company sold 42 drive units in the quarter compared to 32 drive units in the like quarter a year ago.

     Currently the Company lists its AngioJet System drive unit, considered capital equipment, at $35,000 to U.S. hospitals. The Company employs a variety of flexible drive unit acquisition programs including outright purchase, rental and capital free program. The capital free program allows the customer to use the drive unit in exchange for payment of list price for the catheter. The purchasing cycle for the AngioJet System drive unit varies from purchasing the drive unit with no evaluation to an evaluation period of up to six months, depending on the customer's budget cycle. The Company has recently signed contracts with four purchasing groups in order to accelerate orders and increase marketing penetration. These purchasing groups acquire drive units for their member hospitals at pre-negotiated discounts.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost effectiveness data.

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

     Foreign sales of the AngioJet System for quarters ending October 31, 2000 and 1999 were $135,000 and $77,000, respectively. The limited foreign sales are due to cost constraints in overseas markets. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare. Japanese approval for coronary use of the AngioJet System is expected in mid-calendar 2001.

     The Company believes that the treatment of blood clots in the coronary vessels, peripheral arteries, and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.


Revenue - Vascular Grafts

     Vascular graft sales were $75,000 and $380,000 for the quarter ended October 31, 2000 and 1999, respectively. All of the vascular graft sales in the 2000 and 1999 periods were Perma-Seal(R) Dialysis Access Grafts. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. In November 2000, the distributor indicated their desire to terminate the distribution agreement and return unsold product. The Company is working to resolve this issue. No additional sales of Perma-Seal Dialysis Access Grafts are expected in fiscal 2001.

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

     A goal of the Company is to maximize the value of these graft products and technologies for its shareholders. Its strategy is to seek partners to distribute the products and possibly fund the graft product development program. In addition, the Company will continue to pursue the possible sale of its vascular graft products and technologies. While the Company works toward completing these activities, it has placed vascular graft product development and production on hold.


Cost of Medical Products

     Cost of medical products increased 47%, or $984,000, compared to the same period a year ago. The increase is primarily due to the significant growth in the U.S. AngioJet System product sales. This resulted in gross margins of 53% for each of the quarters ended October 31, 2000 and 1999, respectively. The improvement in gross margins driven by volume increases in the quarter ended October 31, 2000 was offset by higher scrap rates and lower yields on catheters, and an unfavorable mix of higher margin coronary catheters. The Company believes that gross margins will improve as product sales and related volumes continue to grow and as product and process improvements are made.


Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three months ended October 31, 2000 increased $705,000, compared to the same period a year ago. The primary factors are increased sales and marketing expenses related to the establishment of a U.S. direct sales organization to sell the AngioJet System, increased expenses related to marketing the product in the United States and an increase in computer and software depreciation. Based upon early physician interest and the AngioJet System FDA approvals for coronary and leg artery use, the Company has grown the U.S. sales and marketing organization from 53 employees in October 1999 to 70 in October 2000. The Company expects that the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through fiscal 2001.

Research and Development Expense

     Research and development expenses increased 18% from last year, due mainly to an increase in the development of new AngioJet System applications. The Company believes that research and development will increase slightly from the fiscal 2000 level as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new miniaturized waterjet technology-based products.


Interest Income and Expense

     Interest income increased $72,000 in the quarter ended October 31, 2000 as compared to the same period a year ago. The increase was due to the gross proceeds of $15 million received from the private placement offering in March 2000. The Company expects interest income to decrease during the remainder of fiscal 2001 as the Company's cash reserves are used to fund the Company's operations.

     Interest expense was $2,000 for the quarters ended October 31, 2000 and 1999, respectively. The Company expects interest expense to stay at low levels in fiscal 2001 unless a line of credit through a bank is obtained. If a line of credit is obtained, the amount of increase in interest expense is dependent upon how much is borrowed, the interest rate, and the length of time the borrowing is outstanding.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $9.4 million at October 31, 2000 versus $13.0 million at July 31, 2000.

     Net cash, cash equivalents and marketable securities usage for the three months ended October 31, 2000 averaged $1.2 million per month. The $3.6 million used in operations in the most recent three month period was due to the net loss of $2.4 million, a $1.1 million reduction in accounts payable, an increase of $551,000 in accounts receivable and capital expenditures of $643,000, partially offset by the combined effect of non-cash charges, a decrease in inventory, a decrease in other assets and an increase in accruals totaling $1.0 million.

     The Company believes that product sales of the AngioJet System, primarily from the U.S., will yield meaningful sales growth going forward. The Company expects the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through the fiscal year 2001. Research and development expenditures are expected to increase slightly from the fiscal 2000 level as it completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new miniaturized waterjet technology-based products. Possis expects to report a loss for fiscal 2001, which is expected to be less than the fiscal 2000 loss. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company has no plans to raise additional outside capital in fiscal 2001, although there can be no assurance that additional capital will not be required during that time.

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including statements relating to the Company's ability to establish an adequate recurring revenue stream from U.S. AngioJet(R) System disposable sales, the ability to maintain manufacturing yields at acceptable levels, changes in the Company's marketing strategies, the ability to grow sales while maintaining its current level of U.S. sales force, the ability to achieve growing acceptance of the AngioJet System, the ability to control expenses in order to become profitable, the ability to develop new products, the ability to raise additional capital on acceptable terms, the results of clinical trials and physician-directed studies, and the ability to achieve levels of interest income and interest expense. These statements involve risks and uncertainties, and consequently, actual results may vary materially from those projected in the forward-looking statements. It is not possible to foresee or identify all factors affecting the Company's future results and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, these factors include trends toward managed health care, health care cost containment, the trend of consolidation in the medical device industry, difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, changes in government laws and regulations and the enforcement there of that may be adverse to the Company, the development of new products by competitors that may make our products obsolete, product recalls, and economic factors over which the Company has no control, including changes in inflation and interest rates. These and other risk factors set forth in the risk factors included in Exhibit 99 to the Company's registration statement on Form S-3 dated April 17, 2000 are filed with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of October 2000, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At October 31, 2000, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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

  27                                       Financial Data Schedule







     (b)  Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended October 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      POSSIS MEDICAL, INC.


DATE:  December 12, 2000              BY:      /s/
                                         ROBERT G. DUTCHER
                                         President and Chief Executive Officer



DATE:  December 12, 2000              BY:      /s/
                                         EAPEN CHACKO
                                         Vice President of Finance and
                                         Chief Financial Officer