Form 10-Q
period 2001-01-31
POSSIS MEDICAL INC
filed 2001-03-16
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2001


     Commission File Number 001-12567

                              POSSIS MEDICAL, INC.

                             9055 Evergreen Blvd NW

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555


     A Minnesota Corporation                 IRS Employer ID No. 41-0783184
                        _________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of March 5, 2001 was 16,748,584.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                        PAGE


PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Balance Sheets, January 31, 2001
            and July 31, 2000........................................     3

            Consolidated Statements of Operations for three
            months and six months ended January 31, 2001 and 2000....     4

            Consolidated Statements of Cash Flows for
            six months ended January 31, 2001 and 2000...............     5

            Notes to Consolidated Financial Statements...............     6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     7

   ITEM 3.  Quantitative and Qualitative Disclosure on Market Risks..    12

PART II.    OTHER INFORMATION

   ITEM 4.  Submission of Matters to a Vote of Security-Holders......    13

   ITEM 6.  Exhibits and Reports on Form 8-K.........................    14

            SIGNATURES...............................................    15

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  January 31, 2001 July 31, 2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................... $ 1,920,040     $ 4,053,429
   Marketable securities...........................   5,961,150       8,917,251
   Receivables:
      Trade (less allowance for doubtful accounts
      and returnsof $868,000 and $672,000, ........   3,912,259       2,940,497
      respectively)
   Inventories:
      Parts........................................   1,569,346       1,441,137
      Work-in-process..............................   1,424,210       1,551,524
      Finished goods...............................   1,948,858       2,107,677
   Prepaid expenses and other assets...............     127,830         278,491

      Total current assets.........................  16,863,693      21,290,006
PROPERTY:
   Leasehold improvements..........................   1,454,833       1,363,902
   Machinery and equipment.........................   6,449,206       5,688,540
   Assets in construction..........................     398,126         305,474

                                                      8,302,165       7,357,916

   Less accumulated depreciation...................   4,165,382       3,643,976
     Property - net................................   4,136,783       3,713,940

TOTAL ASSETS....................................... $21,000,476     $25,003,946

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable.......................... $ 1,691,077     $ 1,916,063
   Accrued salaries, wages, and commissions........   1,112,871       1,603,061
   Current portion of long-term debt...............     191,872         179,949
   Other liabilities...............................   1,084,625         802,989
Total current liabilities..........................   4,080,445       4,502,062

LONG-TERM DEBT.....................................      26,726           7,279

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock-authorized, 100,000,000 shares
       of $ .40 par value each; issued and
       outstanding, 16,748,289 and 16,700,942
       shares, respectively........................   6,699,316       6,680,377
    Additional paid-in capital.....................  74,906,466      74,581,145
    Unearned compensation..........................        --           (24,809)
Retained deficit................................... (64,712,477)    (60,742,108)
Total shareholders' equity.........................  16,893,305      20,494,605
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......... $21,000,476     $25,003,946


See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For Three Months Ended                     For Six Months Ended
                                                     Jan. 31 2001       Jan. 31, 2000         Jan. 31, 2001      Jan. 31, 2000

Product sales..................................      $ 6,912,017         $ 5,155,291           $13,457,127        $ 9,638,481
Cost of sales and other expenses:
  Cost of medical products.....................        2,918,671           2,577,822             6,000,717          4,676,217
Selling, general and administrative............        4,469,410           3,640,864             8,985,641          7,452,418
Research and development.......................        1,241,348           1,359,831             2,728,855          2,622,058
Interest.......................................            2,471               2,290                 4,670              4,606
  Total cost of sales and other expenses.......        8,631,900           7,580,807            17,719,883         14,755,299

Operating loss.................................       (1,719,883)         (2,425,516)           (4,262,756)        (5,116,818)
Interest income................................          121,474              75,684               292,387            175,006
Net loss.......................................      $(1,598,409)        $(2,349,832)          $(3,970,369)       $(4,941,812)

Weighted average number of common
     shares outstanding........................       16,713,696          15,039,839            16,707,111         15,022,825
Basic and dilutive net loss per common share...            $(.10)              $(.16)                $(.24)             $(.33)


See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)



                                                         2001           2000
OPERATING ACTIVITIES:
Net loss ............................................$(3,970,369)   $(4,941,812)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Gain on asset disposal..........................     (1,402)        (5,972)
     Depreciation....................................    916,965        521,316
Amortization ........................................       --           36,000
Stock compensation to employees and stock options
  issued to non-employees............................    120,059        127,037
     Increase in receivables.........................   (971,762)       (35,099)
     Increase in inventories.........................   (163,076)      (700,378)
     Decrease in other assets........................    150,661         37,038
(Decrease) increase in trade accounts payable........   (224,986)       995,031
Decrease in accrued and other liabilities............   (153,511)      (198,903)
Net cash used in operating activities................ (4,297,421)    (4,165,742)

INVESTING ACTIVITIES:
Purchase of marketable securities....................(11,288,899)          --
Proceeds from maturity of marketable securities...... 14,245,000           --
Additions to plant and equipment..................... (1,018,808)      (466,740)
Proceeds from the disposal of assets.................      1,402          5,972
Net cash provided (used) by investing activities.....  1,938,695       (460,768)

FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise
  of stock options...................................    193,967        373,258
Proceeds from notes payable..........................     36,504           --
Repayment of long-term debt..........................     (5,134)        (2,444)
Net cash provided by financing activities............    225,337        370,814

DECREASE IN CASH AND CASH EQUIVALENTS ............... (2,133,389)    (4,255,696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....  4,053,429      9,151,004
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........$ 1,920,040    $ 4,895,308

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid........................................$       733    $       669
Accrued payroll taxes related to restricted stock....     55,043         24,881
Issuance of restricted stock.........................       --           32,250
Inventory transferred to fixed assets................       --           23,179


See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report.


2.       INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.


3.       SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment: the design, manufacture and distribution of cardiovascular and vascular medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wise basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues by United States and non-United States for the six months ended January 31, 2001 and 2000 are as follows: 2001 2000

       United States....................     $13,213,982      $9,469,896
       Non-United States................         243,145         168,585
       Total revenues...................     $13,457,127      $9,638,481


4.       EARNINGS (LOSS) PER SHARE

     The Company's outstanding stock options and stock warrants were not included in the computation of earnings per share since the impact would have been anti-dilutive because of the net loss.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relate to future events and financial performance, including statements relating to the Company's ability to establish an adequate recurring revenue stream from U.S. AngioJet(R) System disposable sales, the ability to maintain manufacturing yields at acceptable levels, changes in the Company's marketing strategies, the ability to grow sales while maintaining the Company's current level of U.S. sales force, the ability to achieve growing acceptance of the AngioJet System, the ability to control expenses in order to become profitable, the ability to develop new products, the ability to raise additional capital on acceptable terms, the results of clinical trials and physician-directed studies, and the ability to achieve levels of interest income and interest expense. These statements involve risks and uncertainties, and consequently, actual results may vary materially from those projected in the forward-looking statements. It is not possible to foresee or identify all factors affecting the Company's future results, and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, these factors include trends toward managed health care, health care cost containment, the trend of consolidation in the medical device industry, difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, changes in government laws and regulations and the enforcement there of that may be adverse to the Company, the development of new products by competitors that may make our products obsolete, product recalls, and economic factors over which the Company has no control, including changes in inflation and interest rates. These and other risk factors set forth in the risk factors included in Exhibit 99 to the Company's registration statement on Form S-3 dated April 17, 2000 are filed with the Securities and Exchange Commission.

Results of Operations

Three and Six Month Periods Ended January 31, 2001 and 2000

     Total product sales for the three and six months ended January 31, 2001 were $6,912,000 and $13,457,000, respectively. The Company recorded a net loss for the quarter ended January 31, 2001 of $1,598,000, or $.10 per diluted share. This compared to a net loss of $2,350,000, or $.16 per diluted share, for the quarter ended January 31, 2000. The net loss for the six months ending January 31, 2001 and 2000 was $3,970,000 and $4,942,000, respectively. This resulted in a net loss per diluted share of $.24 and $.33, respectively. The Company markets the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital) which powers a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from the April 2000 clearances to commence U.S. marketing of the AngioJet System with labeling claims for the Company's LF140 catheter for removal of blood clots in leg (peripheral) arteries and the clearance to market its new Xpeedior 60 and 100 catheters for removal of blood clots from dialysis access grafts. In addition, the Company commenced U.S. marketing of its Xpeedior 100 catheter for removal of blood clots in leg arteries in May 2000. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(TM) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

Revenue - AngioJet System

     AngioJet System revenue for the three and six months ended January 31, 2001 was $6,912,000 and $13,382,000, respectively. This was an increase of 40% and 48%, respectively, over the same periods for the Company's prior fiscal year. As of January 31, 2001, the Company had a total of 582 domestic drive units in the field, compared to 394 drive units at the end of the same prior year period, and compared to 541 units as of end of the first quarter. During the three and six month periods ended January 31, 2001, the Company sold approximately 6,000 and 11,400 catheters and pump sets, respectively, versus approximately 3,900 and 7,100 compared to in the same prior year periods. This was an 54% and 61% increase, respectively, in unit catheter sales from the same prior year periods. The main factors in the revenue increase were increased sales resulting from the April 2000 clearances to commence U.S. marketing of the AngioJet System with labeling claims for the Company's LF140 catheter for removal of blood clots in leg (peripheral) arteries and the clearance to market its new Xpeedior 60 and 100 catheters for removal of blood clots from dialysis access grafts. In addition, the Company commenced U.S. marketing of its Xpeedior 100 catheter for removal of blood clots in leg arteries in May 2000. The average catheter utilization rate per installed domestic drive unit was 10.4 in the second quarter, compared to a rate of 9.9 in the same prior year period, and to a rate of 10.1 in the first quarter of fiscal 2001. The Company sold 43 and 85 drive units, respectively, during the three and six months ended January 31, 2001. This compared to 41 and 73 drive units, respectively, in the same periods in the prior year.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with four national purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups acquire drive units for their member hospitals at pre-negotiated discounts.

     The Company expects sales of the U.S. AngioJet System to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial (Time
1) of the AngioJet System in the treatment of acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter can access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove clot from this territory. The review suggested changes to the protocol covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device to improve the trackability, flexibility and efficacy profile. Patient enrollment in TIME 1 will continue after these enhancements are in place and following FDA and IRB approvals, which are anticipated during the fiscal fourth quarter.

     Foreign sales of the AngioJet System for the three and six month periods ended January 31, 2001 were $108,000 and $243,000, respectively. This compared to foreign sales of the AngioJet System of $91,000 and $169,000, respectively, for the same periods the previous year. The limited foreign sales are due to cost constraints in overseas markets. In foreign markets: where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare. Japanese approval for coronary use of the AngioJet System is expected in mid-calendar 2001.

     The Company  believes  that the  treatment of blood clots in the  coronary,
peripheral,   and  neuro  blood  vessels  are  significant  worldwide  marketing opportunities for the AngioJet System.

Revenue - Vascular Grafts

     Vascular graft sales were $0 and $75,000 for the three and six months ended January 31, 2001. This compared to $233,000 and $614,000 for the three and six months ended January 31, 2000. All of the vascular graft sales in the 2000 and 1999 periods were Perma-Seal(R) Dialysis Access Grafts. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The distributor failed to comply with contractually obligated levels of product purchases and failed to comply with payment schedules, placing the distributor in non-compliance of the distribution agreement and in November 2000, the distributor indicated its desire to terminate the distribution agreement and return unsold product. This dispute is in early stages of litigation. Because of this dispute and the absence of an additional distributor for this product, no additional sales of Perma-Seal Dialysis Access Grafts are expected in fiscal 2001.

     In April 1998, the Company received Humanitarian Device Exemption (HDE) approval from the FDA, allowing U.S. marketing of the Perma-Flow(R) Coronary Bypass Graft for patients who require coronary bypass surgery but who have inadequate blood vessels for use in the surgery.

     In February 1999, the Company received 510(k) clearance from the FDA to market three expanded polytetrafluoroethylene (ePTFE) synthetic grafts. ePTFE synthetic grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures.

     After a strategic review of the Company's market opportunities given its limited capital, the Company decided to focus on growth opportunities for the AngioJet System. Therefore, the Company has put vascular graft product development on hold while it pursues the sale of the vascular graft technologies.

Cost of Medical Products

     Cost of medical products increased $341,000 and $1,325,000 in the three and six month periods ended January 31, 2001, respectively, over the same periods in the previous year. The increase is primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $1,416,000 and $2,494,000 for the three and six months ended January 31, 2001, respectively, over the same periods in the previous year. This resulted in gross margins of 58% and 55%, respectively, for the three and six months ended January 31, 2001 compared to 50% and 51% gross margins, respectively, for the three and six month periods ending January 31, 2000. The improvement in gross margins driven by volume increases in the quarter ended January 31, 2001 was offset by an unfavorable mix of higher margin coronary catheters relative to the lower margin AV access catheters The Company believes that gross margins will improve as product sales and related volumes continue to grow, as product and process improvements are made and the effect of the January 2001 workforce reduction is realized.

Selling, General and Administrative Expense

     Selling, general and administrative expenses for the three and six months ended January 31, 2001 increased $829,000 and $1,533,000, respectively, compared to the same prior year periods. The primary factors are increased sales and marketing expenses related to the establishment of a U.S. direct sales organization to sell the AngioJet System, increased expenses related to marketing the AngioJet product in the United States, an increase in computer and software depreciation and the costs related to the workforce reduction in January 2001. The Company expects that the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through fiscal 2001.

Research and Development Expense

     Research and development expense decreased 9% and increased 4% in the three and six months ended January 31, 2001, respectively, from last year. The changes in the research and development expenses are due to the differing stages of development of new AngioJet System applications at the end of each quarter. The Company believes that research and development expenses for AngioJet System applications will increase as the Company completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products.

Interest Income and Expense

     Interest income increased $46,000 and $117,000 in the three and six month periods ended January 31, 2001, respectively, over the prior year periods. The increase was due to the gross proceeds of $15 million received from the Company's private placement offering in March 2000. The Company expects interest income to decrease during the remainder of fiscal 2001 as the Company's cash reserves are used to fund the Company's operations.

     Interest expense was $2,000 and $5,000 for the three and six month periods ending January 31, 2001 and 2000, respectively. The Company expects interest expense to stay at low levels in fiscal 2001 unless a line of credit through a bank is obtained. If a line of credit is obtained, the amount of increase in interest expense will depend upon how much is borrowed, the interest rate, and the length of time the borrowing is outstanding.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $7.9 million at January 31, 2001 versus $13.0 million at July 31, 2000.

     Net cash, cash equivalents and marketable securities usage for the six months ended January 31, 2001 averaged $900,000 per month. The $5.1 million net decrease in cash, cash equivalents, and marketable securities in the most recent six month period was due to the net loss of $4.0 million, an increase of $972,000 in accounts receivable, an increase of $163,000 in inventory, a $225,000 reduction in accounts payable, and capital expenditures of $1.0 million, partially offset by the combined effect of non-cash charges, a decrease in other assets, proceeds from issuance of stock and proceeds from notes payable, totaling $1.4 million. The $972,000 increase in accounts receivable was due to the increase in revenue for the six months ending January 31, 2001 as compared to fiscal 2000. The $360,000 reduction in accounts payable was due to payment of software and computer invoices that were included in accounts payable at the end of fiscal 2000.

     The Company believes that product sales of the AngioJet System, primarily in the United States, will yield meaningful sales growth going forward. The Company expects the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through fiscal 2001. Research and development expenditures are expected to increase slightly from the fiscal 2001 level as the Company completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new, miniaturized waterjet technology-based products. The Company expects to report a loss for fiscal 2001, which is expected to be less than the fiscal 2000 loss. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company has no plans to raise additional outside capital in fiscal 2001, although there can be no assurance that additional capital will not be required during that time. Subsequent to fiscal 2001 the Company expects that its operations will become profitable and that no additional outside capital will be needed to fund its current operations. However, debt financing and additional outside capital will be considered, if the terms are favorable, in order to facilitate the growth of the Company.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds, commercial paper and other liquid, short maturity and low-risk investments.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of January 2001, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At January 31, 2001, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

Part II.     OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders

     a. The 2000 annual meeting of shareholders of Possis Medical, Inc. was held on December 13, 2000.

     b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:

                                             FOR              AGAINST

        Dean Belbas                       13,688,297           774,038
        Robert G. Dutcher                 13,739,005           703,330
        William C. Mattison, Jr.          13,932,855           509,480
        Seymour J. Mansfield              13,663,810           778,525
        Whitney A. McFarlin               13,385,932         1,056,403
        Donald C. Wegmiller               13,671,788           770,547
        Rodney A. Young                   13,377,512         1,064,823

     d. By a vote of 14,257,329 in the affirmative, 108,836 in the negative and 76,170 abstaining, the appointment of Deloitte & Touche LLP as the Company's certified public accountants was ratified.

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



     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended January 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               POSSIS MEDICAL, INC.


DATE:  March 14, 2001           BY:      /s/
                                   ROBERT G. DUTCHER
                                   President and Chief Executive Officer



DATE:  March 14, 2001           BY:      /s/
                                   EAPEN CHACKO
                                   Vice President of Finance and
                                   Chief Financial Officer