Form 10-Q
period 2001-04-30
POSSIS MEDICAL INC
filed 2001-06-14
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2001


                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                          9055 Evergreen Boulevard N.W.

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555


     A Minnesota Corporation                  IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of June 4, 2001 was 16,783,981.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX

                                                                          PAGE


PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Consolidated Balance Sheets, April 30, 2001
            and July 31, 2000...........................................    3

          Consolidated Statements of Operations for the three
            months and nine months ended April 30, 2001 and 2000........    4

          Consolidated Statements of Cash Flows for the
            nine months ended April 30, 2001 and 2000 ..................    5

          Notes to Consolidated Financial Statements....................    6

 ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    7

 ITEM 3.  Quantitative and Qualitative Disclosures
            About Market Risk...........................................   12



PART II.  OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K..............................   13

 SIGNATURES.............................................................   14

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                 April 30, 2001   July 31, 2000


ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................   $ 5,464,776      $ 4,053,429
  Marketable securities........................     2,258,096        8,917,251
  Receivables:
    Trade (less allowance for doubtful
      accounts and returns of $848,000
      and $672,000, respectively)..............     3,935,362        2,940,497
  Inventories:
  Parts........................................       861,720        1,441,137
  Work-in-process..............................     1,813,780        1,551,524
  Finished goods...............................     2,053,981        2,107,677
  Prepaid expenses and other assets............        71,894          278,491
Total current assets...........................    16,459,609       21,290,006

PROPERTY:
  Leasehold improvements.......................     1,454,833        1,363,902
  Machinery and equipment......................     6,478,849        5,688,540
  Assets in construction.......................       442,117          305,474
                                                    8,375,799        7,357,916
  Less accumulated depreciation                     4,408,655        3,643,976
    Property - net.............................     3,967,144        3,713,940

TOTAL ASSETS                                      $20,426,753      $25,003,946

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable.......................   $    950,901     $  1,916,063
  Accrued salaries, wages, and commissions.....      1,272,925        1,603,061
  Current portion of long-term debt............        101,982          179,949
  Other liabilities............................      1,143,765          802,989
Total current liabilities......................      3,469,573        4,502,062

LONG-TERM DEBT.................................         26,173            7,279
OTHER LIABIALITIES.............................          4,200             --

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000
    shares of $ .40 par value each; issued
    and outstanding, 16,754,106 and 16,700,942
    shares, respectively.......................      6,701,642        6,680,377
  Additional paid-in capital...................     74,932,516       74,581,145
  Unearned compensation........................        (23,600)         (24,809)
  Retained deficit.............................    (64,683,751)     (60,742,108)
Total shareholders' equity.....................     16,926,807       20,494,605

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....    $20,426,753      $25,003,946

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      For Three Months Ended            For Nine Months Ended
                                                                April 30, 2001   April 30, 2000     April 30, 2001   April 30, 2000


Product sales.............................................         $7,374,418      $ 4,472,184       $20,831,545      $14,110,664

Cost of sales and other expenses:
  Cost of medical products................................          2,508,998        2,167,251         8,510,364        6,843,468
  Selling, general and administrative.....................          3,905,729        4,092,624        12,888,529       11,545,041
  Research and development................................          1,036,258        1,294,618         3,767,303        3,916,676
  Interest................................................              2,040            2,265             6,710            6,871
    Total cost of sales and other expenses................          7,453,025        7,556,758        25,172,906       22,312,056

Operating loss............................................            (78,607)      (3,084,574)       (4,341,361)      (8,201,392)
  Interest income.........................................            107,333          178,342           399,718          353,348
Net income (loss).........................................         $   28,726      $(2,906,232)      $(3,941,643)     $(7,848,044)

Income (loss) per common share:
    Basic.................................................             $.00           $(.18)            $(.24)           $(.51)
    Diluted...............................................             $.00           $(.18)            $(.24)           $(.51)

Weighted average number of common shares
  outstanding:
    Basic.................................................         16,749,538       16,057,405        16,720,968       15,362,701
    Diluted...............................................         16,841,733       16,347,027        16,780,377       15,594,713



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)

                                                         2001          2000

OPERATING ACTIVITIES:
Net loss ........................................... $(3,941,643) $ (7,848,044)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Loss (gain) on asset disposal ....................       8,564        (4,718)
  Depreciation......................................   1,398,840       820,734
  Amortization  ....................................        --          54,000
  Stock compensation expense........................     130,359       169,663
  Expense reimbursement from city government........    (101,938)         --
  (Increase) decrease in receivables................    (994,865)      833,063
  Increase in inventories...........................    (106,143)   (1,043,931)
  Decrease in other assets..........................     206,597       112,127
  (Decrease) increase in trade accounts payable.....    (965,162)      145,479
  Increase in accrued and other current liabilities.      75,921       197,947

   Net cash used in operating activities............  (4,289,470)   (6,563,680)

INVESTING ACTIVITIES:
Purchase of marketable securities................... (13,585,845)  (17,116,761)
Proceeds from maturity of marketable securities.....  20,245,000     3,015,000
Additions to plant and equipment....................  (1,185,010)     (780,457)
Proceeds from the disposal of assets................       1,402         6,222
Net cash provided by (used in) investing activities.   5,475,547   (14,875,996)


FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise
 of options.........................................     196,843    14,495,589
Proceeds from notes payable.........................      36,504          --
Repayment of long-term debt.........................      (8,077)       (3,705)
Net cash provided by financing activities...........     225,270    14,491,884

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...   1,411,347    (6,947,792)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....   4,053,429     9,151,004
CASH AND CASH EQUIVALENTS AT END OF  PERIOD......... $ 5,464,776  $  2,203,212

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid....................................... $     1,132  $        965
Issuance of restricted stock........................      23,900        59,000
Accrued payroll taxes related to restricted stock...      46,643        15,881
Inventory transferred to fixed assets...............        --          23,280


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


2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three- and nine-month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.


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

     Total revenues by United States and non-United States for the nine months ended April 30, 2001 and 2000 are as follows:

                                                 2001             2000

      United States.....................     $20,521,680      $13,837,129
      Non-United States.................         309,865          273,535
      Total revenues....................     $20,831,545      $14,110,664


4.   INCOME (LOSS) PER SHARE

     The Company has included stock options and stock warrants in the computation of diluted income (loss) per common share only for the three months ended April 30, 2001 because all other periods would be anti-dilutive due to the net losses. The treasury stock method is used in computing the diluted income
(loss) per common share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and financial performance, including the submission of applications to the FDA, anticipated FDA approvals, the timing of FDA approvals, revenue and expense levels, profitability and future capital requirements, and the timing and method of raising additional capital. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the Forward-looking Statement. These risks and uncertainties include the Company's ability to meet its timetable for FDA submissions, the review time and process at the FDA, anticipated reimbursement for the use of the Company's products by its customers, results of clinical trials, changes in the Company's marketing strategies, the Company's ability to establish product distribution channels, changes in manufacturing methods, market acceptance of the AngioJet System, changes in the levels of capital expenditures by hospitals, the levels of sales of the Company's products that can be achieved, the Company's ability to raise additional capital and other risks set forth in the cautionary statements included in Exhibit 99 to the Company's registration statement on Form S-3 dated April 17, 2000, filed with the Securities and Exchange Commission.


Results of Operations

Three and Nine Month Periods Ended April 30, 2001 and 2000

     Total product sales for the three and nine months ended April 30, 2001 were $7,374,000 and $20,832,000, respectively. The Company recorded a net profit for the quarter ended April 30, 2001 of $29,000, or $.00 per share. This compared to a net loss of $2,906,000, or $.18 per share, for the quarter ended April 31, 2000. The net loss for the nine months ending April 30, 2001 and 2000 was $3,942,000 and $7,848,000, respectively. This resulted in a net loss per share of $.24 and $.51, respectively. The Company markets the AngioJet(R)Rheolytic(tm) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital) which powers a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from the April 2000 clearances to commence U.S. marketing of the AngioJet System with labeling claims for the Company's LF140 catheter for removal of blood clots in leg (peripheral) arteries and the clearance to market the Company's new Xpeedior 60 catheter for removal of blood clots from dialysis access grafts. In addition, the Company commenced U.S. marketing of the AngioJet System with labeling claims for removal of blood clots in leg (peripheral) arteries for the Xpeedior 100 in May 2000 and XMI 135 in March 2001. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

Revenue - AngioJet System

     AngioJet System revenue for the three and nine months ended April 30, 2001 was $7,374,000 and $20,757,000, respectively. This was an increase of 74% and 57%, respectively, over the same periods for the Company's prior fiscal year. As of April 30, 2001, the Company had a total of 615 domestic drive units in the field, compared to 427 drive units at the end of the same prior year period, and 582 units as of end of the second quarter. During the three- and nine-month periods ended April 30, 2001, the Company sold approximately 6,300 and 17,800 catheters, respectively, versus approximately 3,600 and 10,700, respectively, in the same prior year periods. This was a 75% and 66% increase, respectively, in unit catheter sales from the same prior year periods. The main factors in the revenue increase were increased sales resulting from the April 2000 clearances to commence U.S. marketing of the AngioJet System with labeling claims for the Company's LF140 catheter for removal of blood clots in leg (peripheral) arteries and the clearance to market its new Xpeedior 60 catheter for removal of blood clots from dialysis access grafts. In addition, the Company commenced U.S. marketing of the AngioJet System with labeling claims for removal of blood clots in leg (peripheral) arteries for the Xpeedior 100 in May 2000 and XMI 135 in March 2001. The average catheter utilization rate per installed domestic drive unit was 10.4 in the third quarter, compared to a rate of 8.3 in the same prior year period, and compared to a rate of 10.4 in the second quarter of fiscal 2001. The Company sold 38 and 123 drive units during the three and nine months ended April 30, 2001. This compared to 25 and 98 drive units, respectively, in the same periods in the prior year.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with four purchasing groups in order to accelerate orders and increase marketing penetration. These purchasing groups acquire drive units for their member hospitals at pre-negotiated discounts. The large purchasing groups received a modest discount on their purchases from the Company. This discount has been offset with the increase of sales with the large purchasing groups. There has been no material negative effect on the Company's margins due to these discounts.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial (TIME
1) of the AngioJet System in the treatment of acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter can access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove clot from this territory. The review suggested changes to the protocol covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device, to improve the trackability, flexibility and efficacy profile. In May 2001, the FDA approved the re-start of patient enrollment in the TIME 1 clinical trial. TIME 1 will enroll up to 30 patients at up to eight centers in the U.S. to determine safety of the device for this indication.

     Foreign sales of the AngioJet System for the three- and nine-month periods ended April 30, 2001 were $67,000 and $310,000, respectively. This compared to foreign sales of the AngioJet System of $105,000 and $274,000, respectively, for the same periods the previous year. The limited foreign sales are due to cost constraints in overseas markets: in foreign markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare (MHW). Currently, the Company is responding to questions from MHW.

     The Company believes that the treatment of blood clots in the coronary vessels, peripheral arteries, and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.


Revenue - Vascular Grafts

     Vascular graft sales were $0 and $75,000 for the three and nine months ended April 30, 2001. This compared to $234,000 and $848,000 for the three and nine months ended April 30, 2000. All of the vascular graft sales in the 2001 and 2000 periods were Perma-Seal(R) Dialysis Access Grafts. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The distributor failed to comply with contractually obligated levels of product purchases and failed to comply with payment schedules. This put the distributor in non-compliance of the distribution agreement and in November 2000, the distributor indicated its desire to terminate the distribution agreement and return unsold product. The Company has settled all outstanding litigation with the Perma-Seal distributor, and has terminated the distribution relationship. The settlement had no impact on the financial statements as the related accounts receivable balances had been appropriately written down in prior periods. No additional sales of Perma-Seal Dialysis Access Grafts are expected.

     In April 1998, the Company received Humanitarian Device Exemption (HDE) approval from the FDA, allowing U.S. marketing of the Perma-Flow(R) Coronary Bypass Graft for patients who require coronary bypass surgery, but who have inadequate blood vessels of their own for use in the surgery.

     In February 1999, the Company received 510(k) clearance from the FDA to market three expanded polytetrafluoroethylene (ePTFE) synthetic grafts. ePTFE synthetic grafts are the most commonly used synthetic grafts in peripheral vessel bypass procedures. After a strategic review of the Company's market opportunities given its limited capital, the Company decided to focus on growth opportunities for the AngioJet System. Therefore, the Company has put all vascular graft product development and commercialization efforts on hold while it pursues the sale of the vascular graft technologies.

Cost of Medical Products

     Cost of medical products increased $342,000 and $1,667,000 in the three and nine month periods ended April 30, 2001, respectively, over the same periods in the previous year. The increase is primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $2,560,000 and $5,054,000 for the three and nine months ended April 30, 2001, respectively, over the same periods in the previous year. This resulted in gross margins of 66% and 59%, respectively, for the three and nine months ended April 30, 2001. This compares to 52% gross margins for each of the three- and nine-month periods ending April 30, 2000. The improvement in gross margins was driven by higher volumes of Xpeedior catheters and an improvement in the coronary product catheter mix in the quarter ended April 30, 2001. The Company believes that gross margins will continue to improve as product sales and related volumes continue to grow and as product and process improvements are made.


Selling, General and Administrative Expense

     Selling, general and administrative expense decreased $187,000 for the three months ended April 30, 2001 and increased $1,343,000 for the nine months ended April 30, 2001, respectively, compared to the same year-ago periods. The primary factors in the expense decrease for the three months ended April 30, 2001 were the cost savings related to the work force reduction in January 2001 and a reduction in sales product demonstrations and samples. In addition, the Company was able to offset depreciation expense by achieving minimum headcount employment objectives with a city government. These expense reductions were offset by an increase in commission expense due to increased AngioJet System product sales and an increase in computer and software depreciation. The primary factors for the expense increase for the nine months ended April 30, 2001 were increased sales and marketing expenses related to the establishment of a U.S. direct sales organization to sell the AngioJet System, increased commission expense due to increased AngioJet System product sales, increased marketing fees for the national purchasing contracts, and increased computer and software depreciation. These expense increases were offset by the reduction in costs related to the work force reduction in January 2001 and a reduction in sales product demonstrations and samples. The Company expects that the current U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through fiscal 2001.


Research and Development Expense

     Research and development expense decreased 20% and increased 4% in the three and nine months ended April 30, 2001, respectively, when compared to the same periods in the prior year. These differences are due to the timing of outlays in different stages of development of new AngioJet System applications. The Company believes that research and development expense for AngioJet System applications will increase as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products.


Interest Income and Expense

     Interest income decreased $71,000 in the three months ended April 30, 2001 and increased $46,000 in the nine months ended April 30, 2001, respectively, when compared to the same periods in the prior year. The changes were due to the gross proceeds of $15 million received from the private placement offering in March 2000 offset by the use of cash to fund operations. The Company expects interest income to decrease during the remainder of fiscal 2001 due to expected decline in market interest rates.

     Interest expense was $2,000 and $7,000 for the three- and nine-month periods ending April 30, 2001 and 2000, respectively. The Company expects interest expense to stay at low levels in fiscal 2001 unless a line of credit through a bank is obtained. If a line of credit were obtained, the amount of increase in interest expense will be dependent upon how much was borrowed, the interest rate, and the length of time the borrowing was outstanding.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $7.7 million at April 30, 2001 versus $13.0 million at July 31, 2000.

     Net cash, cash equivalents and marketable securities usage for the nine months ended April 30, 2001 averaged approximately $600,000 per month. The $5.3 million net decrease in cash, cash equivalents and marketable securities in the most recent nine-month period was primarily due to the net loss of $3.9 million, an increase of $995,000 in accounts receivable, a $965,000 reduction in accounts payable, and capital expenditures of $1.2 million, partially offset by the combined effect of non-cash charges, a decrease in other assets, an increase in accrued liabilities, proceeds from issuance of stock and proceeds from notes payable totaling $2.0 million. The $995,000 increase in accounts receivable was due to the increase in revenue for the nine months ending April 30, 2001 as compared to the same period in fiscal 2000. The $965,000 reduction in accounts payable was due to timing of year-end payables, especially for software and computer upgrades.

     The Company believes that product sales of the AngioJet System, primarily in the United States, will yield meaningful sales growth going forward. The Company expects that the current U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through fiscal year 2001. Research and development expenditures are expected to increase slightly from the fiscal 2000 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products. The Company expects to report a loss for fiscal 2001, which is expected to be less than the fiscal 2000 loss. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company has no plans to raise additional outside equity capital in fiscal 2001, although there can be no assurance that additional capital will not be required during that time. In the 2002 fiscal year, the Company expects revenues in the range of $39 million to $44 million, with full-year gross margins between 65% and 75%, as a percent-of-sales. The Company expects basic earnings per share for the full year in the range of $0.20 to $0.25. The quarterly revenue progression should build from a seasonal low in the first quarter and build steadily through the year, with the profile being affected by the timing of new product introductions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds and commercial paper. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of April 2001, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At April 30, 2001, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.

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

    3.2      10-K      Fiscal Year ended        Bylaws as amended and
                       July 31, 1999            restated to date.




     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended April 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     POSSIS MEDICAL, INC.


DATE:      June 14, 2001             BY:  /s/ Robert G. Dutcher
                                        ROBERT G. DUTCHER
                                        President and Chief Executive Officer



DATE:      June 14, 2001             BY:  /s/ Eapen Chacko
                                        EAPEN CHACKO
                                        Vice President of Finance and
                                        Chief Financial Officer