Form 10-K/A
period 2000-07-31
POSSIS MEDICAL INC
filed 2001-09-10
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                AMENDMENT NO. 1

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

                              POSSIS MEDICAL, INC.

     This Amendment No. 1 to Possis Medical, Inc.'s Annual Report on Form 10-K is being filed by the Company in order to expand on and clarify certain disclosures contained in its previously filed Annual Report on 10-K for the fiscal year ended July 31, 2000. This Amended Form 10-K contains revisions to the business description section of the report and to Management's Discussion and Analysis of Financial Condition and Results of Operations. This amended report contains no revisions to financial results previously reported.


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



                                     PART I
Item 1.  Business:

General

     Possis Medical, Inc. (the Company) was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976, when it sold its rights to a patented bileaflet mechanical heart valve, which it had obtained from Zinon C. Possis, the founder of the Company, to St. Jude Medical, Inc. for royalty payments based on St. Jude's valve sales. In 1982 a subsidiary was established to focus initially on the development of a synthetic blood vessel used to bypass blocked coronary arteries. In the late 1980's the Company decided to leverage existing management expertise and entered the pacemaker lead business. The strategic role of the pacemaker lead business was to provide cash flow to fund the development of synthetic grafts and thrombectomy systems and to give the Company access to and name recognition within the medical device industry. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations, beginning with its Technical Services division in September 1991 followed by its industrial equipment subsidiary and related land and buildings in January 1994. These sales enabled Possis to focus its human and financial resources exclusively on medical products, which are currently in clinical trials and in early stages of commercialization.

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

     The AngioJet Rheolytic Thrombmectomy System is a pioneering device for the removal of intracoronary blood clots in a variety of FDA-approved and off-label indications. It is typically used in conjunction with other medical devices, such as angioplasty balloons and stents, and drugs, such as thrombolytics. For these reasons, the market potential is not readily quantifiable through widely published industry statistics. The approach of the Company has been to estimate the total number of cases for a given indication in a particular vascular territory. These statistics are available through industry sources. The Company then estimates the number of procedures that might be amenable to treatment with the AngioJet, in conjunction with other therapies, both devices and drugs. In making these estimates for the number of cases amenable to treatment with the AngioJet, the Company has relied on its own estimates, as well as estimates based on data provided by physician consultants, presentations at medical industry conferences, peer-reviewed journal articles, security analyst publications, and publications by industry trade and consulting groups. In cases where little or no reliable data exists, relatively simple "rules of thumb" are used to estimate figures for statistics like worldwide patient incidence of certain conditions. We believe that the totality of these sources provides estimates which are directionally and relatively accurate, although the Company cannot guarantee that they are absolutely accurate.

     The Company's marketing analysis indicates that the versatile AngioJet System may be effective for the treatment of various blood clot-induced conditions throughout the vasculature. The following table shows the vascular territories and indications for which the AngioJet System may be used. In addition, the table indicates the annual incidences worldwide and the Company's estimated AngioJet System annual market potential.


                                                                                 AngioJet
                                                              Estimated           System
                                                                Annual            Annual
                                                              Worldwide           Market
                                                              Incidence         Potential
  Vascular Territory               Indication                (Patients)        (Procedures)
Coronary (1)              Heart Attacks & Unstable Angina     5,300,000           550,000
Legs (2)                  Leg Arteries & Bypass Grafts        1,300,000           220,000
A-V Access (3)            Hemodialysis Graft Thrombosis         400,000           190,000
Lungs                     Pulmonary Embolism                  1,000,000           200,000
Cerebral (4)              Ischemic Stroke                     1,900,000           380,000
Venous Cerebral SInus     Stroke                                  4,500             2,000
Cervical Carotid          Stroke                                  6,600             1,000
Venous                    Deep Vein Thrombosis                2,500,000           900,000

                  Total                                      12,411,100         2,443,000

(1) Marketed under March 1999 FDA approval.
(2) Marketed under April 2000 FDA apparoval.
(3) Marketed udnder December 1996 approval.
(4) In clinical trials.



     In April 2000, March 1999 and December 1996, the Company received FDA clearances to commence U.S. marketing in the AngioJet System, with labeling claims for removal of blood clots in leg arteries and bypass grafts, native coronary arteries and coronary bypass grafts and access grafts used by patients on kidney dialysis.

     The VeGAS 2 randomized, coronary clinical trial compared the AngioJet System with the thrombolytic drug, Urokinase. In the setting of a double-blind, randomized trial, the AngioJet System proved to be medically effective and cost-effective compared to Urokinase. Cost savings averaged nearly $5,000 per patient. These results have been presented by physician investigators at major medical meetings, and they will be published in calendar 2001.

     With respect to other FDA-approved indications, such as peripheral arteries, the Company believes that the AngioJet System offers a unique combination of clinical benefit and cost-effectiveness, when compared with current practices excluding the AngioJet. While the Company and some physicians have assembled considerable data demonstrating these cost-savings, it is noted that these savings have been documented only in settings of non-randomized patient sets and not in randomized, clinical trials.


     In April 2000, March 1999 and December 1996, the Company received FDA clearances to commence U.S. marketing of the AngioJet System, with labeling claims for removal of blood clots in leg arteries and bypass grafts, native coronary arteries and coronary bypass grafts and access grafts used by patients on kidney dialysis.

     PERMA-SEAL(R) GRAFT. The Perma-Seal Graft is a self-sealing synthetic graft comprised of silicone elastomers, with a winding of polyester yarn encapsulated within its wall, and is manufactured using proprietary electrostatic spinning technology developed by the Company. The Perma-Seal Graft is implanted in kidney dialysis patients to provide necessary vascular access. The Company believes that its Perma-Seal Graft may offer advantages over currently used synthetic grafts because of its needle hole sealing capability. The Company believes that this characteristic will be effective in sealing puncture sites in the grafts with minimal compression time and bleeding as compared to other currently available graft products and, as a result, will reduce dialysis procedures and administrative time per patient and the costs associated therewith. In addition, because of its ability to seal a needle puncture without depending on tissue ingrowth, the Perma-Seal Graft may provide an option for patients who require dialysis immediately after implant. The Company, however, recognizes that the market potential for this product is limited by its FDA approved labeling, which specifies that it is aproved for use in dialysis patients requiring immediate access for hemodialysis. The Company currently sells its Perma-Seal Graft through an independent distributor. Due to slow sales by its distributor, fiscal 2001 sales are expected to be minimal.

     PERMA-FLOW(R) CORONARY BYPASS GRAFT. The Perma-Flow Graft is a synthetic graft 5mm in diameter for use in coronary artery bypass graft (CABG) surgery. The Perma-Flow Graft is intended to provide a graft alternative to patients who require bypass surgery but have insufficient or inadequate native vessels as a result of repeat procedures, trauma, disease or other factors. The market potential for this graft product was deemed smaller than our pre-development estimates. This fact, along with limited capital, precluded pursuing a market for an implantable graft and a disposable product, the AngioJet System, simultaneously. A business decision was, therefore made to focus on the AngioJet System business.

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

     Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice compliance inspections by the FDA and the TuV Product Services. TuV is a notified body designated by the European Union nationally competent authorities (Ministries of Health) to determine whether a product can display the CE mark. We have undergone inspections by the FDA for Good Manufacturing Practices compliance and the TuV each year since 1998. All Possis products currently carry the CE mark in the European Community.

     FDA inspections focus on Good Manufacturing Practices (GMP) as defined in federal regulation 21CFR820. These regulations define standards for the manufacturing and quality systems used to produce medical devices. The FDA has conducted inspections of Possis Medical, Inc. at regular intervals since 1993, and prior to approval of some Possis Medical, Inc. marketing applications. Some of these inspections have identified deficiencies in our compliance with certain GMP requirements, including systems to address corrective and preventive actions, complaint processing, design and process validation, material reject trending and use of statistical techniques. These deficiencies are currently the subject of a concerted effort to revise our manufacturing and quality systems. The FDA has reviewed our plans for this work and has deemed them adequate. The risk of non-compliance includes seizure, injunction and/or civil penalties. The Company does not anticipate any adverse FDA action.

Marketing and Sales

     The Company is marketing its AngioJet System to interventional cardiologists, interventional radiologists, vascular surgeons and also to physician specialty groups, including vascular, cardiovascular and thoracic surgeons. Revenues from AngioJet System sales in the United States were approximately 93%, 91%, and 93% of fiscal 2000, 1999, and 1998 revenues, respectively.

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


Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The patents held and applied for by the Company describe method and apparatus claims related to thrombectomy and atherectomy devices, as well as method and apparatus claims related to the design and use of synthetic vascular grafts. The Company holds eight United States patents and three foreign patents relating to the AngioJet System. Of the eight U.S. patents, six were filed between 1990 and 1995 and are valid for seventeen years following issuance. Two of the AngioJet-related patents are valid for twenty years following their 1998 filing dates. In addition, the Company has ten United States and twenty-six foreign patent applications pending relating to the AngioJet System. In connection with the Perma-Seal Graft, the Company holds two United States and one foreign patent and four foreign patent applications are pending. Both Perma-Seal patents are valid for seventeen years following their 1999 and 1998 issuance dates. The Company currently holds five United States patents and seventeen foreign patents related to the Perma-Flow Graft and has two patent applications pending in the United States and five patent applications pending in foreign jurisdictions. The Perma-Flow patents issued between 1984 and 1990 and are valid for seventeen years following their issuance dates. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. In addition, no assurance can be given that third parties will not receive patent protection on their own waterjet devices.

     The Company requires all employees to execute non-disclosure agreements upon commencement of employment with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment with the Company is to be kept confidential and not disclosed to third parties.

     There can be no assurance that the Company's non-disclosure agreements and other safeguards will protect its proprietary information and know-how or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse determination in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company.

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

     The AngioJet(R) System is a device for the rapid, safe and effective removal of intracoronary thrombus from native coronary vessels and saphenous vein grafts, kidney dialysis access grafts, and leg arteries. The AngioJet
System has a unique profile of safety, clinical effectiveness, and cost-effectiveness. In general, it competes against pharmacological dissolution of the thrombus using thrombolytics or glycoprotein IIb/IIIa inhibitors, mechanical removal using other devices, and against surgical revision of grafts. Drugs take time, do not work in a significant number of cases, have deleterious side effects and are expensive. Drugs are, however, easy to administer, particularly in an emergency room setting or in a community hospital that lacks interventional facilities. In general, drugs have the biggest market share among the set of procedures which constitute our potential markets.

     In the coronary area, there are no other FDA approved mechanical thrombectomy devices. In the peripheral arteries, there is no other FDA approved mechanical device. In the A-V access area, there are numerous mechanical devices, under many different trade names; no individual device has a dominant share of the market. This market is extremely price sensitive, so devices do not necessarily gain share because of improved performance and effectiveness alone.


Government Regulation

     Government regulation in the United States and other countries is a significant factor in both the Company's products and its activities, which are regulated by the U.S. FDA under a number of statutes, including the Food, Drug and Cosmetic ("FDC") Act.

     FDA regulations place the Company's products in either Class II or III (the highest level), based on the extent of both the pre-market approvals and post-market controls deemed necessary to assure that they are safe and effective. For example, Class II devices such as the AngioJet for AV access graft thrombectomy are subject to pre-market notification (510(k) submission) to the FDA, whereas AngioJet for treating coronary thrombus is subject to pre-market approval (PMA) by the FDA, and subsequent annual and other PMA supplement reporting requirements. While FDA attempts to complete review of these different types of pre-market submissions within specific timeframes (90 days for a 510(k); 180 days for a PMA), final action by the FDA may take considerably longer. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations.

     In addition, either a 510(k) or PMA may require the inclusion of data and analyses from the conduct of investigational clinical trials. Generally, such clinical trials may be conducted only under an IDE (Investigational Device Exemption) approved by FDA. The FDA monitors and oversees the conduct of clinical trials under IDE. Such clinical trials typically take several years to conduct, and they can cost several million dollars. Many of the Company's products were the subject of such clinical trials in the past, and the Company expects that some of its future products will also require investigational clinical trials.

     The AngioJet Coronary catheter is a Class III device and is marketed in the U.S. under an approved PMA. The AngioJet AV-Access and Peripheral Arterial Thrombus catheters are Class II devices and are marketed in the U.S. under cleared 510k submissions.


     Once a Company product is able to be marketed in the U.S., product labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA imposes other post-marketing controls on the Company and its products, such as annual establishment registration, annual product listings, and administration of complaint and medical device reporting files. , Failure to meet these pervasive FDA requirements could subject the Company and/or its employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals.

     AngioJet System received its first clearance for the U.S. market via a 510(k) premarket notification application approved by FDA in December 1996, for use in treating thrombosed AV access grafts. In March 1999, the AngioJet System received FDA-approval under a PMA for treating thrombus in coronary arteries and saphenous vein bypass grafts. In May 2000, the AngioJet System received FDA market clearance via another 510(k) premarket approval application for treating thrombus in leg arteries.

     The Perma-Sea Dialysis Access Graft was FDA-approved for marketing under a PMA in September 1998. The Perma-Flow Coronary Artery Bypass Graft was FDA approved for marketing under an HDE in April 1998.

     The Company's manufacturing and quality systems are also subject to FDA regulations requiring compliance with FDA's current Good Manufacturing Procedures ("GMP")FDA conducts periodic on-site inspections of manufacturing facilities. The Company has successfully undergone several such inspections in the past. The Company is obliged to address any deficiency noted during such inspections. If FDA notices violations of applicable regulations, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

     The Company conducts sales and marketing activities in various foreign countries. The time required to obtain approval to market a product in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. All the Company's products currently display the CE Mark, allowing import to the European Union Approval to display the CE Mark is dependant in part on annual inspections by representatives of European regulatory bodies to successfully demonstrate compliance with the ISO 9001 Quality Standards

     There  can  be  no  assurance   that  future   changes  in  regulations  or
interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.


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

                                     PART II

     Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters:

     The Company had 1,613 common shareholders of record at July 31, 2000. The common stock is traded on The Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2000 and 1999 are presented below:



                                           2000                  1999
                                     High       Low        High        Low
   QUARTER:
     First.................         $12.50     $8.06      $ 9.88     $ 4.31
     Second................          11.37      7.63       11.38       6.75
     Third.................          14.12      8.28       14.88       7.50
     Fourth................           8.63      6.00       12.50      10.31


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

Revenue - AngioJet

     As of July 31, 2000 the Company had a total of 493 domestic AngioJet System drive units in the field, compared to 300 and 191 at the end of the previous two fiscal years. During fiscal 2000 the Company sold approximately 16,100 catheters and pump sets versus approximately 9,100 and 4,700 in fiscal 1999 and 1998, respectively. This represents a 77% and 94% increase in unit catheter sales from the previous years. The significant increases in unit catheter sales were due to the April 2000 and March 1999 FDA clearances to commence U.S. marketing of the AngioJet System with labeling claims for removal of blood clots in leg (peripheral) arteries and in symptomatic native coronary arteries and coronary bypass grafts. During the fiscal years ended July 31, 2000, 1999 and 1998 the Company sold 138, 162 and 29 AngioJet System drive units, respectively. The decrease in AngioJet System drive unit sales in fiscal 2000 was due to cost constraints at U.S. hospitals related to the Balanced Budget Act of 1997. The Balanced Budget Reform Act of 1997 ("BBA") mandated the removal of $17 billion from hospital operating budgets by the end of 2002 and $61 billion by 2010. Hospitals responded to this mandate by freezing or reducing expenditures in major cost centers such as the pharmacy, and by deferring purchases of capital equipment such as the AngioJet drive unit. The extent of these cost constraints across hospitals and within departments of the same hospital were not proportional, and depend on the unique revenue, cost and capital budget situation of the institution in question. The significant increase in AngioJet System drive unit sales in fiscal 1999 was due to the FDA approval in March 1999 for use in the native coronary arteries and coronary bypass grafts.

     Of the 582 drive units in the field at the end of the most recent quarter, 179 are company-owned and are being used by customers on some form of evaluation. The other 69 percent of drive units in the field have been sold. Rental units are minimal and immaterial to revenue. The change in this mix in recent quarters has had a relatively minimal impact on margins.

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


     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost effectiveness data. The recent sales increases are believed to be generated primarily from the FDA approval received in April 2000 for use of the AngioJet System for removal of blood clots in leg (peripheral) arteries, and the FDA approval received in May 2000 for its new Xpeedior catheters for removing clots from dialysis access grafts.

     In April 2000, the Company received FDA clearance to market the Company's LF140 catheter for treating thrombus in leg (peripheral) arteries. This clearance makes the AngioJet System the first and only new-generation thrombectomy device with FDA-approved labeling for this indication. In May 2000, the Company received FDA clearance to market its new Xpeedior 60 and 100 catheters for removing clots from dialysis access grafts. The Xpeedior catheters are the first catheters marketed by Possis Medical based on its proprietary Cross-Stream(TM) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology can deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial (Time
1) of the AngioJet System in the treatment of severe acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter can access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove clot from this territory. The review suggested changes to the protocl covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device, to improve the trackability, flexibility and efficacy profile. Estimated costs in making these enhancements is between $500,000 and $1,000,000. Patient enrollment in TIME 1 will continue after these enhancements are in place, anticipated for February 2001. Due to the start of the stroke clinical trial, the Company has stopped enrolling patients in the clinical trial of the AngioJet System for use in the treatment of stroke caused by the blockage of the carotid arteries, the main vessels supplying blood to the brain. A total of five patients were enrolled in the carotid stroke clinical trial (ReACT). Carotid patients proved to be an extremely sick subset of patients with multiple complications. Although our device initially showed favorable results in use for carotids (successful thrombus removal), the Company estimated that the ischemic stroke market was larger and more amenable to early intervention using mechanical means.

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

Revenue - Vascular Grafts

     During fiscal 2000, 1999 and 1998, sales of Perma-Seal(R) Dialysis Access Grafts were $1,006,000, $593,000 and $0, respectively. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The first shipment under this distribution agreement was made in January 1999. In September 2000, the distributor failed to comply with contractually obligated levels of product purchases and failed to comply with payment schedules. This put the distributor in non-compliance. The Company is currently reviewing its options. Sales of Perma-Seal Dialysis Access Grafts are expected to be minimal in fiscal 2001.

     During 1998, sales of Perma-Flow(R)Coronary Bypass Grafts were $105,000 through a distributor. In April 1998, the Company received Humanitarian Device Exemption (HDE) approval from the FDA, allowing U.S. marketing of the Perma-Flow Cornonary Bypass Graft for patients who require coronary bypass surgery, but who have inadequate blood vessels of their own for use in the surgery. In March 1999, the distribution agreement with the Company's independent distributor expired. Currently the Company is exploring strategic options relating to future development and commercialization of the product.

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

     During fiscal 2000, cash used in operating activities was $8.8 million, which resulted primarily from the $10.6 net loss and a $1.2 increase in inventory, partially offset by non-cash charges, a decrease in receivables, and an increase in accounts payable totaling $3.0 million. The $1.2 million increase in inventories was due to the increase in the number of evaluation drive units in the field as if July 31, 2000 as compared to July 31, 1999 and due to the expected increase in future Angio-Jet System revenue. The $100,000 decrease in receivables was due to reduction in days sales outstanding for U.S. Angio-Jet System receivables as of July 31,2000 as compared to July 31, 1999. The $1.0 million increase in accounts payable was due to the purchasing of software and computers toward the end of fiscal 2000. The capital expenditures were paid in August 2000. Cash used in investing activities was $10.8 million which resulted from the purchase of marketable securities of $24.1 million and the purchase of plant and equipment of $1.9 million, partially offset by the proceeds from the maturity of marketable securities of $15.2 million. Net cash provided by financing activities was $14.5 million, which resulted from the net proceeds of the private placement offering of $14.0 million and the exercise of stock options of $462,000.

     During fiscal 1999, cash used in operating activities was $11.9 million, which resulted primarily from $12.0 million net loss, a $1.9 million increase in receivables and $366,000 decrease in accounts payable, partially offset by depreciation, amortization, stock compensation and an increase in accrued liabilities totaling $2.4 million. The $1.9 million increase in receivables was due to the significant increase in the revenue in fiscal 1999 as compared to fiscal 1998. The $366,000 reduction in accounts payable was due to the timing of when payables are paid. The $788,000 increase in accrued liabilities was primarily due to the increase in accrued salaries, wages and commissions. The increase in accrued salaries, wages and commissions was due to the increase in personnel and in revenue in fiscal 1999 as compared to fiscal 1998. Cash used in investing activities was $700,000 which was used to purchase plant and equipment. Net cash provided by financing activities was $7.9 million, which resulted from the net proceeds of the private placement offering of $6.7 million, the exercise of stock warrants of $828,000 and the exercise of stock options of $417,000. As of March 1999, all of the 5% convertible subordinated debentures and related accrued interest totaling $12.3 million were converted into approximately 1.7 million shares of the Company's commons stock at an average conversion price of $7.12 per share.

     During fiscal 1998, cash used in operating activities was $11.8 million, which resulted primarily from a $12.0 million net loss and a $1.8 million increase in receivables, inventories and other current assets, partially offset by depreciation, amortization, stock compensation, and an increase in accounts payable and accrued liabilities totaling $2.0 million. The $1.6 million increase in inventory was due to the significant increase in the revenue in fiscal 1998 as compared to fiscal 1997. The $597,000 increase in accounts payable was due to the fee in conjunction with the 5% convertible subordinated debentures included in accounts payable as of July 31, 1998. This fee was paid in August 1998. Cash provided by investing activities was $10.4 million, which resulted from the net proceeds from the sale/maturity of marketable securities of $11.0 million, offset by additions to plant and equipment of $614,000. Net cash provided by financing activities was $11.4 million, which resulted from the net proceeds from the issuance of 5% convertible subordinated debentures of $11.1 million, proceeds from long-term debt of $175,000 and the exercise of stock options of $142,000.

     The Company believes that product sales of the AngioJet System, primarily from the U.S., will yield meaningful sales growth going forward. The Company expects the current level of the U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through the fiscal year 2001. Research and development expenditures are expected to increase as the Company completes the development of its current products and invests in development of new AngioJet System thrombectomy applications and new high-pressure waterjet technology-based products. Possis expects to report a loss for fiscal 2001, which is expected to be less than the fiscal 2000 loss. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company has no plan to raise additional outside capital in fiscal 2001, although there can be no assurance that additional capital will not be required during that time. Subsequent to fiscal 2001 the Company expects that its operations will become profitable and that no additional outside capital will be needed to fund its current operations. However, debt financing and additional outside capital will be considered if the terms are favorable in order to facilitate the growth of the Company.


Change of Control Plan

     On September 15, 1999, the Company's Board of Directors approved a Change in Control Termination Pay Plan that provides, at the discretion of the Board, salary and benefit continuation payments to executive officers and selected key management and technical personnel in the event they are terminated within 24 months of a change in control. At this time, the Board of Directors has committed to a three-year salary and benefit continuation for the Company's CEO and two-year salary and benefit continuations for other Named Executive Officers. In addition, the Company's other officers, key management and technical personnel are entitled to salary and benefit continuation benefits ranging in duration from six to 24 months. The Board of Directors has also recognized the potential for additional payments upon a change in control notwithstanding employment status following a change in control. Such payments , however, are at the discretion of the Board.


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

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Form 10-K, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including statements relating to the Company's ability to establish an adequate recurring revenue stream from U.S. AngioJet(R)System disposable sales, the ability to maintain manufacturing yields at acceptable levels, changes in the Company's marketing strategies, the ability to grow sales while maintaining its current level of U.S. sales force, the ability to achieve growing acceptance of the AngioJet System, the ability to control expenses in order to become profitable, the ability to develop new products, the ability to raise additional capital on acceptable terms, the results of clinical trials and the ability to achieve levels of interest income and interest expense. These statements involve risks and uncertainties, and consequently, actual results may vary materially from those projected in the forward-looking statements. It is not possible to foresee or identify all factors affecting the Company's future results and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties. Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, these factors include trends toward managed health care, health care cost containment, the trend of consolidation in the medical device industry, difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, changes in government laws and regulations and the enforcement there of that may be adverse to the Company, the development of new products by competitors that may make our products obsolete, and economic factors over which the Company has no control, including changes in inflation and interest rates. These and other risk factors set forth in the risk factors included in Exhibit 99 to the Company's registration statement on Form S-3 dated April 17, 2000 are filed with the Securities and Exchange Commission.


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

     Revenue Recognition Revenues associated with products that are already maintained at customer locations are recognized when the Company reaceives a valid purchase order from the customer. Revenues associated with products that are not maintained at the customer locations are recognized when a valid purchse order is received and when the products are shipped. At this time, ownership and risk of loss is transferred to the customer.

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

     Marketable Securities During 2000 and 1999, the Company invested in commercial paper with original maturities of less than six months. These instruments are classified as held to maturity and carried at amortized cost.

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

     In fiscal 2000, 1999 and 1998, the Company granted 5,000, 6,000 and 2,000 compensatory options, respectively, to various physicians in lieu of cash payments for services. The Company's policy is to treat these options under variable plan accounting in accordance with FASB 123 and EITF 96-18. These options were granted under the 1992 Plan and vest ratably over a six month to a four year period and expire not more than ten years from date of grant. The expense associated with non-employee options were $43,000, $14,000 and $12,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

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

     As of July 31, 2000, there were 14,836 shares of restricted stock that vest in September 2000. The fair market value of the restricted shares was approximately $96,000.

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

     Signature                          Title                        Date

/s/ Donald C. Wegmiller         Chairman of the Board          March 15, 2001
Donald C. Wegmiller


/s/ Robert G. Dutcher           Director, President and         March 15, 2001
Robert G. Dutcher               Chief Executive Officer


/s/ Eapen Chacko                Vice President of Finance       March 15, 2001
Eapen Chacko                    Chief Financial Officer


/s/ Dean Belbas                 Director                        March 15, 2001
Dean Belbas


/s/ Seymour J. Mansfield        Director                        March 15, 2001
Seymour J. Mansfield


/s/ Whitney A. McFarlin         Director                        March 15, 2001
Whitney A. McFarlin


/s/ William C. Mattison, Jr.    Director                        March 15, 2001
William C. Mattison, Jr.


/s/ Rodney A. Young             Director                        March 15, 2001
Rodney A. Young

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