Form 10-K/A
period 2000-07-31
POSSIS MEDICAL INC
filed 2001-10-23
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                AMENDMENT NO. 2

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

                              POSSIS MEDICAL, INC.

     This Amendment No. 2 to Possis Medical, Inc.'s Annual Report on Form 10-K is being filed by the Company in order to expand on and clarify certain disclosures contained in its previously filed Annual Report on 10-K for the fiscal year ended July 31, 2000. This Amended Form 10-K contains revisions to the business description section of the report and to Management's Discussion and Analysis of Financial Condition and Results of Operations. This amended report contains no revisions to financial results previously reported.


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

     The AngioJet Rheolytic Thrombmectomy System is a pioneering device for the removal of intracoronary blood clots in a variety of clinical applications. It is typically used in conjunction with other medical devices, such as angioplasty balloons and stents, and drugs, such as thrombolytics. For these reasons, the market potential is not readily quantifiable through widely published industry statistics. The approach of the Company has been to estimate the total number of cases for a given indication in a particular vascular territory. These statistics are available through industry sources. The Company then estimates the number of procedures that might be amenable to treatment with the AngioJet, in conjunction with other therapies, both devices and drugs. In making these estimates for the number of cases amenable to treatment with the AngioJet, the Company has relied on its own estimates, as well as estimates based on data provided by physician consultants, presentations at medical industry conferences, peer-reviewed journal articles, security analyst publications, and publications by industry trade and consulting groups. In cases where little or no reliable data exists, relatively simple "rules of thumb" are used to estimate figures for statistics like worldwide patient incidence of certain conditions. We believe that the totality of these sources provides estimates which are directionally and relatively accurate, although the Company cannot guarantee that they are absolutely accurate.

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

     The AngioJet Coronary catheter is a Class III device and is marketed in the U.S. under an approved PMA. The AngioJet AV-Access and Peripheral Arterial Thrombus catheters are Class II devices and are marketed in the U.S. under cleared 510(k)submissions.


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

     AngioJet System received its first clearance for the U.S. market via a 510(k) premarket notification application approved by FDA in December 1996, for use in treating thrombosed AV access grafts. In March 1999, the AngioJet System received FDA approval under a PMA for treating thrombus in coronary arteries and saphenous vein bypass grafts. In May 2000, the AngioJet System received FDA market clearance via another 510(k) premarket approval application for treating thrombus in leg arteries.

     The Perma-Sea Dialysis Access Graft was FDA-approved for marketing under a PMA in September 1998. The Perma-Flow Coronary Artery Bypass Graft was FDA approved for marketing under an HDE in April 1998.

     The Company's manufacturing and quality systems are also subject to FDA regulations requiring compliance with FDA's current Good Manufacturing Procedures (GMP) FDA conducts periodic on-site inspections of manufacturing facilities. The Company has successfully undergone several such inspections in the past. The Company is obliged to address any deficiency noted during such inspections. If FDA notices violations of applicable regulations, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

     The Company conducts sales and marketing activities in various foreign countries. The time required to obtain approval to market a product in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. All the Company's products currently display the CE Mark, allowing import to the European Union. Approval to display the CE Mark is dependant in part on annual inspections by representatives of European regulatory bodies to successfully demonstrate compliance with the ISO 9001 Quality Standards.

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

Item 6. Selected Financial Data:

                             SELECTED FINANCIAL DATA
                     POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,


In Thousands Except Per Share Data
                                                       2000           1999              1998             1997              1996
INCOME STATEMENT DATA:
Operating revenues-
     Continuing operations......................    $ 20,428       $ 13,123          $  6,118         $  4,834          $  1,606
Net income (loss):
     Continuing operations......................     (10,590)       (12,021)          (11,969)          (8,608)           (8,578)
     Discontinued operations....................        --             --                --                112               405
Net income (loss) per common share -
     basic and diluted:
     Continuing operations......................        (.67)          (.90)             (.98)            (.71)             (.74)
     Discontinued operations....................          --             --                --              .01               .04
Weighted average shares outstanding -
    basic and diluted...........................      15,697         13,356            12,191           12,099            11,611

BALANCE SHEET DATA:
    Working capital.............................    $ 16,788        $13,530           $16,598          $16,840           $24,780
    Total assets................................      25,004         19,821            23,897           22,423            29,361
    Long-term debt,
        excluding current maturities............           7            100            11,493               10                39
    Shareholders' equity........................      20,495         16,315             8,744           19,800            27,597




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

Revenue - AngioJet

     As of July 31, 2000 the Company had a total of 493 domestic AngioJet System drive units in the field, compared to 300 and 191 at the end of the previous two fiscal years. During fiscal 2000 the Company sold approximately 16,100 catheters and pump sets versus approximately 9,100 and 4,700 in fiscal 1999 and 1998, respectively. This represents a 77% and 94% increase in unit catheter sales from the previous years. The significant increases in unit catheter sales were due to the April 2000 and March 1999 FDA clearances to commence U.S. marketing of the AngioJet System with labeling claims for removal of blood clots in leg (peripheral) arteries and in symptomatic native coronary arteries and coronary bypass grafts. During the fiscal years ended July 31, 2000, 1999 and 1998. The Company sold 138, 162 and 29 AngioJet System drive units, respectively. The decrease in AngioJet System drive unit sales in fiscal 2000 was due to cost constraints at U.S. hospitals related to the Balanced Budget Act of 1997. The Balanced Budget Reform Act of 1997 ("BBA") mandated the removal of $17 billion from hospital operating budgets by the end of 2002 and $61 billion by 2010. Hospitals responded to this mandate by freezing or reducing expenditures in major cost centers such as the pharmacy, and by deferring purchases of capital equipment such as the AngioJet drive unit. The extent of these cost constraints across hospitals and within departments of the same hospital were not proportional, and depend on the unique revenue, cost and capital budget situation of the institution in question. The Company believes the BBA had an adverse affect on its AngioJet System drive unit sales and its competitors sales because of the pressure it put on to reduce hospital expenditures. However, the Company does not have any data which allows it to calculate the amount of the adverse affect the BBA had on its competitors. The significant increase in AngioJet System drive unit sales in fiscal 1999 was due to the FDA approval in March 1999 for use in the native coronary arteries and coronary bypass grafts.

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

     During fiscal 2000, cash used in operating activities was $8.8 million, which resulted primarily from the $10.6 million net loss and a $1.2 million increase in inventory, partially offset by non-cash charges, a decrease in receivables, and an increase in accounts payable totaling $3.0 million. The $1.2 million increase in inventories was due to the increase in the number of evaluation drive units in the field as of July 31, 2000 as compared to July 31, 1999 and due to the expected increase in future Angio-Jet System revenue. The $100,000 decrease in receivables was due to reduction in days sales outstanding for U.S. Angio-Jet System receivables as of July 31, 2000 as compared to July 31, 1999. The $1.0 million increase in accounts payable was due to the purchasing of software and computers toward the end of fiscal 2000. The capital expenditures were paid in August 2000. Cash used in investing activities was $10.8 million which resulted from the purchase of marketable securities of $24.1 million and the purchase of plant and equipment of $1.9 million, partially offset by the proceeds from the maturity of marketable securities of $15.2 million. Net cash provided by financing activities was $14.5 million, which resulted from the net proceeds of the private placement offering of $14.0 million and the exercise of stock options of $462,000.

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


Change of Control Plan

     On September 15, 1999, the Company's Board of Directors approved a Change in Control Termination Pay Plan that provides, at the discretion of the Board, salary and benefit continuation payments to executive officers and selected key management and technical personnel in the event they are terminated within 24 months of a change in control. At this time, the Board of Directors has committed to a three-year salary and benefit continuation for the Company's CEO and two-year salary and benefit continuations for other Named Executive Officers. In addition, the Company's other officers, key management and technical personnel are entitled to salary and benefit continuation benefits ranging in duration from six to 24 months. The Board of Directors has also recognized the potential for additional payments upon a change in control notwithstanding employment status following a change in control. These payments are described as Cash Bonus payments that are strictly at the discretion of the Board, are only to be awarded if the Company achieves "substantial growth" as determined by the Board in its discretion, and are based on the value of the Company at the time of the Change in Control and the Board's assessment of Company performance and growth. Cash awards are limited to senior executive officers and other key management personnel. The amount of the pool available for such payments is limited, in aggregate, to between one and four percent of the value of the Company at the time of the Change in Control, as measured based on revenue. Such payments , however, are at the discretion of the Board.


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



Deloitte & Touche LLP
Minneapolis, Minnesota
September 1, 2000

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                    July 31, 2000               July 31, 1999
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Note 1)........................................       $  4,053,429                $9,151,004
    Markektable securities....................................................          8,917,251                  --
    Receivables:
      Trade (less allowance for doubtful accounts and returns
          of $672,000 and $489,000, respectively).............................          2,940,497                 3,063,311
    Inventories (Note 1):
      Parts...................................................................          1,441,137                 1,218,910
      Work-in-process.........................................................          1,551,524                 1,596,313
      Finished goods..........................................................          2,107,677                 1,556,482
    Prepaid expenses and other assets.........................................            278,491                   247,907

           Total current assets...............................................         21,290,006                16,833,927


PROPERTY (Notes 1 and 2):
    Leasehold improvements....................................................          1,363,902                 1,274,814
    Machinery and equipment...................................................          5,688,540                 4,143,032
    Assets in construction....................................................            305,474                   258,114
                                                                                        7,357,916                 5,675,960
    Less accumulated depreciation.............................................          3,643,976                 2,887,025
         Property - net.......................................................          3,713,940                 2,788,935

OTHER ASSETS:
    Goodwill (Note 1).........................................................            --                        197,922

TOTAL ASSETS..................................................................        $25,003,946               $19,820,784


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

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Note 4):
    Common stock-authorized, 100,000,000 shares
         of $0.40 par value each; issued and outstanding,
        16,700,942 and 14,998,360 shares, respectively.................                 6,680,377                 5,999,344
    Additional paid-in capital.........................................                74,581,145                60,608,623
    Unearned compensation..............................................                   (24,809)                 (141,467)
    Retained deficit...................................................               (60,742,108)              (50,151,727)
Total shareholders' equity.............................................                20,494,605                16,314,773
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................               $25,003,946               $19,820,784

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

     Revenue Recognition Revenues associated with products that are already maintained at customer locations are recognized when the Company receives a valid purchase order from the customer. Revenues associated with products that are not maintained at the customer locations are recognized when a valid purchase order is received and when the products are shipped. At this time, ownership and risk of loss is transferred to the customer.

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

     As of July 31, 2000, there were 23,375 shares of restricted stock that vest in September 2000. The fair market value of the restricted shares was approximately $151,000.

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

Dated:  October 12, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date

/s/ Donald C. Wegmiller         Chairman of the Board           October 12, 2001
Donald C. Wegmiller


/s/ Robert G. Dutcher           Director, President and         October 12, 2001
Robert G. Dutcher               Chief Executive Officer


/s/ Eapen Chacko                Vice President of Finance       October 12, 2001
Eapen Chacko                    Chief Financial Officer


/s/ Dean Belbas                 Director                        October 12, 2001
Dean Belbas


/s/ Seymour J. Mansfield        Director                        October 12, 2001
Seymour J. Mansfield


/s/ Whitney A. McFarlin         Director                        October 12, 2001
Whitney A. McFarlin


/s/ William C. Mattison, Jr.    Director                        October 12, 2001
William C. Mattison, Jr.


/s/ Rodney A. Young             Director                        October 12, 2001
Rodney A. Young

                                                                   SCHEDULE II

                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2000, 1999 AND 1998


         Column A             Column B       Column C     Column D    Column E
                                            Additions
                              Balance at Charged to
                              Beginning     Costs and   Deductions   Balance at
        Description           of Year       Expenses    Write-offs   End of Year

Allowance for doubtful accounts and returns - deducted from trade receivables in the balance sheet:

Year ended July 31, 2000     $ 489,000     $ 502,000     $ 319,000    $ 672,000
Year ended July 31, 1999       150,000       584,000       245,000      489,000
Year ended July 31, 1998        80,000       140,000        70,000      150,000


Valuation allowance on deferred tax asset:

Year ended July 31, 2000   $20,003,000    $4,151,000     $   --     $24,154,200
Year ended July 31, 1999    14,915,000     5,088,000         --      20,003,000
Year ended July 31, 1998    10,695,000     4,220,000         --      14,915,000

                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 14(a)3

                                  EXHIBIT INDEX
Exhibit
Number                              Description


   23             Consent of independent certified public accountants

   27             Financial data schedule

                                                                    EXHIBIT 23





INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-5467 on Form S-8, Post-Effective Amendment No. 1 to Registration Statement No. 33-33416 on Form S-8, Registration Statement No. 33-39987 on Form S-8, Registration Statement No. 33-56728 on Form S-8, and Registration Statement No. 333-57289 on Form S-8, Registration Statement No. 333-39726 on Form S-8, Registration Statement No. 333-33746 on Form S-3, and Registration Statement No. 333-80291 on Form S-3 of our report dated September 1, 2000, appearing in the Annual Report on Form 10-K Amendement No. 2 of Possis Medical, Inc. for the year ended July 31, 2000.



DELOITTE & TOUCHE, LLP
Minneapolis, MN
October 22, 2001