Form 10-K
period 2001-07-31
POSSIS MEDICAL INC
filed 2001-10-29
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2001 was approximately $197,356,000.

     The number of shares outstanding of the registrant's common stock as of September 30, 2001: 16,868,062.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 2001 annual meeting to be filed on or before November 28, 2001 ("The Proxy Statement").

                                     PART I
Item 1.  Business:

General

     Possis Medical, Inc. (the Company) was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing, and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations.


Products

     ANGIOJET(R) RHEOLYTIC(TM) THROMBECTOMY SYSTEM. The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma, impediment of normal flow during invasive procedures or prolonged bed rest. If a blood clot becomes large enough, it can block a blood vessel, preventing oxygenated blood from reaching the organ or tissue it supplies. In addition, if a blood clot breaks off, it can travel (embolize) through the bloodstream and block blood flow to other organs and tissue. Conditions caused by blood clots include acute myocardial infarction (heart attack), stroke, peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, and deep vein obstruction.

     Currently, the three primary methods of removing intravascular blood clots are surgery, dissolution with drugs (thrombolysis) and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to soften or dissolve the blood clot in an intensive or critical care setting. Thrombolytic drugs may require prolonged infusion to be effective, may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Also, other classes of drugs, specifically glycoprotein llb/llla inhibitors, are being used to prevent blood clots from forming. These drugs, however, are not approved for this use and of limited value against clots already formed. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then dragging the blood clot out of the patient's body through the artery. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

     The Company believes that its AngioJet System represents a rapid, safe, and medically effective approach to the removal of blood clots from arteries, veins and grafts and offers certain advantages over current methods of treatment. The AngioJet System is a non-surgical, minimally invasive catheter system designed to rapidly remove blood clots with minimal vascular trauma. The AngioJet System consists of three major components: a reusable drive unit to power a pump and monitor device performance, a disposable single-use pump set that delivers pressurized saline to the catheter, and a family of disposable, single-use catheters. The AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention or the risk of uncontrolled bleeding.

     To operate the AngioJet System, a physician first threads a catheter down a patient's blood vessel to the site of the blood clot. The AngioJet System's drive unit is then activated, causing a disposable pump to pressurize sterile saline to approximately 10,000 pounds per square inch (psi) at the source and send it through the catheter to the tip. Saline jets spray from the catheter tip back up the catheter at several hundred miles per hour. The operation of high-speed jets, contained inside the catheter, creates a localized low-pressure zone around the catheter's tip. The difference between the low pressure at the tip and the normal blood pressure in the vessel draws the blood clot into the catheter through openings at the tip. The jets then macerate or pulverize the clot material into microscopic fragments, which are immediately propelled down the catheter, out of the patient's body and into a disposable collection bag located on the drive unit. No water is used directly on the vessel surface to remove material.

     Currently the Company is marketing the XMI(TM)135 and Xpeedior(R) catheters. The XMI135 and Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     The AngioJet Rheolytic Thrombectomy System is a pioneering device for the removal of intravascular blood clots in a variety of clinical applications. It is typically used in conjunction with other medical devices, such as angioplasty balloons and stents, and drugs, such as thrombolytics and platelet inhibitors. For these reasons, the market potential is not readily quantifiable through widely published industry statistics. The approach of the Company has been to estimate the total number of cases for a given indication in a particular vascular territory. These statistics are available through industry sources. The Company then estimates the number of procedures that might be amenable to treatment with the AngioJet System, in conjunction with other therapies, both devices and drugs. In making these estimates for the number of cases amenable to treatment with the AngioJet System, the Company has relied on its own estimates, as well as estimates based on data provided by physician consultants, presentations at medical industry conferences, peer-reviewed journal articles, security analyst publications, and publications by industry trade and consulting groups. In cases where little or no reliable data exists, relatively simple "rules of thumb" are used to estimate figures for statistics like worldwide patient incidence of certain conditions. We believe that the totality of these sources provides estimates that are directionally and relatively accurate, although the Company cannot guarantee their accuracy.

     The Company's marketing analysis indicates that the AngioJet System may be effective for the treatment of various blood clot-induced conditions throughout the vasculature. The following table shows the vascular territories and indications for which the AngioJet System may be used. In addition, the table indicates the annual incidences worldwide and the Company's estimated AngioJet System annual market potential.


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
(1) Marketed under March 1999 FDA approval.
(2) Marketed under April 2000 FDA approval.
(3) Marketed under December 1996 approval.
(4) In clinical trials.


     In April 2000, March 1999 and December 1996, the Company received Food and Drug Administration (FDA) clearances to commence U.S. marketing of the AngioJet System, for removal of blood clots in leg arteries, native coronary arteries and coronary bypass grafts and access grafts used by patients on kidney dialysis, respectively.

     During 1996 through 1998 the Company sponsored a randomized clinical trial, VeGAS 2, which compared the AngioJet System with the thrombolytic drug, urokinase, in the treatment of intracoronary thrombus. The AngioJet System proved to be medically safe and effective and cost-effective compared to urokinase. Cost savings averaged nearly $5,000 per patient. These results have been presented by physician investigators at major medical meetings and have been published in the October 2001 issue of the American Heart Journal, a peer reviewed publication.

     With respect to other FDA-approved indications, such as peripheral arteries, the Company believes that the AngioJet System offers a unique combination of clinical benefit and cost-effectiveness, when compared with current practices not using the AngioJet System. While the Company and some physicians have assembled considerable data demonstrating these cost-savings, it is noted that these savings have been documented only in non-randomized patient sets and not in randomized, clinical trials.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial (TIME
1) of the AngioJet System in the treatment of acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter could access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove clot from this territory. The review suggested changes to the protocol covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device, to improve the trackability, flexibility and efficacy profile. In May 2001, the FDA approved the re-start of patient enrollment in the TIME 1 clinical trial. TIME 1 will enroll up to 30 patients at up to eight centers in the U.S. to determine safety of the device for this indication.

     PERMA-SEAL(R) GRAFT. The Perma-Seal Graft is a self-sealing synthetic graft comprised of silicone elastomers, with a winding of polyester yarn encapsulated within its wall, and is manufactured using proprietary electrostatic spinning technology developed by the Company. The Perma-Seal Graft is implanted in kidney dialysis patients to provide necessary vascular access. The Company believes that its Perma-Seal Graft may offer advantages over currently used synthetic grafts because of its needle hole sealing capability. A randomized clinical trial comparing the Perma-Seal Graft to conventional Teflon(R) grafts showed that the Perma-Seal Graft provides access sites with minimal compression time and bleeding as compared to other currently available graft products and, as a result, reduced administrative time and the associated costs per patient. In addition, because of its ability to seal a needle puncture without depending on tissue ingrowth, the Perma-Seal Graft may provide an option for patients who require dialysis immediately after implant. The Company, however, recognizes that the market potential for this product is limited by its FDA-approved labeling, which limits it to use in dialysis patients requiring immediate access for hemodialysis. Due to the limited market potential for this product, the Company made a business decision to focus on the AngioJet System business. The assets associated with this business have been written off, and prior distribution agreements have been terminated. No additional sales are expected for fiscal 2002 and beyond.

     PERMA-FLOW(R) CORONARY BYPASS GRAFT. The Perma-Flow Graft is a synthetic graft 5mm in diameter for use as a synthetic coronary artery bypass graft
(CABG). The Perma-Flow Graft is intended to provide a graft alternative to patients who require bypass surgery but have insufficient or inadequate native vessels available for such use because of repeat procedures, trauma, disease or other factors. The market potential for this graft product was deemed smaller than our pre-development estimates. No sales are expected for fiscal 2002 and beyond. The assets associated with this business have been written off.

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


Research and Development

     The Company's research and development program for its existing products is focused primarily on clinical testing, obtaining necessary FDA product approvals and validating manufacturing processes for the AngioJet System.

     The Company's new product development efforts are focused primarily on developing additional designs and applications of the AngioJet Thrombectomy System, including neurovascular and large vessel applications and related products. The Company is also exploring AngioJet System applications for other blood clot conditions. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing process, conduct of clinical trials, and seeking and obtaining governmental approvals. The Company's research and development expenses are expected to stay at current levels or slightly increase as the Company continues its clinical trial and current product development plans.

     As of September 30, 2001, the Company employed approximately 19 full-time employees in research and development, including 15 in new product concept screening, prototype building, product and process development and validation, and four in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Coon Rapids, Minnesota, a suburb of Minneapolis, Minnesota. The Company spent $4.8 million, $5.5 million and $5.7 million in fiscal 2001, 2000 and 1999, respectively, on medical product research and development. AngioJet System research and development expense for fiscal 2001, 2000, and 1999 were $4.8 million, $5.5 million, and $4.4 million, respectively. Vascular graft research and development expense for fiscal 1999 was $1.3 million.


Manufacturing

     We assemble and test our entire product line in-house and have vertically integrated a number of processes in an effort to provide increased quality and reliability of the components used in the production process. Many of the processes are proprietary and were developed by the Company. The Company believes that as product and process improvements are identified, our ability to control costs and quality will improve. Raw materials, components and select subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources.

     Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice (GMP) compliance inspections by the FDA and TuV Product Services. TuV is a notified body designated by the European Union competent authorities (Ministries of Health) to determine whether a product can display the CE mark, necessary for marketing in the European Union. We have undergone inspections by the FDA for GMP compliance and the TuV each year since 1998. All Possis products currently carry the CE mark in the European Community.

     FDA inspections focus on GMP as defined in federal regulation 21 CFR 820. These regulations define standards for the manufacturing and quality systems used to produce medical devices. The FDA has conducted inspections of Possis Medical, Inc. at regular intervals since 1993, and prior to approval of some Possis Medical, Inc. marketing applications. Some of these inspections have identified deficiencies in our compliance with certain GMP requirements, including systems to address corrective and preventive actions, complaint processing, design and process validation, material defect trending and use of statistical techniques. Deficiencies found during the most recent inspection have been corrected and currently the Company is waiting for the FDA to review the corrective actions implemented. The risk of non-compliance includes seizure, injunction and/or civil penalties. The Company does not anticipate any adverse FDA action.


Marketing and Sales

     The Company markets its AngioJet System primarily to interventional cardiologists, interventional radiologists and vascular surgeons and secondarily to physician specialty groups, such as nephrologists and osteopaths. Revenue from AngioJet System sales in the United States was approximately 99%, 93%, and 91% of fiscal 2001, 2000, and 1999 revenue, respectively.

     The Company is currently marketing the AngioJet System for coronary applications, peripheral vessel and graft applications and hemodialysis graft thrombosis. The AngioJet System for stroke treatment will be marketed to interventional neuroradiologists; neurologists and interventional cardiologists as FDA marketing approvals are obtained.

     The AngioJet System is currently marketed by a direct sales force in the United States, consisting entirely of employees of Possis Medical, Inc.

     The Company is currently marketing its AngioJet System outside the United States using an independent distributor network. Generally, the distributorship agreements provide that the distributors, at their own expense, will investigate, negotiate and obtain regulatory approvals for the Company's products in the specified territory. All sales made to the Company's independent distributors are denominated in United States dollars.

     In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The distributor defaulted under the agreement by failing to comply with contractually obligated levels of product purchases and with payment schedules. In November 2000, the distributor indicated its desire to terminate the distribution agreement and return unsold product. The Company has settled all outstanding litigation with the Perma-Seal distributor, and has terminated the distribution relationship.

     Promotional activities by the Company are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. The Company believes that publications in medical journals and presentations at medical meetings are important to encourage broad acceptance of its products. Other marketing activities include medical journal advertising, participating in medical meetings, and supporting studies designed to gather cost effectiveness data of the Company's products compared to conventional treatment.

Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The patents held and applied for by the Company describe method and apparatus claims related to thrombectomy and atherectomy devices, as well as method and apparatus claims related to the design and use of synthetic vascular grafts. The Company no longer considers the graft patents as material to its business going forward. The Company holds ten United States patents and three foreign patents relating to the AngioJet System. Of the ten U.S. patents, seven were filed between 1990 and 1995 and are valid for seventeen years following issuance. Three of the AngioJet-related patents are valid for twenty years following their 1998 filing dates. In addition, the Company has thirteen United States and twenty-three foreign patent applications pending relating to the AngioJet System. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. Since many competitors are better capitalized, no assurance can be given that such competitors will not choose to test the existing patent protection by introducing competitive products which would then draw the Company into costly litigation, which would reduce its market penetration and strategic advantage.

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


Competition

     The Company's products will compete with a number of different products and treatment methods for the conditions they address. The Company believes that its AngioJet System will face intense competition from a variety of treatments for the ablation and removal of blood clots, including thrombolytic drug therapies, particulate capture systems, such as occlusion balloons, filters and combined systems, direct stenting, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that may currently be under development by other companies.

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

     The AngioJet(R) System is a device for the rapid, safe and effective removal of intravascular thrombus from native coronary vessels and saphenous vein grafts, kidney dialysis access grafts, and leg arteries. The AngioJet
System has a unique profile of safety, clinical effectiveness, and cost-effectiveness. In general, it competes against pharmacological dissolution of the thrombus using thrombolytics or glycoprotein IIb/IIIa inhibitors, mechanical removal using other devices, and against surgical revision of grafts. Drugs take time, do not work in a significant number of cases, have deleterious side effects and are expensive. Drugs are, however, easy to administer, particularly in an emergency room setting or in a community hospital that lacks interventional facilities. In general, drugs have the biggest market share among the set of procedures which constitute our potential markets.

     In the peripheral arteries, there is no other FDA-approved mechanical device. In the A-V access area, there are numerous mechanical devices, under many different trade names; no individual device has a dominant share of the market. This market is extremely price sensitive, so devices do not necessarily gain share because of improved performance and effectiveness alone.


Government Regulation

     Government regulation in the United States and other countries is a significant factor in both the Company's products and its activities, which are regulated by the U.S. FDA under a number of statutes, including the Food, Drug and Cosmetic ("FDC") Act.

     FDA regulations place the Company's products in either Class II or III (the highest level), based on the extent of both the pre-market approvals and post-market controls deemed necessary to assure that they are safe and effective. For example, Class II devices such as the AngioJet for AV access graft thrombectomy are subject to pre-market notification (510(k) submission) to the FDA, whereas AngioJet for treating coronary thrombus is subject to pre-market approval (PMA) by the FDA, and subsequent annual and other PMA supplement reporting requirements. While the FDA attempts to complete review of these different types of pre-market submissions within specific timeframes (90 days for a 510(k); 180 days for a PMA), final action by the FDA may take considerably longer. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations.

     In addition, either a 510(k) or PMA may require the inclusion of data and analyses from the conduct of investigational clinical trials. Generally, such clinical trials may be conducted only under an IDE (Investigational Device Exemption) approved by the FDA. The FDA monitors and oversees the conduct of clinical trials under an IDE. Such clinical trials typically take several years to conduct, and they can cost several million dollars. Many of the Company's products were the subject of such clinical trials in the past, and the Company expects that some of its future products will also require investigational clinical trials.

     The AngioJet Coronary catheter is a Class III device and is marketed in the U.S. under an approved PMA. The AngioJet AV-Access and Peripheral Arterial Thrombus catheters are Class II devices and are marketed in the U.S. under cleared 510(k) submissions.

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

     The AngioJet System received its first clearance for the U.S. market via a 510(k) premarket notification application approved by the FDA in December 1996, for use in treating thrombosed AV access grafts. In March 1999, the AngioJet System received FDA approval of a PMA for treating thrombus in coronary arteries and saphenous vein bypass grafts. In May 2000, the AngioJet System received FDA market clearance via another 510(k) premarket approval application for treating thrombus in leg arteries.

     The Perma-Seal Dialysis Access Graft was FDA-approved for marketing under a PMA in September 1998. The Perma-Flow Coronary Artery Bypass Graft was FDA-approved for marketing under an Humanitarian Device Exemption "HDE" in April 1998.

     The Company's manufacturing and quality systems are also subject to FDA regulations requiring compliance with the FDA's current Good Manufacturing
Procedures ("GMP"). The FDA conducts periodic on-site inspections of manufacturing facilities. The Company has successfully undergone several such inspections in the past. The Company is obliged to address any deficiency noted during such inspections. If the FDA notices violations of applicable regulations, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

     The Company conducts sales and marketing activities in various foreign countries. The time required to obtain approval to market a product in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Angiojet System displays the CE Mark, allowing import into the European Union. Approval to display the CE Mark is dependent, in part, on annual inspections by representatives of European regulatory bodies to successfully demonstrate compliance with the ISO 9001 Quality Standards.

     There  can  be  no  assurance   that  future   changes  in  regulations  or
interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

Employees

     As of September 30, 2001, the Company had 194 full-time employees, one part-time employee and five contract employees. Of these full-time employees, 19 are in research and development, 77 are in manufacturing and production, 12 are in quality systems, five are in facilities/maintenance, 64 are in sales and marketing and 17 are in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Item 2.  Properties:

     The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of controlled environment manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.


Item 3.  Legal Proceedings:

     None

Item 4.  Submission of Matters to a Vote of Security-Holders:

     None

                      EXECUTIVE OFFICERS OF THE REGISTRANT


       Name           Age                      Position

Robert G. Dutcher     56      Director, Chief Executive Officer and President

Eapen Chacko          53      Chief Financial Officer and Vice President,
                              Finance and Investor/Public Relations


Irving R. Colacci     48      Vice President, Legal Affairs and Human Resources
                              General Counsel and Secretary

James D. Gustafson    45      Vice President, Technology, Product Development
                              and Quality Systems

Shawn McCarrey        43      Vice President, U.S. Sales

T. V. Rao             58      Vice President, Marketing and Worldwide Sales

Robert J. Scott       56      Vice President, Manufacturing Operations


     Robert G. Dutcher served as Executive Vice President of the Company from June 1992 until October 1993 and has served as President, Chief Executive Officer and a director of the Company since October 1993.

     Eapen Chacko has served as Vice President of Finance and Investor/Public Relations and Chief Financial Officer since September 2000. Mr. Chacko joined the Company in September 1999 as Vice President of Investor/Public Relations. Before joining Possis Medical, Inc., Mr. Chacko had been Director of Investor Relations for Fingerhut Companies, Inc., a $2 billion catalog and Internet marketer, since March 1995.

     Irving R. Colacci has served as Secretary and Corporate Counsel of the Company since July 1988 and as Vice President, Legal Affairs and Human Resources, and General Counsel since December 1993.

     James D. Gustafson has served as Vice President of the Company since January 1, 1994 and has been responsible for Quality Assurance and Regulatory/Clinical Affairs for the Company since June 1993. In August of 2001, Mr. Gustafson assumed responsibility for the Company's technology and product development functions.

     Shawn F. McCarrey joined the Company as Director of U.S. Sales in December 1998, and became Vice President of U.S. Sales in April 2001. Prior to joining the Company, Mr. McCarrey served in a variety of sales positions with USCI, a subsidiary of C.R. Bard, Inc.

     T.V. Rao joined the Company in June 1998 as Vice President and General Manager of the AngioJet(R) System business, and currently holds the position of Vice President of Sales and Marketing. Prior to joining the Company, Mr. Rao served as Vice President of Sales and Marketing for Angeion Corporation from 1995 until 1998, Vice President of Brunswick Biomedical from 1994 to 1995, and Director of Product Management at Medtronic, Inc. from 1990 to 1994.

     Robert J. Scott has served as Vice President of Manufacturing Operations of the Company since December 1993.

                                     PART II

Item 5. Market for the Registrant's
        Common Equity and Related  Stockholder Matters:

     The Company had 1,510 common shareholders of record at July 31, 2001. The common stock is traded on The Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2001 and 2000 are presented below:

                                    2001               2000
                                High    Low        High    Low
         QUARTER:
           First              $ 8.88   $5.50      $12.50  $8.06
           Second               8.13    3.75       11.37   7.63
           Third                6.35    3.94       14.12   8.28
           Fourth              13.11    6.10        8.63   6.00


     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,


In Thousands Except per Share Data                              2001            2000          1999            1998            1997

INCOME STATEMENT DATA:
    Operating revenues..............................          $30,001        $ 20,552      $ 13,210        $  6,158        $  4,866
  Net income (loss):
    Continuing operations...........................           (3,304)        (10,590)      (12,021)        (11,969)         (8,608)
    Discontinued operations.........................             --              --            --              --               112
  Net income (loss) per common share -
          basic and diluted:
    Continuing operations..........                              (.20)           (.67)         (.90)           (.98)           (.71)
    Discontinued operations.........................             --              --            --              --               .01
  Weighted average shares outstanding -
         basic and diluted..........................           16,739          15,697        13,356          12,191          12,099

BALANCE SHEET DATA:
  Working capital...................................          $14,405        $ 16,788       $13,530         $16,598         $16,840
  Total assets......................................           22,009          25,004        19,821          23,897          22,423
  Long-term debt, excluding current maturities......             --                 7           100          11,493              10
  Shareholders' equity..............................           18,071          20,495        16,315           8,744          19,800


Item 7.  Management's  Discussion  and Analysis of Financial
         Condition and Results of Operations:



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. Initial operations consisted of design, manufacturing and sales of industrial equipment and a division that provided temporary technical personnel. The Company's involvement with medical products began in 1976. In 1990 the Company made the decision to focus on medical products and subsequently divested all non-medical operations.

     The Company operates in one business segment -- the manufacture and sale of medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     The Company generates revenue from the sale of its products. The resulting cash flow, together with the net proceeds from the Company's debt and equity offerings, has been used to fund the Company's operations, including research and development related to its products. Approximately 99% of fiscal 2001 revenues were from product sales in the United States. The importance of United States revenue generation is expected to continue for the foreseeable future.

Results of Operations

Fiscal Years Ended July 31, 2001, 2000 and 1999

     Total product sales for 2001 increased $9,449,000, or 46%, to $30,001,000 compared to $20,552,000 in 2000. Total product sales for 2000 increased $7,341,000, or 56%, to $20,552,000 compared to $13,211,000 in 1999. The Company recorded a net loss of $3,304,000, or $.20 per share, for 2001. This compared to a net loss of $10,590,000, or $.67 per share in 2000 and a net loss of $12,021,000, or $.90 per share in 1999.

Revenue - AngioJet System

     U.S. AngioJet System revenue for 2001 increased $10,400,000, or 54%, to $29,553,000 compared to $19,153,000 in 2000. U.S. AngioJet System revenue for 2000 increased $7,027,000 or 58%, to $19,153,000 compared to $12,126,000 in
1999. The Company markets the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit
(capital) that powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with additional labeling claims. During fiscal 2001 and 2000 the Company began U.S. marketing of three new catheters for the removal of blood clots in leg (peripheral) arteries; the XMI(TM)135 in March 2001, the Xpeedior(R)100 in May 2000 and the LF140 in April 2000. In addition, the Company received clearance to market the Company's Xpeedior 60 catheter for removal of blood clots from dialysis access grafts in April 2000.

     As of July 31, 2001 the Company had a total of 669 domestic AngioJet System drive units in the field, compared to 493 and 300 at the end of the previous two years. During fiscal 2001 the Company sold approximately 25,200 catheters and pump sets versus approximately 16,100 and 9,100 in fiscal 2000 and 1999, respectively. This represents a 57% and 77% increase in unit catheters sales from the previous years. During the fiscal years ended July 31, 2001, 2000 and 1999 the Company sold 160, 138 and 162 AngioJet System drive units, respectively. The increase in AngioJet System drive unit sales in fiscal 2001 from fiscal 2000 resulted from increase market penetration and the overall acceptance of the AngioJet System by physicians. The decrease in AngioJet System drive unit sales in fiscal 2000 from fiscal 1999 was due to cost constraints at U.S. hospitals related to the Balanced Budget Reform Act ("BBA") of 1997. The BBA mandated the removal of $17 billion from hospital operating budgets by the end of 2002 and $61 billion by 2010. Hospitals responded to this mandate by freezing or reducing expenditures in major cost centers such as the pharmacy, and by deferring purchases of capital equipment such as the AngioJet System drive unit. The extent of these cost constraints across hospitals and within departments of the same hospitals was not proportional, and depended on the unique revenue, cost and capital budget situation of the institution in question. The Company believes the BBA had an adverse affect on its AngioJet System drive unit sales and its competitors sales because of the pressure it put on hospitals to reduce expenditures. However, the Company does not have any data that allows it to calculate the amount of the adverse affect the BBA had on its competitors.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with five purchasing groups making it an approved vendor in order to accelerate orders and increase marketing penetration. These purchasing groups negotiate pre-determined discounts on the drive units and catheters for their member hospitals. Member hospitals are required, with some exceptions, to purchase products from approved vendors, such as the Company. The purchasing groups receive a marketing fee on their purchases from the Company. These discounts and marketing fees have been offset by the increase in sales with the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins or results due to these discounts and marketing fees.

     The  Company  expects  U.S.  AngioJet  System  sales  to  continue  to grow
primarily   through   obtaining   additional   Food  and   Drug   Administration
(FDA)-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.


     Foreign sales of the AngioJet System during fiscal 2001, 2000 and 1999 were $372,000, $393,000 and $491,000, respectively. The limited foreign sales are due to cost constraints in overseas markets. In foreign markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare (MHW). The Company has responded to questions from the MHW. The Company is expecting Japanese approval for coronary use of the AngioJet System in fiscal 2002.

     The Company believes that the treatment of blood clots in the coronary vessels, peripheral arteries, and vessels in the brain, are significant worldwide marketing opportunities for the AngioJet System.

Revenue - Vascular Grafts

     During fiscal 2001, 2000 and 1999, revenue from Perma-Seal(R) Dialysis Access Grafts was $75,000, $1,006,000 and $593,000, respectively. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The distributor defaulted under the agreement by failing to comply with contractually obligated levels of product purchases and with payment schedules. In November 2000, the distributor indicated its desire to terminate the distribution agreement and return unsold product. The Company has settled all outstanding litigation with the Perma-Seal distributor, and has terminated the distribution relationship. The settlement had no impact on the financial statements as the related accounts receivable balances had been appropriately written down in prior periods. No additional sales of Perma-Seal Dialysis Access Grafts are expected.

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

Cost of Medical Products

     Cost of medical products, compared to prior years, increased 16% and 27% in fiscal 2001 and 2000, respectively. The increases are primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $7,852,000 and $5,172,000 in fiscal 2001 and 2000, respectively, over the prior year. The gross margin percentage in fiscal 2001 was 61% compared to 51% and 40% in fiscal 2000 and 1999, respectively. The improvement in gross margins was driven by higher volumes of XMI and Xpeedior catheters that carry higher margins than the catheters they replaced and an improvement in the XMI 135 and LF140 product catheter mix in the year ended July 31, 2001. The Company believes that gross margins will continue to improve as product sales and related volumes continue to grow and as product and process improvements are made.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,166,000 and $4,442,000 in fiscal 2001 and 2000, respectively, as compared to prior periods. The primary factors for the expense increase for fiscal 2001 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased commission expense due to increased AngioJet System product sales, increased marketing fees for the national purchasing contracts, and increased computer and software depreciation. These expense increases were offset by the reduction in costs related to a work force reduction in January 2001, a 2001 Special Equity Compensation Program, discussed in the next paragraph, and a reduction in sales product demonstrations and samples. The primary factors for the expense increase for fiscal 2000 were increased sales and marketing expenses related to the establishment of a U.S. direct sales organization to sell the AngioJet System, increased commission expense due to increased AngioJet System product sales and increased marketing fees for the national purchasing contracts. The Company expects that the current U.S. sales force will be able to grow sales and service the customer base for the Company's AngioJet System through fiscal 2002.

     The Company issued stock option awards totaling 1,800,865 shares in fiscal 2001. In August 2000, stock option awards of 443,800 were issued that related to the Company's fiscal 2000 performance, since the fiscal 2000 year ended in July. In fiscal 2001, the Company was faced with two issues: 1) potential of additional dilutive financing due to the prospect of continuing losses, and 2) the hiring away of key employees by competitors. Consequently, 403,885 net stock option awards were issued to conserve cash and reduce expenses. These stock option awards reduced management and key employee cash compensation and sales commission by approximately $810,000. An additional 733,800 stock option awards were issued to retain management and key employees. Of the 733,800 stock option awards, 539,800 relate to fiscal 2001 performance stock option awards that are normally issued in August 2001, subsequent to fiscal 2001 year-end. Accelerating these awards was, in the opinion of management, a necessary and effective retention tool to ensure the continuity of business growth and the achievement of profitability goals.

Research and Development Expenses

     Research and development expense decreased 13% and 4% in fiscal 2001 and 2000, as compared to prior periods. The decrease in fiscal 2001 is due to the timing of outlays in different stages of development of new AngioJet System applications and related products. The decrease in 2000 was due mainly to the shutdown of graft product development. The reduction in graft product development was offset by an increase in development of new AngioJet System applications. The Company believes that research and development expense for AngioJet System applications will increase in fiscal 2002 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products.

Interest Income and Expense

     Interest income decreased $107,000 in fiscal 2001 from fiscal 2000 due to the use of cash to fund operations. Interest income increased $110,000 in fiscal 2000 from fiscal 1999 due to investment of the proceeds from the Company's $15 million private placement offering in March 2000 offset by the use of cash to fund operations. The Company expects interest income to decrease in fiscal 2002 due to expected declining market interest rates.

     Interest expense was $8,000, $9,000 and $381,000 for fiscal 2001, 2000 and 1999 respectively. The fiscal 2000 decrease over 1999 was due to the conversion of the Company's 5% convertible subordinated debentures into common stock in March 1999. The Company expects interest expense to stay at low levels in fiscal 2002 unless a line of credit through a bank is obtained. If a line of credit were obtained, the amount of increase in interest expense will be dependent upon how much was borrowed, the interest rate, and the length of time the borrowing was outstanding.

SELECTED QUARTERLY FINANCIAL DATA


                                                                 Fiscal Year Ended July 31, 2001
                                              -----------------------------------------------------------------------
                                                    First            Second            Third            Fourth
                                                   Quarter           Quarter          Quarter           Quarter
Product sales                                   $6,578,110        $6,947,017       $7,411,418        $9,064,002
Gross profit                                     3,463,064         3,993,346        4,864,771         5,943,113
Net income (loss)                               (2,371,960)       (1,598,409)          28,726           637,232
                                              =======================================================================

Basis and diluted
  income (loss) per share                       $    (0.14)       $    (0.10)      $     -           $     0.04
                                              =======================================================================

                                                                 Fiscal Year Ended July 31, 2000
                                              -----------------------------------------------------------------------
                                                    First            Second            Third            Fourth
                                                   Quarter           Quarter          Quarter           Quarter

Product sales                                   $4,513,189        $5,188,291       $4,500,184        $6,350,040
Gross profit                                     2,384,794         2,577,469        2,304,933         3,144,709
Net loss                                        (2,591,980)       (2,349,832)      (2,906,232)       (2,742,337)
                                              =======================================================================

Basis and diluted
  loss per share                                $    (0.17)       $    (0.16)      $    (0.18)       $    (0.16)
                                              =======================================================================



Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $9,516,000 at July 31, 2001 versus $12,971,000 at July 31, 2000.
The primary factors in the decrease was the cash used in funding operations of $2,755,000 and capital expenditures of $1,334,000 which was partially offset by cash received in connection with the issuance of stock and exercise of stock options of $638,000.

     During fiscal 2001, cash used in operating activities was $2,755,000, which resulted primarily from the $3,304,000 net loss, an expense reimbursement from a city government of $102,000, an increase in receivables of $1,328,000, and a decrease in trade accounts payable of $595,000, partially offset by non-cash charges, a decrease in inventories, and a increase in accrued liabilities totaling $2,638,000. The expense reimbursement from a city government of $102,000 relates to debt forgiven by the city government due the Company achieving minimum headcount employment objectives. The $1,328,000 increase in receivables was due to increase in revenue in fiscal 2001 as compared to fiscal 2000. The $595,000 decrease in trade accounts payable was due to timing of year-end payables, especially for software and computer upgrades. The decrease in inventories of $218,000 was due to the record sales, implementation of lean manufacturing initiatives and the write down of certain raw material inventories related to the LF140 catheter during the fourth quarter of fiscal 2001. Cash provided by investing activities was $22,545,000 of proceeds from the maturity of marketable securities, offset by purchase of marketable securities of $13,628,000 and the purchase of property and equipment of $1,334,000. Net cash provided by financing activities was $633,000, which resulted from the cash received in connection with the issuance of stock and exercise of stock options of $638,000.

     During fiscal 2000, cash used in operating activities was $8.8 million, which resulted primarily from the $10.6 million net loss and a $1.2 million increase in inventory, partially offset by non-cash charges, a decrease in receivables, and an increase in accounts payable totaling $3.0 million. The $1.2 million increase in inventories was due to the increase in the number of evaluation drive units in the field as of July 31, 2000 as compared to July 31, 1999 and due to the expected increase in future AngioJet System revenue. The $100,000 decrease in receivables was due to reduction in days sales outstanding for U.S. AngioJet System receivables as of July 31, 2000 as compared to July 31, 1999. The $1.0 million increase in accounts payable was due to the purchasing of software and computers toward the end of fiscal 2000. The capital expenditures were paid in August 2000. Cash used in investing activities was $10.8 million, which resulted from the purchase of marketable securities of $24.1 million and the purchase of property and equipment of $1.9 million, partially offset by the proceeds from the maturity of marketable securities of $15.2 million. Net cash provided by financing activities was $14.5 million, which resulted from the net proceeds of the $14 million private placement offering and the exercise of stock options of approximately $500,000.

     During fiscal 1999, cash used in operating activities was $11.9 million, which resulted primarily from the $12.0 million net loss, a $1.9 million increase in receivables and $366,000 decrease in accounts payable, partially offset by depreciation, amortization, stock compensation and an increase in accrued liabilities totaling $2.4 million. The $1.9 million increase in receivables was due to the significant increase in revenue in fiscal 1999 as compared to fiscal 1998. The $366,000 reduction in accounts payable was due to the timing of when payables are paid. The $788,000 increase in accrued liabilities was primarily due to the increase in accrued salaries, wages and commissions. The increase in accrued salaries, wages and commissions was due to the increase in personnel and in revenue in fiscal 1999 as compared to fiscal 1998. Cash used in investing activities was $700,000 which was used to purchase property and equipment. Net cash provided by financing activities was $7.9 million, which resulted from the net proceeds of a $6.7 million private placement offering, the exercise of stock warrants of $828,000 and the exercise of stock options of $417,000. As of March 1999, all of the 5% convertible subordinated debentures and related accrued interest totaling $12.3 million were converted into approximately 1.7 million shares of the Company's common stock at an average conversion price of $7.12 per share.

     The Company expects that revenue from the AngioJet System, primarily in the United States, will be in the range of $39 million to $44 million in fiscal 2002. Gross margin for fiscal 2002 is expected to be between 65% and 75% of total sales. The Company expects selling, general and administrative expenses to increase in fiscal 2002 due to anticipated growth in revenue. Research and development expenditures are expected to increase from the fiscal 2001 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products. The Company expects diluted earnings per share for fiscal 2002 in the range of $0.18-0.23, which is consistent with its previous guidance of basic earnings per share in the range of $0.20-0.25. The quarterly revenue progression should build steadily through the year, from a seasonal low in the first quarter, with the profile being affected by the timing of new product introductions as well as the timing of expenses related to marketing and clinical trials. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company expects to achieve these growth objectives without the need for external equity funding in fiscal 2002, although there can be no assurance that additional capital will not be obtained during that time.


Change of Control Plan

     On September 15, 1999, the Company's Board of Directors approved a Change in Control Termination Pay Plan that provides, at the discretion of the Board, salary and benefit continuation payments to executive officers and selected key management and technical personnel in the event they are terminated within 24 months of a change in control. At this time, the Board of Directors has committed to a three-year salary and benefit continuation for the Company's CEO and two-year salary and benefit continuations for certain other executive officers. In addition, the Company's other officers, key management and technical personnel are entitled to salary and benefit continuation benefits ranging in duration from six to 24 months. The Board of Directors has also recognized the potential for additional payments upon a change in control notwithstanding employment status following a change in control. These payments are described as Cash Bonus payments that are strictly at the discretion of the Board, are only to be awarded if the Company achieves "substantial growth" as determined by the Board in its discretion, and are based on the value of the Company at the time of the Change in Control and the Board's assessment of Company performance and growth. Cash awards are limited to senior executive officers and other key management personnel. The amount of the pool available for such payments is limited, in aggregate, to between one and four percent of the value of the Company at the time of the Change in Control, as measured based on revenue.


Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Form 10-K, contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relate to future events and financial performance, including future revenue, expense and earnings levels, and statements relating to the Company's ability to increase utilization rates of the AngioJet(R) System at existing customer accounts by increasing disposable sales, the ability to maintain manufacturing yields at acceptable levels, customer responses to the Company's marketing strategies, the ability to maintain and grow sales by effectively managing a U.S. sales force, the ability to achieve growing acceptance of the AngioJet System by selling more drive units, the ability to develop new products and bring them to market in a timely manner, the ability to protect its intellectual property, the ability to raise additional capital on acceptable terms, the ability to manage clinical and marketing trials which result in greater customer acceptance of the products and the ability to balance limited resources against an aggressive growth program. These statements involve risks and uncertainties, and consequently, actual results may vary materially from those projected in the forward-looking statements. It is not possible to foresee or identify all factors affecting the Company's future results and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties. A partial list of factors that may cause actual results to differ from the Company's forward-looking statements would include trends toward managed health care, health care cost containment, the trend of consolidation in the medical device industry, difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, changes in government laws and regulations and the enforcement thereof that may be adverse to the Company, the development of new products and compounds by competitors that may make our products obsolete, sudden restrictions in supply of key materials, and economic factors over which the Company has no control, including changes in inflation and interest rates. The Company competes against many larger, better capitalized competitors, both in the medical device and pharmaceutical industries. These and other risk factors set forth in the risk factors included in Exhibit 99 to the Company's Form 10-K for the year ended July 31, 2001 are filed with the Securities and Exchange Commission.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

     The Company invests its excess cash in money market mutual funds and short term commercial paper. The market risk on such investments is minimal.


     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of July 2001, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     At July 31, 2001, all of the Company's outstanding long-term debt carries interest at a fixed rate. There is no material market risk relating to the Company's long-term debt.


Item 8. Financial Statements and Supplementary Data:

INDEPENDENT AUDITORS' REPORT


To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the Company) as of July 31, 2001 and 2000 and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Minneapolis, Minnesota
August 31, 2001

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                     July 31, 2001             July 31, 2000
ASSETS

CURRENT ASSETS:..............................................
     Cash and cash equivalents (Note 1)......................                         $  9,515,751             $  4,053,429
     Marketable securities...................................                               --                    8,917,251
     Trade receivables (less allowance for doubtful
          accounts and returns of $659,000 and
          $672,000, respectively)............................                            4,268,114                2,940,497
     Inventories (Note 1):...................................                            4,216,629                5,100,338
     Prepaid expenses and other assets.......................                              342,995                  278,491
               Total current assets..........................                           18,343,489               21,290,006

PROPERTY AND EQUIPMENT, net (Notes 1 and 2)..................                            3,665,751                3,713,940

TOTAL ASSETS.................................................                          $22,009,240              $25,003,946



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:.........................................
     Trade accounts payable..................................                          $ 1,321,485             $  1,916,063
     Accrued salaries, wages, and commissions................                            1,532,912                1,603,061
     Current portion of long-term debt (Note 2)..............                               94,310                  179,949
     Other liabilities.......................................                              989,556                  802,989
              Total current liabilities......................                            3,938,263                4,502,062

LONG-TERM DEBT (Notes 1 and 2)...............................                                --                       7,279

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 4):
     Common stock-authorized, 100,000,000 shares
         of $0.40 par value each; issued and outstanding,
          16,822,023 and 16,700,942 shares, respectively.....                            6,728,809                6,680,377
     Additional paid-in capital..............................                           75,411,387               74,581,145
     Unearned compensation...................................                              (22,700)                 (24,809)
     Retained deficit........................................                          (64,046,519)             (60,742,108)
              Total shareholders' equity.....................                           18,070,977               20,494,605

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................                          $22,009,240              $25,003,946



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED JULY 31



                                                                               2001                2000                1999


Products sales (Note 8)...........................................        $30,000,547          $20,551,704         $13,210,479

Cost of sales and other expenses:
   Cost of medical products ......................................         11,736,253           10,139,799           7,970,865
   Selling, general and administrative............................         17,218,924           16,052,830          11,611,113
   Research and development.......................................          4,820,037            5,525,431           5,743,866
   Interest  .....................................................              8,240                9,377             381,179
         Total cost of sales and other expenses...................         33,783,454           31,727,437          25,707,023

Operating loss....................................................         (3,782,907)         (11,175,733)        (12,496,544)
Interest income...................................................            478,496              585,352             475,113

Net loss .........................................................        $(3,304,411)        $(10,590,381)       $(12,021,431)

Weighted assumed number of common shares
     outstanding - basic and diluted..............................         16,739,277           15,697,135          13,355,822


Net loss per common share - basic and diluted ....................              $(.20)               $(.67)              $(.90)



See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31


                                                                               2001                 2000                1999

OPERATING ACTIVITIES:
  Net loss ..............................................................  $(3,304,411)         $(10,590,381)       $(12,021,431)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation...........................................................    1,950,533             1,195,848           1,035,105
  Stock compensation expense.............................................      196,199               271,534             341,462
  Expense reimbursement from city government.............................     (101,938)                 --                  --
  Writedown due to impairment of assets..................................       87,582               338,922                --
  Loss on disposal of assets.............................................        8,564                 6,345               4,312
  Amortization...........................................................         --                  72,000             204,077
  (Increase) decrease in trade receivables...............................   (1,327,617)              122,814          (1,915,748)
  Decrease (increase) in inventories.....................................      217,959            (1,230,513)            (58,002)
  (Increase) decrease in other current assets............................      (64,504)              (30,584)             65,251
  (Decrease) increase in trade accounts payable..........................     (594,578)            1,036,890            (366,379)
  Increase (decrease) in accrued and other current liabilities...........      177,499               (10,489)            787,795
     Net cash used in operating activities...............................   (2,754,712)           (8,817,614)        (11,923,558)
INVESTING ACTIVITIES:
  Proceeds from sale/maturity of marketable securities...................   22,545,000            15,205,000                --
  Purchase of marketable securities......................................  (13,627,749)          (24,122,251)               --
  Additions to property and equipment....................................   (1,334,142)           (1,851,510)           (693,398)
  Proceeds from sale of fixed assets.....................................        1,402                13,192              16,656
  Net cash provided by (used in) investing activities....................    7,584,511           (10,755,569)           (676,742)
FINANCING ACTIVITIES:
  Proceeds from issuance of stock and exercise
    of options and warrants..............................................      637,941            14,480,598           7,926,761
  Proceeds from notes payable and long-term debt.........................         --                    --                21,074
  Repayment of long-term debt............................................       (5,418)               (4,990)            (14,069)
  Deferred debt issue costs..............................................         --                    --               (24,255)
    Net cash provided by financing activities............................      632,523            14,475,608           7,909,511
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................    5,462,322            (5,097,575)         (4,690,789)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................    4,053,429             9,151,004          13,841,793
CASH AND CASH EQUIVALENTS AT END OF YEAR.................................   $9,515,751          $  4,053,429        $  9,151,004
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid............................................................   $    1,677          $      1,235        $      1,643
Accrued payroll taxes related to restricted stock........................       46,643                18,080              83,230
Issuance of restricted stock.............................................       23,900                59,000              20,250
Inventory transferred to fixed assets....................................         --                  23,280              32,201
Cancellation of restricted stock.........................................         --                   1,977              40,381
Conversion of subordinated debentures and accrued--
  interest into common stock.............................................         --                    --            12,346,174
Deferred debt issue costs and original issue discount
  netted against conversion of subordinated debentures...................         --                    --             1,371,122
Issuance of stock to settle litigation...................................         --                    --               225,000

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY


                                                                                     Unearned
                                            Common Stock           Additional         Stock
                                        Number of                   Paid-in           Compen-       Retained
                                         Shares        Amount       Capital           sation         Deficit            Total

BALANCE AT JULY 31, 1998...........    12,218,622    $4,887,449    $42,476,257       $(489,060)    $(38,130,296)     $ 8,744,350
    Employee stock purchase plan...        19,881         7,952        106,181            --               --            114,133
    Stock options issued to
      directors and physicians
      (Note 4).....................          --            --           54,349            --               --             54,349
    Stock options exercised........        66,200        26,480        276,687            --               --            303,167
    Stock grants...................         2,500         1,000         11,250         (20,250)            --             (8,000)
    Unearned stock compensation
      amortization.................          --            --             --           327,462             --            327,462
    Litigation settlement..........        22,785         9,114        215,886            --               --            225,000
    Stock retired..................       (12,814)       (5,126)        55,976          40,381             --             91,231
    Warrants exercised.............       120,000        48,000        780,000            --               --            828,000
    Debentures converted...........     1,733,334       693,334     10,281,718            --               --         10,975,052
    Private placement
       stock offering..............       827,852       331,141      6,350,319            --               --          6,681,460
    Net loss.......................          --            --             --              --        (12,021,431)     (12,021,431)
BALANCE AT JULY 31, 1999...........    14,998,360     5,999,344     60,608,623        (141,467)     (50,151,727)      16,314,773
    Employee stock purchase plan...        51,999        20,800        270,180            --               --            290,980
    Stock options issued to
      directors and physicians
      (Note 4)                               --            --           97,853            --               --             97,853
    Stock options exercised                58,682        23,473        147,634            --               --            171,107
    Stock grants...................         5,000         2,000         37,000         (59,000)            --            (20,000)
    Unearned stock compensation
      amortization.................          --            --             --           173,681             --            173,681
    Stock retired..................        (7,148)       (2,860)        38,963           1,977             --             38,080
    Private placement
       stock offering..............     1,594,049       637,620     13,380,892            --               --         14,018,512
    Net loss.......................          --            --             --              --        (10,590,381)     (10,590,381)
BALANCE AT JULY 31, 2000...........    16,700,942     6,680,377     74,581,145         (24,809)     (60,742,108)      20,494,605
    Employee stock purchase plan...        52,493        20,997        160,128            --               --            181,125
    Stock options issued to
      directors and physicians
      (Note 4).....................          --            --          170,190            --               --            170,190
    Stock options exercised........        72,127        28,851        427,965            --               --            456,816
    Stock grants...................         5,000         2,000         13,500         (23,900)            --             (8,400)
    Unearned stock compensation
      amortization.................          --            --             --            26,009             --             26,009
    Stock retired..................        (8,539)       (3,416)        58,459            --               --             55,043
    Net loss.......................          --            --             --              --         (3,304,411)      (3,304,411)
BALANCE AT JULY 31, 2001...........    16,822,023    $6,728,809    $75,411,387        $(22,700)    $(64,046,519)     $18,070,977

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business Possis Medical, Inc. is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 45 years. In 1990 the Company decided to focus on medical products and changed its name to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. Possis Medical received AngioJet Rheolytic Thrombectomy System U.S. marketing approval for use in arterio-venous (AV) access hemodialysis grafts in December 1996, for use in native coronary arteries and coronary bypass grafts in March 1999, and for use in leg arteries in April 2000.

     The Company's thrombectomy products utilize new technology and the production processes, and production equipment used to manufacture them are unique and have been designed and constructed by Company employees. In addition, the medical device industry is subject to the laws and oversight of the United States Food and Drug Administration as well as non-U.S. regulatory bodies in countries where the Company does business.

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

     Marketable Securities During 2001 and 2000 the Company invested in commercial paper with original maturities of less than six months. These instruments are classified as held to maturity and carried at amortized cost, which approximates fair value.

     Inventories Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances at July 31 were as follows:

                                            2001                2000

                 Finished goods          $1,935,590          $2,107,677
                 Work-in-process          1,432,536           1,551,524
                 Raw materials              848,503           1,441,137
                                         $4,216,629          $5,100,338

     Property and Equipment Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives at July 31 were as follows:

                                         2001           2000         Life
   Leasehold improvements             $1,454,833     $1,363,902    10 years
   Equipment                           6,814,596      5,688,540    3-10 years
   Assets in construction                255,502        305,474      N/A
                                       8,524,931      7,357,916
   Less accumulated depreciation       4,859,180      3,643,976
   Property and equipment - net       $3,665,751     $3,713,940



     Deferred Debt Issue Costs Deferred debt issue costs were being amortized on a straight-line basis over six years, based on the term of the 5% convertible subordinated debentures due 2004. In fiscal 1999, all of the 5% convertible subordinated debentures were converted into the Company's common stock. All unamortized deferred debt issue costs were offset against equity.

     Goodwill Goodwill was being amortized on a straight-line basis over 13-1/2 years, based on the remaining life of patent rights related to the Perma-Flow Graft acquired in 1988. As of July 31, 2000, the value of goodwill was determined to be impaired, and the remaining balance of $125,922 was written off as of July 31, 2000.

     Impairment of Long-Lived Assets Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized, based on the difference between the carrying value and the discounted cash flows of an asset, when the estimated future undiscounted cash flows from the asset are less than the carrying value of the asset. In fiscal 2001, the Company wrote down $87,582 of a fixed asset (included in selling, general and administrative expense). The value of this fixed asset was determined to be impaired due to the unlikely continued use of this fixed asset. The Company wrote the asset down to net realizable value. In fiscal 2000, the Company wrote down $213,000 of fixed assets (included in cost of goods sold) and $125,922 of goodwill (included in selling, general and administrative expense) related to the Company's vascular graft business. The value of these vascular assets was determined to be impaired due to the reduction of sales by the Company's vascular graft distributor.

     Income  Taxes The  Company  accounts  for income  taxes under SFAS No. 109,
"Accounting for Income Taxes." Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the variances between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance to reflect the possibility that some portion or all of the deferred tax assets may not be realized.

     Original Issue Discount Original issue discount was being amortized on a straight-line basis over six years, based on the term of the 5% convertible subordinated debentures due 2004. The original amount of $600,000 was the value associated with the detachable stock warrants issued in conjunction with the convertible subordinated debentures. In fiscal 1999, all of the 5% convertible subordinated debentures were converted into the Company's common stock. All unamortized original issue discount was offset against equity.

     Revenue Recognition Revenues associated with products that are already maintained at customer locations are recognized when the Company receives a valid purchase order from the customer. At this time ownership and risk of loss is transferred to the customer. Revenues associated with products that are not maintained at the customer locations are recognized when a valid purchase order is received and the products are received at the customer's location. At this time title and risk of loss is transferred to the customer. Provisions for returns are provided for in the same period the related revenues are recorded.

     Shipping and Handling For fiscal 2001, the Company adopted Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Costs." EITF 00-10 requires all amounts billed to customers in a sales transaction related to shipping and handling to be classified as product sales. The Company records costs related to shipping and handling in cost of medical products. Prior period product sales and cost of medical products have been adjusted for this change, which had no effect on previously reported net losses.

     Fair Value of Financial Instruments Marketable securities are carried at fair value. The carrying value of all other financial instruments, except long-term debt, approximates fair value due to the short-term nature of the instrument. The carrying value of long-term debt approximates fair value due to the fixed interest rates being consistent with current market rates of interest.

     Loss Per Share Loss per share for 2001, 2000 and 1999 is computed by dividing the net loss by the weighted average number of common shares outstanding. Warrants and options representing 3,826,089, 2,549,264 and 1,882,288 shares of common stock at July 31, 2001, 2000 and 1999, respectively, have been excluded from the computations because their effect is antidilutive.

     Reclassifications Certain reclassifications have been made to the fiscal 2000 and 1999 financial statements to conform to the presentation used in the fiscal 2001 financial statements. The reclassifications had no effect on shareholders' equity or net losses as previously reported.

     Derivative Instruments and Hedging Activities In fiscal 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

2.  LONG-TERM DEBT

     Long-term debt at July 31, 2001 and 2000 is as follows:

                                                                                                 2001            2000

     Note payable, interest at 4.5%, interest and principal due June
         1999 and August 2001, collateralized by the Company's equipment................     $ 87,500           $ 175,000
     Notes payable - other .............................................................        6,810              12,228
                                                                                               94,310             187,228
     Less current maturities............................................................       94,310             179,949
                                                                                             $   --             $   7,279



     In fiscal 2001, the Company's note payable and accrued interest to a city government in the amount of $101,938 was forgiven. The note payable and accrued interest were forgiven due to achieving minimum headcount employment objectives with the city government.

     In August 2002, the Company's note payable and accrued interest to a city government in the amount of $83,538 was forgiven. The note payable and accrued interest were forgiven due to maintaining minimum headcount employment objectives with the city government.

3.  INCOME TAXES

     At July 31, 2001, the Company had net operating loss carryforwards of approximately $58,510,000 for federal tax purposes, which expire in 2003 through 2021, and $16,785,000 for Minnesota tax purposes, which expire in 2003 through 2016.

     In addition, at July 31, 2001, the Company has approximately $2,450,000 and $663,000 in federal and state tax credits, respectively, substantially all of which are research and development tax credits, which expire from 2002 through 2016, and a $65,182 AMT credit which does not expire.


     Deferred tax assets and liabilities as of July 31, 2001 and 2000 are described in the table below. The Company has reduced its net deferred tax assets to zero through a valuation allowance due to the uncertainty of realizing such assets:


                                                                                       2001                  2000
     Current assets (liabilities):
     Allowance for doubtful accounts and returns.........................        $    337,000          $    262,000
     Inventory...........................................................             220,000               365,000
     Employee compensation and benefits..................................             119,000               286,000
     Other  .............................................................              82,000                35,000
                                                                                      758,000               948,000
     Valuation allowance.................................................            (758,000)             (948,000)
     Net    .............................................................        $       --            $       --


     Long-term assets:
     Net operating losses................................................        $ 21,133,000          $ 19,917,000
     Amortization of patents.............................................             502,000               407,000
     Tax credits.........................................................           3,048,000             2,674,000
     Depreciation........................................................            (132,000)            ( 208,000)
                                                                                   24,551,000            22,790,000
     Valuation allowance.................................................         (24,551,000)          (22,790,000)
     Net    .............................................................        $       --            $       --


     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2001, 2000 and 1999 as follows:


                                                                              2001                 2000                1999
     Tax benefit on loss from
        continuing operations computed at
        statutory rate of 34%................................             $(1,123,000)         $(3,601,000)        $(4,087,000)
     Decrease in tax benefit due to non-recognizable
        benefits of net operating loss
        carry-forwards and others............................               1,123,000            3,601,000           4,087,000
     Total income tax expense................................             $      --            $      --           $      --


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

     Stock Options In December 1999, the Company established the 1999 Stock Compensation Plan (the 1999 Plan), which replaced the 1992 Stock Compensation Plan (the 1992 Plan). The 1992 Plan replaced the 1985 and 1983 plans. Although the 1992, 1985 and 1983 plans remain in effect for options outstanding, no new options may be granted under these plans.

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

     At July 31, 2001, there were 3,246,061 shares reserved for outstanding options under all plans and 491,819 shares available for granting of options under the 1999 Plan.

     In fiscal 2001, 2000 and 1999, the Company granted 40,289, 13,609 and 11,477 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. Fiscal 2001 and 2000 options were granted under the 1999 Plan. Fiscal 1999 options were granted under the 1992 Plan. These options vest six months after date of grant and expire not more than ten years from date of grant. The expense associated with compensatory options to outside directors were approximately $89,000, $55,000, and $40,000 for the years ended July 31, 2001, 2000, and 1999, respectively.

     In fiscal 2001, 2000 and 1999, the Company granted 13,000, 5,000 and 6,000 compensatory options, respectively, to various physicians in lieu of cash payments for services. The Company's policy is to treat these options under variable plan accounting in accordance with SFAS No. 123 and related Emergency Issues Task Force Issues. These options were granted under the 1999 and 1992 Plans and vest ratably over a six month to a four year period and expire not more than ten years from date of grant. The expense associated with non-employee options was approximately $81,000, $43,000 and $14,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

     A summary of changes in outstanding options for each of the three years ended July 31, 2001 follows:

                                                                       2001                    2000                   1999
     Shares under option at
        beginning of year..............................               1,969,236               1,621,070              1,443,571
     Options granted...................................               1,800,865                 586,109                460,877
     Options exercised.................................                 (72,127)                (58,682)               (66,200)
     Options canceled..................................                (451,913)               (179,261)              (217,178)
     Shares under option at end of year................               3,246,061               1,969,236              1,621,070
     Shares exercisable at end of year.................               1,009,283               1,011,298                859,866



     Stock option weighted average exercise prices during fiscal 2001, 2000 and 1999 are summarized below:

                                                             2001        2000        1999
     Outstanding at beginning of year..................... $10.43      $10.89      $12.10
     Granted..............................................   5.19        8.97        7.79
     Exercised............................................   6.33        3.53        5.72
     Canceled.............................................  10.27       12.56       13.98
     Outstanding at end of year...........................   7.54       10.43       10.89


     The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2001:


                                                Weighted
                                                 Average
         Range of                               Remaining            Weighted                             Weighted
         Exercise            Shares          Contractual Life         Average            Shares            Average
          Price           Outstanding            in Years         Exercise Price       Exercisable       Exercise Price
          $ 1 - 6          1,293,816               9.04              $  4.27              259,013          $  4.84
            6 - 12         1,433,983               7.69                 7.73              289,644             9.35
           12 - 17           383,962               5.68                14.13              326,341            14.15
           17 - 21           134,300               5.15                18.18              134,285            18.18


     In fiscal 1999, the Company granted 2,500 shares of restricted stock to employees under the terms of the 1992 Plan, which vest 1,250 shares each year in fiscal 2000 and 2001. Approximately $8,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $20,250 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 2000, the Company granted 3,000 shares of restricted stock to an employee under the terms of the 1992 Plan, which vest 1,500 shares each year in fiscal 2000 and 2001 and 2,000 shares of restricted stock to an employee under the terms of the 1999 Plan which vest in fiscal 2001. Approximately $20,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $59,000 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 2001, the Company granted 5,000 shares of restricted stock to an employee under the terms of the 1999 Plan, which vest 2,500 shares each year in fiscal years 2002 and 2003. The fair market value of the restricted shares was approximately $61,000 as of July 31, 2001. Approximately $8,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employee will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employee, unvested shares are forfeited. Unearned compensation of approximately $24,000 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 2001, 2000 and 1999, total compensation expense of $26,009, $173,681 and $327,462, respectively, were recognized on these restricted stock grants.

     Effective August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1999 and 1992 Plans because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant except as noted previously in this note. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during fiscal 2001, 2000 and 1999, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                              2001                      2000                         1999
         Net loss:
           As reported..................................   $(3,304,411)             $(10,590,381)             $(12,021,431)
           Pro forma....................................    (7,184,411)              (13,283,866)              (14,312,062)

         Loss per share - basic and diluted:
           As reported..................................   $      (.20)             $       (.67)             $       (.90)
           Pro forma....................................          (.43)                      (.85)                   (1.07)


     The fair value of options granted under the various option plans during fiscal 2001, 2000, and 1999 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:


                                                                          2001                   2000                 1999
         Dividend yield.......................................              None                   None                 None
         Expected volatility..................................               82%                    85%                  78%
         Risk-free interest rate..............................                3%                   6.0%                 5.5%
         Expected life of option..............................           120 mo.                120 mo.              120 mo.
         Fair value of options on grant date..................        $8,647,857             $4,362,357           $2,964,817


     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 2001. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for any sixty consecutive calendar days.

     On September 15, 1994, warrants to purchase 120,000 shares of common stock at $6.90 per share were issued to John G. Kinnard & Company in conjunction with the Company's September 1994 public stock offering. In November 1998, these warrants were exercised.

     In July 1998, the Company issued to various investors 110,640 stock purchase warrants in conjunction with a private placement of convertible debentures. These warrants expire on July 15, 2002 and are exercisable into common stock at $15.58 per share. As of July 31, 2001, all such warrants were outstanding and unexercised.

     In May and June 1999, the Company issued 106,509 and 17,669 warrants, respectively, to various investors in conjunction with the Company's private placement offering. These warrants expire in May and June 2003 and are exercisable into common stock at $11.43 and $11.69, respectively. As of July 31, 2001, all such warrants were outstanding and unexercised.

     In March 2000, the Company issued 318,810 warrants to various investors in conjunction with the Company's private placement offering. These warrants expire in March 2004 and are exercisable into common stock at $12.67. As of July 31, 2001, all such warrants were outstanding and unexercised.


     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 52,493 shares in fiscal 2001, 51,999 shares in fiscal 2000 and 19,881 shares in fiscal 1999 under this Plan.


5.       401 K PLAN

     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2001, 2000 and 1999 were $250,179, $260,482 and
$208,563, respectively.

6.       RELATED PARTY TRANSACTIONS

     A Director of the Company at times performs outside legal services for the Company. During fiscal 2001, 2000 and 1999 the amount of these services were approximately $74,000, $1,000 and $9,000, respectively. A Director of the Company is a Principal of an investment banking firm that performed services for the Company and which received fees of $925,000 during fiscal year 2000 in connection with a private placement financing by the Company.


7.  COMMITMENTS AND CONTINGENCIES

     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in 2006. The lease can be canceled by either party with notice and payment of a termination fee.

     The Company is also leasing a sales office under an operating lease that expires in 2002. The future annual rentals on this operating lease are approximately $14,000 per year through 2002.

     Total rental expense charged to operations was $257,574, $259,969 and $242,824 for the years ended July 31, 2001, 2000, and 1999, respectively.

     Future minimum payments under the non-cancelable operating leases at July 31, 2001 were:


           Year Ended
            July 31                                       Amount
             2002                                      $  256,000
             2003                                         242,000
             2004                                         242,000
             2005                                         242,000
             2006                                         242,000
             Total minimum lease payments              $1,224,000



8.  SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment, the design, manufacture and distribution of cardiovascular and vascular medical devices. The Company evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2001, 2000 and 1999 are as follows:


                                           2001           2000           1999

       United States................   $29,628,777    $20,158,934    $12,719,300
       Outside the United States....       371,770        392,770        491,179
       Total revenues...............   $30,000,547    $20,551,704    $13,210,479



     In fiscal 2001, 2000 and 1999 there were no individual customers with sales exceeding 10% of total revenues.

9.  PRODUCT SUPPLY AND DISTRIBUTION AGREEMENTS

     In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The distributor defaulted under the agreement by failing to comply with contractually obligated levels of product purchases and with payment schedules. In November 2000, the distributor indicated its desire to terminate the distribution agreement and return unsold product. The Company has settled all outstanding litigation with the Perma-Seal distributor, and has terminated the distribution relationship. The settlement had no impact on the financial statements.


Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure:

     During fiscal 2000 and 2001, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

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


Item 11.  Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 2001 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading "Common Stock Ownership" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions:

     Information regarding related party transactions is contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 2001 and 2000
     Consolidated Statements of Operations for each of the three years in the period ended July 31, 2001
     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2001.
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2001.
     Notes to Consolidated Financial Statements

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

 Exhibit  Form        Date Filed                      Description

   3.1    10-K     Fiscal year ended  Articles of incorporation as amended
                   July 31, 1994      and restated to date

   3.2    10-K     Fiscal year ended  Bylaws as amended and restated
                   July 31, 1999      to date

   4.1    8-A      December 13,       Rights agreement, dated December 12,
                   1996               1996, between the Company and
                                      Norwest Bank Minnesota N.A., as
                                      rights agent

   4.2    8-K      July 24, 1998      Form of Redeemable Warrant to
                                      purchasers of the Convertible
                                      Debt dated July 15, 1998

   4.3    10-K     November 23,       Debenture Agreement with St. Paul
                   1966               Fire and Marine Company and
                                      Western Life Insurance Company
                                      and form of debenture rates and warrants

   4.4    8-K      May 12, 1999       Form of Warrant to investors of the
                                      Purchase  Agreement dated May 11, 1999

   4.5    8-K      March 14, 2000     Private placement Purchase Agreement
                                      dated March 6, 2000 between the Company
                                      and the investors listed therein.

   4.6    8-K      March 14, 2000     Registration Rights Agreement between the
                                      Company and the investors in the Purchase
                                      Agreement dated March 6, 2000.

   4.7    8-K      March 14, 2000     Form of Warrant to investors of the
                                      Purchase Agreement dated March 6, 2000

   10.1   S-2      Amendment No.1     License agreement with Imperial
                   August 9, 1994     Chemical Industries Plc., dated
                                      April 15, 1991

   10.2   S-2      Amendment No. 1    License agreement with the University
                   August 9, 1994     of Liverpool, dated May 10, 1990

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

*  10.9   10-K     Fiscal year ended  Form of restricted stock agreement
                   July 31, 1993      for officers (1992 Plan)

*  10.10  10-K     Fiscal year ended  Form of nonqualified stock option
                   July 31, 1993      agreement for officers (1992 Plan)

*  10.11  10-K     Fiscal year ended  Form of incentive stock option
                   July 31, 1993      agreement for officers (1992 Plan)

*  10.12  10-K     Fiscal year ended  Form of nonqualified stock option
                   July 31, 1993      agreement for 1992 directors' fees
                                      (1992 Plan)

   10.13  10-Q     Quarter ended      Lease agreement for corporate
                   January 31, 1996   headquarters and manufacturing
                                      facility dated December 15, 1995

*  10.14  10-K     Fiscal Year ended  Change in Control Termination
                   July 31, 2001      Pay Plan - Amended  effective April
                                      3, 2001

*  10.15  10-K     Fiscal year ended  1999 Stock Compensation Plan
                   July 31, 1999

   21     10-K     Fiscal year ended  Subsidiaries of registrant
                   July 31, 1995

   23     10-K     Fiscal year ended  Consent of independent certified
                   July 31, 2001      public accountants

   99     10-K     Fiscal year ended  Investment risk factors
                   July 31, 2001

* Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended July 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.

by: /s/ Eapen Chacko
        Eapen Chacko
        Vice President of Finance and
        Chief Financial Officer

Dated:  October 26, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                         Title                        Date

/s/ Donald C. Wegmiller        Chairman of the Board           October 26, 2001
Donald C. Wegmiller


/s/ Robert G. Dutcher          Director, President and         October 26, 2001
Robert G. Dutcher              Chief Executive Officer


/s/ Eapen Chacko               Vice President of Finance       October 26, 2001
Eapen Chacko                   Chief Financial Officer


/s/ Dean Belbas                Director                        October 26, 2001
Dean Belbas


/s/ Seymour J. Mansfield       Director                        October 26, 2001
Seymour J. Mansfield


/s/ Whitney A. McFarlin        Director                        October 26, 2001
Whitney A. McFarlin


/s/ William C. Mattison, Jr.   Director                        October 26, 2001
William C. Mattison, Jr.


/s/ Rodney A. Young            Director                        October 26, 2001
Rodney A. Young


/s/ Mary K. Brainerd           Director                        October 26, 2001
Mary K. Brainerd

                                                                 SCHEDULE II

                              POSSIS MEDICAL, INC.



VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2001, 2000 AND 1999



       Column A                                  Column B              Column C            Column D                Column E


                                                                      Additions
                                                 Balance at           Charged to
                                                 Beginning            Costs and           Deductions               Balance at
        Description                               of Year             Expenses            Write-offs               End of Year
Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 2001                      $    672,000           $1,297,000           $1,310,000           $     659,000
Year ended July 31, 2000                           489,000              502,000              319,000                 672,000
Year ended July 31, 1999                           150,000              584,000              245,000                 489,000



Valuation allowance on
deferred tax asset:

Year ended July 31, 2001                       $23,738,000           $1,571,000          $       --              $25,309,000
Year ended July 31, 2000                        20,003,000            3,735,000                  --               23,738,000
Year ended July 31, 1999                        14,915,000            5,088,000                  --               20,003,000


                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 14(a)3

                                  EXHIBIT INDEX
Exhibit
Number                              Description


10.14  Change in Control Termination Pay Plan - Amended effective April 3, 2001

23     Consent of independent certified public accountants

99     Investment risk factors