Form 10-Q
period 2001-10-31
POSSIS MEDICAL INC
filed 2001-12-03
CIK 79677

________________________


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 2001


                          Commission File Number 0-944


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555

     A Minnesota Corporation              IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of November 27, 2001 was 16,952,283.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                       PAGE


PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

             Consolidated Balance Sheets, October 31, 2001
             and July 31, 2001...................................          3

             Consolidated Statements of Operations for the three
             months ended October 31, 2001 and 2000..............          4

             Consolidated Statements of Cash Flows for the
             three months ended October 31, 2001 and 2000 .......          5

             Notes to Consolidated Financial Statements..........          6-7

  ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................          8-12

  ITEM 3.  Quantitative and Qualitative Disclosure about
             Market Risks .......................................          12



PART II.   OTHER INFORMATION


  ITEM 6.  Exhibits and Reports on Form 8-K......................          13
             SIGNATURES..........................................          14

     ITEM 1. FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           October 31, 2001            July 31, 2001
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................     $11,368,075              $ 9,515,751
  Trade receivables (less allowance for doubtful
    accounts and returns of $648,000 and
    $659,000, respectively)..............................................       4,337,876                4,268,114
  Inventories............................................................       4,154,783                4,216,629
  Prepaid expenses and other assets......................................         200,658                  342,995
         Total current assets.............................................     20,061,392               18,343,489

PROPERTY AND EQUIPMENT, net..............................................       3,605,193                3,665,751

TOTAL ASSETS.............................................................     $23,666,585              $22,009,240

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable.................................................     $ 1,168,974              $ 1,321,485
  Accrued salaries, wages, and commissions...............................       1,686,100                1,532,912
  Current portion of long-term debt......................................            --                     94,310
  Other liabilities......................................................       1,137,218                  989,556
        Total current liabilities........................................       3,992,292                3,938,263

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares
    of $0.40 par value each; issued and outstanding,
    16,906,615 and 16,822,023 shares, respectively.......................       6,762,646                6,728,809
  Additional paid-in capital.............................................      76,033,038               75,411,387
  Unearned compensation..................................................         (13,400)                 (22,700)
  Retained deficit.......................................................     (63,107,991)             (64,046,519)
        Total shareholders' equity.......................................      19,674,293               18,070,977

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................     $23,666,585              $22,009,240



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                  2001                     2000
Product sales............................................................     $ 9,585,268              $ 6,578,110
Cost of sales and other expenses:
   Cost of medical products..............................................       2,999,982                3,115,045
   Selling, general and administrative...................................       4,689,465                4,518,427
   Research and development..............................................       1,031,320                1,487,507
        Total cost of sales and other expenses...........................       8,720,767                9,120,979
Operating income (loss)..................................................         864,501               (2,542,869)
Interest income..........................................................          74,027                  170,911
Net income (loss)........................................................     $   938,528              $(2,371,958)

Weighted average number of common shares
  assumed outstanding:
   Basic.................................................................      16,858,181               16,700,527
   Diluted...............................................................      18,260,374               16,700,527

Net income (loss) per common share:
   Basic.................................................................            $.06                    $(.14)
   Diluted...............................................................            $.05                    $(.14)



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                   2001                    2000
OPERATING ACTIVITIES:
Net income (loss)........................................................     $   938,528              $(2,371,958)
Adjustments to reconcile net income (loss) to net
  Cash provided by (used in) operating activities:
     Depreciation........................................................         508,159                  444,316
     Stock compensation expense..........................................          26,100                   26,309
     Expense reimbursement from city government..........................         (67,788)                    --
     Writedown due to impairment of asset................................          70,000                     --
     Increase in receivables.............................................         (69,762)                (551,457)
     (Increase) decrease in inventories..................................        (115,154)                 146,099
     Decrease in other current assets....................................         142,337                  107,107
     Decrease in trade accounts payable..................................        (152,511)              (1,052,227)
     Increase in accrued expenses and other current liabilities..........         300,850                  292,355
Net cash provided by (used in) operating activities......................       1,580,759               (2,959,456)

INVESTING ACTIVITIES:
Additions to property and equipment......................................        (340,601)                (643,398)
Proceeds from maturity of marketable securities..........................            --                  9,000,000
Purchase of marketable securities........................................            --                 (7,742,745)
Net cash (used in) provided by investing activities......................        (340,601)                 613,857

FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise of options and warrants.....         638,688                   22,659
Repayment of long-term debt..............................................         (26,522)                  (1,313)
Net cash provided by financing activities................................         612,166                   21,346

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................       1,852,324               (2,324,253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER........................       9,515,751                4,053,429
CASH AND CASH EQUIVALENTS AT END OF QUARTER..............................     $11,368,075              $ 1,729,176

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Accrued payroll taxes related to restricted stock........................     $      --                $    55,043


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 2001 Annual Report.

     2. INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

     3. INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                       October 31,        July 31,
                                          2001              2001
                 Finished goods        $1,971,868        $1,935,590
                 Work-in-process        1,219,206         1,432,536
                 Raw materials            963,709           848,503
                                       $4,154,783        $4,216,629

     4. PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                      October 31,      July 31,
                                         2001            2001        Life
     Leasehold improvements           $1,454,833     $1,454,833    10 years
     Equipment                         6,965,896      6,814,596  3 to 10 years
     Assets in construction              444,801        255,502      N/A
                                       8,865,530      8,524,931
     Less accumulated depreciation     5,260,337      4,859,180
     Property and equipment - net     $3,605,193     $3,665,751

     5. SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment, the design, manufacture and distribution of cardiovascular medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wise basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues by United States and outside the United States for the three months ended October 31, 2001 and 2000 are as follows:

                                                 2001               2000

      United States.......................    $9,503,818         $6,443,400
      Outside the United States...........        81,450            134,710
      Total revenues......................    $9,585,268         $6,578,110

     6. NET INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, stock warrants and shares issuable under the employee stock purchase plan. Diluted (loss) per share does not include outstanding stock options, stock warrants and shares issuable under the employee stock purchase plan in the computation since the impact would have been anti-dilutive because of the net loss.

     7. COMMON STOCK

     During the three months ended October 31, 2001, stock options and warrants for the purchase of 84,466 shares of the Company's common stock were exercised at prices between $12.67 and $5.56 per share.

     During the three months ended October 31, 2001, the Company issued 126 shares in connection with its employee stock purchase plan.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding the Company's ability to increase utilization rates of the AngioJet(R) System at existing customer accounts by increasing disposable sales; its ability to obtain additional FDA-approvals; customer responses to the
Company's marketing strategies, the ability to maintain and grow sales by effectively managing a U.S. sales force, its ability to introduce new catheter models; future revenue levels, gross margins, expenses levels and earnings per share; its ability to develop new products; and certain other statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report on form 10-Q are forward looking statements based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Certain factors that may affect whether these anticipated results occur include market acceptance of our products, factors affecting the health care industry such as consolidation, cost containment and trends toward managed care, delays, unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes, changes in governmental laws and regulations, the development of new products and compounds by competitors that may compete with our products or make our products obsolete, sudden restrictions in supply of key materials and deterioration of general market and economic conditions. These and other risk factors that may affect our results are included in the Company's Form 10-K for the year ended July 31, 2001 filed with the Securities and Exchange Commission.

Results of Operations

Three Month Periods Ended October 31, 2001 and 2000

     Total product revenue for the three months ended October 31, 2001 increased $3,007,000, or 46%, to $9,585,000 compared to $6,578,000 in the first quarter of
2000. The Company recorded net income for the quarter ended October 31, 2001 of $939,000, or $.05 per diluted share. This compared to a net loss of $2,372,000, or $.14 per share, for the quarter ended October 31, 2000.

Revenue - AngioJet System

     U.S. AngioJet System revenue for the three months ended October 31, 2001 increased $3,136,000, or 49%, to $9,504,000 compared to $6,368,000 in the first quarter of 2000. The Company markets the AngioJet(R) Rheolytic(tm) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with an additional labeling claim for the removal of blood clots in leg (peripheral) arteries for the XMI(tm)135 (XMI) catheter in March 2001 and the increased acceptance of the Company' Xpeedior catheters by physicians. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     As of October 31, 2001, the Company had a total of 726 domestic drive units in the field, compared to 541 drive units at October 31, 2000, and 669 units as of July 31, 2001. During the three-month periods ended October 31, 2001 and 2000, the Company sold approximately 7,500 and 5,400 catheters, respectively. This was a 39% increase in unit catheter sales from the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.5 in the first quarter, compared to a rate of 10.1 in the same prior year period, and compared to a rate of 11.2 in the fourth quarter of fiscal 2001. The first quarter utilization rate was negatively impacted by the timing of customer returns of older products replaced by the XMI. The Company sold 45 and 42 drive units during the three months ended October 31, 2001 and 2000, respectively.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with five purchasing groups in order to accelerate orders and increase marketing penetration. These purchasing groups negotiate pre-determined discounts on the drive units and catheters for their member hospitals. Member hospitals are required, with some exceptions, to purchase products from approved vendors, such as the Company. The purchasing groups receive a marketing fee on their purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

     Foreign sales of the AngioJet System for the three months ended October 31, 2001 and 2000 were $81,000 and $135,000, respectively. The limited foreign sales are due to cost constraints in overseas markets that result in lower margins. Due to the lower margins the Company is not actively seeking to expand its distribution network in Europe. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare (MHW). The Company is actively responding to MHW regulatory issues and expects Japanese approval for coronary use of the AngioJet System in fiscal 2002.

     The Company believes that the treatment of blood clots in the coronary vessels, peripheral arteries, and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.

Revenue - Vascular Grafts

     Vascular graft sales were $0 and $75,000 for the three months ended October 31, 2001 and 2000 respectively. All of the vascular graft sales were Perma-Seal(R) Dialysis Access Grafts. No additional sales of Perma-Seal Dialysis Access Grafts are expected. Currently the Company has put all graft activities on hold as it concentrates its efforts on the development on new AngioJet System applications.

Cost of Medical Products

     Cost of medical products decreased $115,000 in the three month period ended October 31, 2001 over the same period in the previous year. The decrease is primarily driven by higher volumes of XMI and Xpeedior catheters that have a lower per unit cost compared to the catheters they replaced and an improvement in the in the coronary product catheter mix in the quarter. This per unit cost decrease was offset by the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $3,122,000 for the three months ended October 31, 2001 over the same period in the previous year. This resulted in gross margins of 69% and 53%, respectively, for the three months ended October 31, 2001 and 2000, respectively. The Company believes that gross margins will be in the high sixties to low seventies, as a percent to sales, for the remainder of fiscal 2002.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased $171,000 for the three months ended October 31, 2001, compared to the same year-ago period. The primary factors in the expense increase for the three months ended October 31, 2001 were the higher commissions on increased sales, increased marketing fees paid to group purchasing organizations, and higher management incentives, partially offset by an earlier workforce reduction and other one time and ongoing cost saving measures in fiscal 2001. The Company expects that selling, general and administrative expense to increase in fiscal 2002 due to the anticipated growth in U.S. AngioJet System revenue.

Research and Development Expense

     Research and development expense decreased 31% in the three months ended October 31, 2001, respectively, when compared to the same period in the prior year. This decline was primarily due the completion of certain development projects and the timing of expenses incurred for clinical trials. The Company believes that research and development expense for AngioJet System applications will increase in fiscal 2002 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial (TIME
1) of the AngioJet System in the treatment of acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter could access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove clot from this territory. The review suggested changes to the protocol covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device, to improve the trackability, flexibility and efficacy profile. In May 2001, the FDA approved the re-start of patient enrollment in the TIME 1 clinical trial. TIME 1 will enroll up to 30 patients at up to eight centers in the U.S. to determine safety of the device for this indication. Three patients have been enrolled to date under the re-opened trial and a summary of results is expected after five to ten patients are treated.

Interest Income

     Interest income decreased $97,000 in the three months ended October 31, 2001, when compared to the same period in the prior year. The decrease is due to the declining market interest rates. The Company expects interest income on a quarterly basis to increase slightly during the remainder of fiscal 2002 as cash is generated from operations.


Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled approximately $11.4 million at October 31, 2001 versus $9.5 million at July 31, 2001.

     The $1,852,000 net increase in cash and cash equivalents in the most recent three-month period was primarily due to the net cash provided by operating activities of $1,581,000. Net cash provided by operating activities was primarily due to the net income of $939,000, depreciation of $508,000, a decrease in other current assets of $142,000 and an increase in accrued expenses and other current liabilities of $301,000. This net cash provided by operating activities was partially offset by an increase in inventory of $115,000 and a decrease in accounts payables of $153,000. The decrease in other current assets was due to the expensing of prepaid assets, primarily insurance. The increase in accrued liabilities was due to the timing of the payments of accrued liabilities. Inventory was increased due to the increase in demand of the AngioJet System. The decrease in accounts payable was due to the timing of the payment of accounts payables. Cash used in investing activities of $341,000 was for the purchase of property and equipment. Net cash provided by financing activities was $612,000, which resulted from the cash received in connection with the exercise of stock options and warrants of $639,000, offset by the repayment of debt of $27,000.

     The Company expects that fiscal 2002 revenue from the AngioJet System, primarily in the United States, will be in the middle of the previously estimated range of $39 million to $44 million. Gross margin for fiscal 2002 is expected to be in the high sixties and low seventies as a percent-of-sales. The Company expects selling, general and administrative expenses to increase in fiscal 2002 due to anticipated growth in revenue. Research and development expenditures are expected to increase from the fiscal 2001 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products. The Company is increasing its expected diluted earnings per share for fiscal 2002 to be at the top of the previously estimated range of $0.18-0.23. The quarterly revenue progression should build steadily through the year, from a seasonal low in the first quarter, with the profile being affected by the timing of new product introductions as well as the timing of expenses related to marketing and clinical trials. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. Possis Medical expects its business to be cash flow positive for the balance of the year, given current plans.


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of October 2001, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

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








     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended October 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    POSSIS MEDICAL, INC.


DATE:  December 3, 2001             BY:      /s/
                                         ROBERT G. DUTCHER
                                         President and Chief Executive Officer



DATE:  December 3, 2001             BY:      /s/
                                         EAPEN CHACKO
                                         Vice President of Finance and
                                         Chief Financial Officer