Form 10-Q
period 2002-01-31
POSSIS MEDICAL INC
filed 2002-03-18
CIK 79677

________________________


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2002


                          Commission File Number 0-944


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555

             A Minnesota Corporation IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of February 26, 2002 was 17,115,941.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                          PAGE


PART I.     FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

              Consolidated Balance Sheets, January 31, 2002
              and July 31, 2001......................................        3

              Consolidated Statements of Operations for the three
              and six months ended January 31, 2002 and 2001.........        4

              Consolidated Statements of Cash Flows for the
              six months ended January 31, 2002 and 2001 ............        5

              Notes to Consolidated Financial Statements.............      6-8

  ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................     9-14

  ITEM 3.   Quantitative and Qualitative Disclosure about
              Market Risks ..........................................       15



PART II.    OTHER INFORMATION

  ITEM 4.   Submission of Matters to a Vote of Security Holders......       16

  ITEM 5.   Other Items..............................................       16

  ITEM 6.   Exhibits and Reports on Form 8-K.........................       17

            SIGNATURES...............................................       18

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     January 31, 2002          July 31, 2001
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents................................................         $13,544,511              $ 9,515,751
     Trade receivables (less allowance for doubtful
          accounts and returns of $523,000 and
          $659,000, respectively).............................................           5,131,431                4,268,114
     Inventories..............................................................           4,105,826                4,216,629
     Prepaid expenses and other assets........................................             218,267                  342,995
               Total current assets...........................................          23,000,035               18,343,489

PROPERTY AND EQUIPMENT, net...................................................           3,383,479                3,665,751

TOTAL ASSETS..................................................................         $26,383,514              $22,009,240

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable...................................................         $   957,778              $ 1,321,485
     Accrued salaries, wages, and commissions.................................           1,693,931                1,532,912
     Current portion of long-term debt........................................                 --                    94,310
     Other liabilities........................................................           1,083,005                  989,556
               Total current liabilities......................................           3,734,714                3,938,263

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
          of $0.40 par value each; issued and outstanding,
          17,114,628 and 16,822,023 shares, respectively......................           6,845,852                6,728,809
     Additional paid-in capital...............................................          77,327,490               75,411,387
     Unearned compensation....................................................             (41,900)                 (22,700)
     Retained deficit.........................................................         (61,482,642)             (64,046,519)
               Total shareholders' equity.....................................          22,648,800               18,070,977

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................         $26,383,514              $22,009,240


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three Months Ended                    Six Months Ended
                                                               Jan. 31, 2002      Jan. 31, 2001     Jan. 31, 2002      Jan. 31, 2001

Product sales..............................................     $10,223,788         $6,947,017       $19,809,056        $13,525,127
     Cost of sales and other expenses:
     Cost of medical products..............................       3,210,495          2,953,671         6,210,477          6,068,717
     Selling, general and administrative...................       4,458,549          4,471,881         9,148,014          8,990,311
     Research and development..............................         990,719          1,241,348         2,022,039          2,728,855
        Total cost of sales and other expenses.............       8,659,763          8,666,900        17,380,530         17,787,883
Operating income (loss)....................................       1,564,025         (1,719,883)        2,428,526         (4,262,756)
     Interest income.......................................          61,324            121,474           135,351            292,387

Net income (loss)..........................................     $ 1,625,349        $(1,598,409)      $ 2,563,877        $(3,970,369)

Weighted average number of common
   shares outstanding:
     Basic.................................................      17,021,773         16,713,696        16,939,977         16,707,111
     Diluted...............................................      18,775,412         16,713,696        18,514,403         16,707,111

Net income (loss) per common share:
     Basic.................................................            $.10              $(.10)             $.15              $(.24)
     Diluted...............................................            $.09              $(.10)             $.14              $(.24)


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                              2002                       2001

OPERATING ACTIVITIES:
Net income (loss)...................................................................      $ 2,563,877                $(3,970,369)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
Gain on asset disposal..............................................................           (5,661)                    (1,402)
Depreciation........................................................................        1,035,880                    916,965
Stock compensation expense..........................................................          153,440                    120,059
Expense reimbursement from city government..........................................          (83,866)                       --
Writedown due to impairment of assets...............................................           70,000                        --
Increase in trade receivables.......................................................         (863,317)                  (971,762)
Increase in inventories.............................................................         (245,197)                  (163,076)
Decrease in other assets............................................................          124,728                    150,661
Decrease in trade accounts payable..................................................         (363,707)                  (224,986)
Increase (decrease) in accrued and other liabilities................................          257,946                   (153,511)
Net cash provided by (used in) operating activities.................................        2,644,123                 (4,297,421)

INVESTING ACTIVITIES:
Additions to property and equipment.................................................         (467,608)                (1,018,808)
Proceeds from the disposal of assets................................................            5,661                      1,402
Proceeds from maturity of marketable securities.....................................              --                  14,245,000
Purchase of marketable securities...................................................              --                 (11,288,899)
Net cash (used in) provided by investing activities  ...............................         (461,947)                 1,938,695

FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise of
 options and warrants...............................................................        1,873,106                    193,967
Repayment of long-term debt.........................................................          (26,522)                    (5,134)
Proceeds from notes payable.........................................................              --                      36,504
Net cash provided by financing activities...........................................        1,846,584                    225,337

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................        4,028,760                 (2,133,389)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................        9,515,751                  4,053,429
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................      $13,544,511                $ 1,920,040

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of restricted stock........................................................      $    36,000                        --
Accrued payroll taxes related to restricted stock...................................          (12,600)                   $55,043

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

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

3.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                       January 31,           July 31,
                                          2002                 2001
           Finished goods...........   $1,932,264           $1,935,590
           Work-in-process..........    1,134,251            1,432,536
           Raw materials............    1,039,311              848,503
                                       $4,105,826           $4,216,629

4.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:
                                         January 31,     July 31,
                                           2002            2001     Life
    Leasehold improvements..........    $1,454,833      $1,454,833  10 years
    Equipment.......................     7,299,325       6,814,596  to 10 years
    Assets in construction..........       238,206         255,502  N/A
                                         8,992,364       8,524,931
    Less accumulated depreciation...     5,608,885       4,859,180
    Property and equipment - net....    $3,383,479      $3,665,751

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

     Total revenues by United States and outside the United States are as follows:

                               Three Months Ended          Six Months Ended
                              Jan. 31      Jan. 31       Jan. 31       Jan. 31
                               2002         2001          2002          2001

   United States.......... $10,069,238   $6,838,582   $19,573,056   $13,281,982
   Non-United States......     154,550      108,435       236,000       243,145
   Total revenues......... $10,223,788   $6,947,017   $19,809,056   $13,525,127

6.   NET INCOME (LOSS) PER COMMON SHARE

     Basic  income  (loss) per common  share is computed by dividing  net income
(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, stock warrants and shares issuable under the employee stock purchase plan. Diluted loss per share does not include outstanding stock options, stock warrants and shares issuable under the employee stock purchase plan in the computation since the impact would have been anti-dilutive because of the net loss.

7.   COMMON STOCK

     During the six months ended January 31 2002, stock options and warrants for the purchase of 227,929 shares of the Company's common stock were exercised at prices between $5.13 and $16.69 per share.

     During the six months ended January 31, 2002, the Company issued 62,552 shares in connection with its employee stock purchase plan.

     During the six months ended January 31, 2002, the Company issued 2,124 shares of restricted stock to the outside members of the Board of Directors.

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for the Company in fiscal 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

     In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for the Company in fiscal 2003, and generally, are to be applied prospectively. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's ability to increase disposable sales by increasing utilization rates of the AngioJet(R) System at existing customer accounts; its ability to obtain additional FDA-approvals; the expected receipt of foreign regulatory approvals; customer responses to the Company's marketing strategies; the Company's ability to introduce new catheter models; future revenue levels, gross margins, expenses levels and earnings per share and the Company's ability to develop new products. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include market acceptance of our products; factors affecting the health care industry such as consolidation, cost containment and trends toward managed care; delays; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new products and compounds by competitors that may compete with our products or make our products obsolete; sudden restrictions in supply of key materials and deterioration of general market and economic conditions. These and other risk factors that may affect our results are included in the Company's Form 10-K for the year ended July 31, 2001 filed with the Securities and Exchange Commission.


Critical Accounting Policies

     The consolidated financial statements include accounts of the Company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.


Revenue Recognition

     Revenues associated with products that are already maintained at customer locations are recognized when the Company receives a valid purchase order from the customer. At this time, ownership and risk of loss is transferred to the customer. Revenues associated with products that are not maintained at the customer locations are recognized when a valid purchase order is received and the products are received at the customer's location. At this time, title and risk of loss is transferred to the customer. Provisions for returns are recorded for in the same period the related revenues are recognized.

Allowance for Doubtful Accounts

     Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. Substantially all of the Company's receivables are due from health care facilities located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer. The adequacy of the reserve for doubtful accounts is evaluated by management on a quarterly basis.



Allowance for Returns

     Accounts receivable are reduced by an allowance for items that may be returned in the future. The estimated allowance for returns is based upon historical experience, information received from our customers and on various other assumptions that are believed to be reasonable under the circumstances. The adequacy of the reserve for returns is evaluated by management on a quarterly basis.


Inventories

     Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess to market.



Warranty Reserve

     The Company provides a one year limited warranty on its AngioJet System drive unit and a unlimited warranty on it AngioJet System disposable products. The warranty reserve is based upon historical experience of defects relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty. On a quarterly basis management evaluates the warranty reserve to ensure it is adequate. The adequacy of the warranty reserve is evaluated by management on a quarterly basis.


Results of Operations

Three and Six Month Periods Ended January 31, 2002 and 2001

     Total product sales for the three months ended January 31, 2002 increased $3,277,000, or 47%, to $10,224,000 compared to $6,947,000 for the comparable period in fiscal 2001. Total product sales for the six months ended January 31, 2002 increased $6,284,000, or 46%, to $19,809,000 compared to $13,525,000 for the comparable period in fiscal 2001. The Company recorded a net profit for the quarter ended January 31, 2002 of $1,625,000, or $.09 per diluted share, compared to a net loss of $1,598,000, or $.10 per diluted share, in the comparable quarter in 2001. For the six months ended January 31, 2002, the Company recorded a net profit of $2,564,000 or $.14 per diluted share, compared to a net loss of $3,970,000, or $.24 per diluted share, in the same period in 2001.

Revenue - AngioJet System

     U.S. AngioJet System revenue for the three months ended January 31, 2002 increased 47% to $10,069,000 from $6,839,000 for the same period in 2001. U.S. AngioJet System revenue for the six months ended January 31, 2002 also increased 47% to $19,573,000 from $13,282,000 in 2001. The Company markets the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with an additional labeling claim for the XMI(TM)135 (XMI) catheter for the removal of blood clots in leg (peripheral) arteries in March 2001 and for coronary use in December 2001 and the increased acceptance of the Company's Xpeedior(R) catheters by physicians. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     As of January 31, 2002, the Company had a total of 771 domestic drive units in the field, compared to 582 drive units at January 31, 2001, and 726 units as of October 31, 2001. During the three month period ended January 31, 2002, the Company's catheter sales increased approximately 35% to approximately 8,100 catheters versus approximately 6,000 catheters in the same prior year period. During the six month period ended January 31, 2002, the Company's catheter sales increased approximately 37% to approximately 15,600 catheters versus approximately 11,400 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.6 in the second quarter of fiscal 2002, compared to a rate of 10.4 in the same prior year period, and compared to a rate of 10.5 in the first quarter of fiscal 2002. The Company sold 42 and 87 drive units during the three and six months ended January 31, 2002 compared to 43 and 85 drive units, respectively, in the same periods in the prior year.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with six purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups negotiate pre-determined discounts on the drive units and catheters for their member hospitals. Member hospitals are required, with some exceptions, to purchase products from approved vendors, such as the Company. The purchasing groups receive a marketing fee on their purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

     Foreign sales of the AngioJet System for the three and six month periods ended January 31, 2002 were $155,000 and $236,000, respectively. This compared to foreign sales of the AngioJet System of $108,000 and $243,000, respectively, for the same periods the previous year. The limited foreign sales are due to cost constraints in overseas markets that result in lower margins. Due to the lower margins the Company is not actively seeking to expand its distribution network in Europe. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare (MHW). The Company is actively responding to MHW regulatory issues and expects Japanese approval for coronary use of the AngioJet System in fiscal 2002.

     The Company believes that the treatment of blood clots in the coronary vessels, peripheral vessels, dialysis access grafts and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.


Revenue - Vascular Grafts

     Vascular graft sales were $0 and $75,000 for the six months ended January 31, 2002 and 2001, respectively. All of the vascular graft sales were Perma-Seal(R) Dialysis Access Grafts. No additional sales of Perma-Seal Dialysis Access Grafts are expected. Currently the Company has put all graft activities on hold as it concentrates its efforts on the development on new AngioJet System applications. All assets relating to the vascular graft business have been written off in prior periods.

Cost of Medical Products

     Cost of medical products increased $257,000 to $3,210,000 in the three month period ended January 31, 2002 over the same period in the previous year, and increased $142,000 to $6,210,000 for the six month period ended January 31, 2002 over the same period in the previous year. These increases are primarily due to the significant growth in the U.S. AngioJet System product sales. Gross margins improved by $3,020,000 to $7,013,000, or 69% as a percentage of product sales, for the three months ended January 31, 2002, over the same period in the previous year. Gross margins improved $6,142,000 to $13,599,000, or 69% as a percentage of sales, for the six month period ended January 31, 2002 over the same period in the previous year. This compares to gross margins of 57% and 55% as a percentage of product sales for each of the three and six month periods ended January 31, 2001. The improvement in gross margins was primarily driven by higher volumes of XMI and Xpeedior catheters that have a lower per unit cost compared to the catheters they replaced and an improvement in the coronary product catheter mix in the three and six months ended January 31, 2002 as compared to same periods in the previous fiscal year. The Company believes that gross margins as a percentage of product sales will be in the high sixties to low seventies as a percent to sales for the remainder of fiscal 2002.

Selling, General and Administrative Expense

     Selling, general and administrative expense decreased $13,000 to $4,459,000 for the three months ended January 31, 2002 and increased $158,000 to $9,148,000 for the six months ended January 31, 2002, compared to the same year-ago periods. The primary factors in the expense decrease for the three months ended January 31, 2002 were the cost savings related to the work force reduction in January 2001, reduction in health insurance premiums and a reduction in travel expense. These expense reductions were partially offset by an increase in corporate incentives, higher commissions and marketing fees paid to group purchasing organizations due to increased AngioJet System product sales. The primary factors for the expense increase for the six months ended January 31, 2002 were an increase in corporate incentives, higher commission and marketing fees paid to group purchasing organizations due to increased AngioJet System product sales. The reduction in costs related to the work force reduction in January 2001 and reduction in health insurance premiums and a reduction in travel expense partially offset these expense increases. The Company expects that selling, general and administrative expense to increase for the remainder of fiscal 2002 due to the anticipated growth in U.S. AngioJet System revenue.

Research and Development Expense

     Research and development expense decreased $251,000, or 20%, to $991,000, in the three months ended January 31, 2002, when compared to the same period in the prior year. Research and development expense decreased $707,000, or 26%, to $2,022,000 in the six months ended January 31, 2002. These decreases were primarily due to the shifting of priorities between various development projects, slower than anticipated TIME 1 clinical trial patient enrollment, and the reimbursement of costs from the National Institutes of Health (NIH) grant. The Company believes that research and development expense for AngioJet System applications will increase for the remainder of fiscal 2002 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the TIME 1 clinical trial of the AngioJet System in the treatment of acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter could access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove a clot from this territory. The review suggested changes to the protocol covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device, to improve the trackability, flexibility and efficacy profile. In May 2001, the FDA approved the re-start of patient enrollment in the TIME 1 clinical trial. TIME 1 clinical trial will enroll up to 30 patients at up to eight centers in the U.S. to determine safety of the device for this indication. Six patients have been enrolled to date under the re-opened trial. The results support continued enrollment of up to four additional patients. At that time the next planned review of the five additional patients will be summarized.

Interest Income

     Interest income decreased $60,000 to $61,000 in the three months ended January 31, 2002, and decreased $157,000 to $135,000 in the six months ended January 31, 2002 compared to the same periods in the prior year. These decreases are due to the declining market interest rates. The Company expects interest income on a quarterly basis to increase slightly during the remainder of fiscal 2002 as cash is generated from operations.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled approximately $13.5 million at January 31, 2002 versus $9.5 million at July 31, 2001.

     The $4,029,000 net increase in cash and cash equivalents in the most recent six-month period was primarily due to the net cash provided by operating activities of $2,644,000. Net cash provided by operating activities was primarily due to the net income of $2,564,000, depreciation of $1,036,000, stock compensation expense of $153,000, a decrease in other assets of $125,000 and an increase in accrued expenses and other current liabilities of $258,000. This net cash provided by operating activities was partially offset by an increase in trade receivables of $863,000, an increase in inventory of $245,000 and a decrease in accounts payable of $364,000. The decrease in other assets was due to the expensing of prepaid assets, primarily insurance. The increase in accrued liabilities was due to the timing of the payments of accrued liabilities and the increase in accrued corporate incentives. Trade receivables increased due to the increase in revenue for the three month period ending January 31, 2002 as compared to revenue for the last three months of fiscal 2001. Inventory was increased due to the increase in demand of the AngioJet System. The decrease in accounts payable was due to the timing of the payment of accounts payables. Cash used in investing activities of $468,000 was for the purchase of property and equipment. Net cash provided by financing activities was $1,847,000, which resulted from the cash received in connection with the exercise of stock options and warrants of $1,873,000, offset by the repayment of debt of $27,000.

     The Company expects that fiscal 2002 product sales of the AngioJet System, primarily in the United States, will be in the previously estimated range of $39 million to $44 million. Gross margin for fiscal 2002 is expected to be in the high sixties to low seventies as a percent-of-sales. The Company expects selling, general and administrative expenses to increase in fiscal 2002 due to anticipated growth in product sales. Research and development expenditures are expected to increase slightly for fiscal 2002 from the fiscal 2001 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products. The Company expects its diluted earnings per share for the full year to exceed the previously estimated range of $0.18-$0.23 and to be $0.31-$0.34 per diluted share for the full year. The quarterly revenue progression should build steadily through the year, from a seasonal low in the first quarter, with the profile being affected by the timing of new product introductions as well as the timing of expenses related to marketing and clinical trials. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. Possis Medical expects its business to be cash flow positive for the balance of the fiscal year, and the Company anticipates no additional equity financing to support these growths plans. The trends to support the Company's expected positive cash flow for the remainder for fiscal 2002 are the continued growth of the Company's product sales and the continued management of the Company's expenses. The Company's primary source of cash is from its product sales. Collections of the trade receivables resulting from the product sales are reviewed monthly to ensure that the customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of January 2002, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     The Company does not have any debt or off balance sheet liabilities.

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     a. The 2001 annual meeting of shareholders of Possis Medical, Inc. was held on December 13, 2001.

     b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:

                                          FOR            AGAINST

        Mary K. Brainerd............   15,273,341        399,209
        Robert G. Dutcher...........   15,275,600        396,950
        Seymour J. Mansfield........   15,506,056        166,494
        William C. Mattison, Jr.....   15,530,150        142,400
        Whitney A. McFarlin.........   15,175,330        497,220
        Donald C. Wegmiller.........   15,475,494        197,056
        Rodney A. Young.............   15,166,559        505,991

     c. The proposal to amend the Corporation's 1991 Employee Stock Purchase Plan was approved, with holders of 14,417,488 shares of common stock voting for approval, 884,508 voting against approval, and 370,554 abstaining.

     d. By a vote of 15,563,954 in the affirmative, 68,951 in the negative and 39,645 abstaining, the appointment of Deloitte & Touche LLP as the Corporation's certified public accountants was ratified.


ITEM 5.  Other Items

     BOARD OF DIRECTOR'S COMPENSATION

     By actions taken effective November 28, 2001 and December 12, 2001, the Board of Directors of the Company approved changes to its compensation program. Beginning in calendar year 2002, directors will receive an annual retainer of
$6,000 (an increase of $2,000), meeting fees of $1,500 per Board meeting (an increase of $1,000), $500 for each telephonic meeting attended (an increase of $250), 4,000 stock options annually (an increase of 1,000 shares), and restricted stock equal in value on the date of grant to the $6,000 retainer fee. New directors will receive an 8,000 share stock option grant upon initial election to the Board. The Board also adopted a stock option program to promote retention of directors for a period long enough to allow for a full understanding of the Company, to encourage solid judgments that lead to sustained business success and to aid in the recruitment of new qualified directors. Upon election to a sixth term, directors shall receive a 20,000 share stock option grant and annual grants of 4,000 shares annually for ten years. Vesting of these grants is contingent on appreciation of the value of the Company's stock to specified price levels. In addition, all shares continue to be eligible for vesting for five years following retirement from service as a director and vest, in any event, five years following the date of the grant. At adoption of this program, directors who had served on the Board for in excess of the threshold five-year term received grants as though the program had been in effect during their tenure as directors, resulting in stock option awards totaling 172,000 shares to three directors, effective November 28, 2001.

     CHANGE OF CONTROL PLAN

     On September 15, 1999, the Company's Board of Directors approved a Change in Control Termination Pay Plan (the "Plan") that provides for salary and benefit continuation payments to executive officers and selected key management and technical personnel in the event they are terminated within 24 months of a change in control. The Plan as adopted also provided for discretionary cash bonus payments to executive officers and other key management personnel notwithstanding their employment status following a change in control in amounts ranging from 1% and 4% of the value of the Company based on achievement of sales revenue goals. On December 12, 2001, the Board of Directors amended the Plan to provide, in lieu of the discretionary cash bonus payments described above, mandatory cash bonus payments upon a change in control, to senior and other key management and technical personnel who, in the judgment of the Board, made significant contributions to the growth and success of the Company and played a vital role in increasing shareholder value. The Plan provides that the Board shall create a cash bonus pool for the purpose of funding the cash bonus awards. The cash bonus pool is to be in an amount between five-eighths of one percent (.625%) and a maximum of four percent (4%) of the value of the Company at the time of a Change in Control, as measured by stock value.



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

 10.16   10-Q    Quarter ended          Change in Control Termination
                 January 31, 2002       Pay Plan December 1, 2001



     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended January 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        POSSIS MEDICAL, INC.


DATE:  March 18, 2002               BY:      /s/
                                       ROBERT G. DUTCHER
                                       Chairman, President and
                                       Chief Executive Officer



DATE:  March 18, 2002               BY:     /s/
                                       EAPEN CHACKO
                                       Vice President of Finance and
                                       Chief Financial Officer