Form 10-Q
period 2002-04-30
POSSIS MEDICAL INC
filed 2002-06-11
CIK 79677

_______________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2002


                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.

                          9055 Evergreen Boulevard N.W.

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555


     A Minnesota Corporation              IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of May 31, 2002 was 17,254,584.

                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                       PAGE


PART I.           FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Consolidated Balance Sheets, April 30, 2002
                  and July 31, 2001....................................     3

                  Consolidated Statements of Operations for the three
                  months and nine months ended April 30, 2002 and 2001.     4

                  Consolidated Statements of Cash Flows for the
                  nine months ended April 30, 2002 and 2001 ...........     5

                  Notes to Consolidated Financial Statements...........     6

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................     9

     ITEM 3.      Quantitative and Qualitative Disclosures
                  About Market Risk....................................    14



PART II.          OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K.....................    16

     SIGNATURES........................................................    17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     April 30, 2002           July 31, 2001

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.........................................                $16,822,024             $  9,515,751
     Trade receivables (less allowance for doubtful
        accounts and returns of $588,000 and
        $659,000, respectively)........................................                  5,364,297                4,268,114
     Inventories.......................................................                  4,260,220                4,216,629
     Prepaid expenses and other assets.................................                    440,790                  342,995

              Total current assets.....................................                 26,887,331               18,343,489

PROPERTY AND EQUIPMENT, net............................................                  3,211,726                3,665,751

TOTAL ASSETS   ........................................................                $30,099,057              $22,009,240


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable............................................               $  1,178,396             $  1,321,485
     Accrued salaries, wages, and commissions..........................                  2,527,449                1,532,912
     Current portion of long-term debt.................................                      --                      94,310
     Other liabilities.................................................                  1,202,615                  989,556
               Total current liabilities...............................                  4,908,460                3,938,263

COMMITMENTS AND CONTIGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
        of $0.40 par value each; issued and outstanding,
        17,242,528 and 16,822,023 shares, respectively.................                  6,897,011                6,728,809
     Additional paid-in capital........................................                 78,118,706               75,411,387
     Unearned compensation.............................................                    (29,400)                 (22,700)
Retained deficit.......................................................                (59,795,720)             (64,046,519)
               Total shareholders'equity...............................                 25,190,597               18,070,977

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY..............................                $30,099,057              $22,009,240


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     For Three Months Ended             For Nine Months Ended
                                                                 April 30, 2002   April 30, 2001    April 30, 2002   April 30, 2001

Product sales..............................................     $10,755,468       $7,411,418       $30,564,524       $20,936,545
Cost of sales and other expenses:
     Cost of medical products..............................       3,154,204        2,545,998         9,364,681         8,615,364
     Selling, general and administrative...................       4,946,690        3,905,729        14,094,704        12,888,529
     Research and development..............................       1,023,776        1,038,298         3,045,815         3,774,013
           Total cost of sales and other expenses..........       9,124,670        7,490,025        26,505,200        25,277,906

Operating income (loss)....................................       1,630,798          (78,607)        4,059,324        (4,341,361)
Interest income............................................          56,124          107,333           191,475           399,718
Net income (loss)..........................................     $ 1,686,922       $   28,726       $ 4,250,799       $(3,941,643)

Net income (loss) per common share:
       Basic...............................................            $.10             $.00              $.25             $(.24)
       Diluted.............................................            $.09             $.00              $.23             $(.24)

Weighted average number of common shares
   outstanding:
       Basic...............................................      17,175,755       16,749,538        17,016,921        16,720,968
       Diluted.............................................      19,025,729       16,841,733        18,697,652        16,720,968














See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                         2002                       2001

OPERATING ACTIVITIES:
Net income (loss)...............................................................    $  4,250,799              $ (3,941,643)

Adjustments to reconcile net income (loss) to net
  Cash provided by (used in) operating activities:
     (Gain) loss on asset disposal .............................................          (3,626)                    8,564
     Depreciation...............................................................       1,585,477                 1,398,840
     Stock compensation expense.................................................         175,640                   130,359
     Expense reimbursement from city government.................................         (83,866)                 (101,938)
     Writedown due to impairment of assets......................................          70,000                     --
     Increase in receivables....................................................      (1,096,183)                 (994,865)
     Increase in inventories....................................................        (580,591)                 (106,143)
     (Increase) decrease in other assets........................................         (97,795)                  206,597
     Decrease in trade accounts payable.........................................        (143,089)                 (965,162)
     Increase in accrued and other current liabilities..........................       1,197,949                    75,921
     Net cash provided by (used in) operating activities........................       5,274,715                (4,289,470)

INVESTING ACTIVITIES:
Additions to property and equipment.............................................        (667,946)               (1,185,010)
Proceeds from the disposal of assets............................................           7,120                     1,402
Proceeds from maturity of marketable securities................................             --                  20,245,000
Purchase of marketable securities...............................................            --                 (13,585,845)
Net cash (used in) provided by investing activities.............................        (660,826)                5,475,547

FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise of options
   and warrants.................................................................       2,718,906                   196,843
Repayment of long-term debt.....................................................         (26,522)                   (8,077)
Proceeds from notes payable.....................................................            --                      36,504
Net cash provided by financing activities.......................................       2,692,384                   225,270

INCREASE IN CASH AND CASH EQUIVALENTS ..........................................       7,306,273                 1,411,347
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................       9,515,751                 4,053,429
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................     $16,822,024                $5,464,776

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Issuance of restricted stock....................................................         $36,000                   $23,900
Accrued payroll taxes related to restricted stock...............................         (12,600)                   46,643









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

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

3.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                           April 30,               July 31,
                                             2002                    2001

                 Finished goods           $1,952,502             $1,935,590
                 Work-in-process           1,011,129              1,432,536
                 Raw materials             1,296,589                848,503
                                          $4,260,220             $4,216,629

4.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                      April 30,       July 31,
                                        2002            2001      Life
    Leasehold improvements           $1,454,833     $1,454,833    10 years
    Equipment                         7,617,099      6,814,596    3 to 10 years
    Assets in construction              110,879        255,502    N/A
                                      9,182,811      8,524,931
    Less accumulated depreciation     5,971,085      4,859,180
    Property and equipment - net     $3,211,726     $3,665,751

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

     Total revenues by United States and outside the United States are as follows:

                                 Three Months Ended         Nine Months Ended
                                April 30    April 30     April 30      April 30
                                  2002        2001         2002          2001

   United States............  $10,639,218  $7,344,698  $30,212,274   $20,626,680
   Outside United States....      116,250      66,720      352,250       309,865
   Total revenues...........  $10,755,468  $7,411,418  $30,564,524   $20,936,545

6.  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income
(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, stock warrants and shares issuable under the employee stock purchase plan. Diluted loss per share does not include outstanding stock options, stock warrants and shares issuable under the employee stock purchase plan in the computation since the impact would have been anti-dilutive because of the net loss.

7.  COMMON STOCK

     During the nine months ended April 30, 2002, stock options and warrants for the purchase of 356,014 shares of the Company's common stock were exercised at prices between $3.94 and $17.50 per share.

     During the nine months ended April 30, 2002, the Company issued 63,242 shares in connection with its employee stock purchase plan.

     During the nine months ended April 30, 2002, the Company issued 2,124 shares of restricted stock to the outside members of the Board of Directors. In addition, 875 shares of restricted stock were cancelled in lieu of paying the withholding taxes.

8.  IMPAIRMENT OF LONG-LIVED ASSETS

     During the nine months ended April 30, 2002, the Company expensed $70,000 (included in selling, general and administrative expense) relating to the write-down of a fixed asset to net realizable value to net realizable value. The value of this fixed asset was determined to be impaired due to the unlikely continued use of this fixed asset.

9.   NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's ability to increase disposable sales; its ability to obtain additional FDA-approvals; the expected receipt of Japanese regulatory approvals; customer responses to the Company's marketing strategies; the Company's ability to introduce new catheter models; future revenue levels, gross margins, expenses levels and earnings per share, future equity financing needs and the Company's ability to develop new products. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as consolidation, cost containment and trends toward managed care; delays, unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new products and compounds by competitors that may compete with our products or make our products obsolete; sudden restrictions in supply of key materials and deterioration of general market and economic conditions. These and other risk factors that may affect our results are included in the Company's Form 10-K for the year ended July 31, 2001 filed with the Securities and Exchange Commission.

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

Revenue Recognition

     Revenues associated with products that are already maintained at customer locations are recognized when the Company receives a valid purchase order from the customer. At this time, ownership and risk of loss is transferred to the customer. Revenues associated with products that are not maintained at the customer locations are recognized when a valid purchase order is received and the products are received at the customer's location. At this time, title and risk of loss is transferred to the customer. Provisions for returns are recorded in the same period the related revenues are recognized.

Allowance for Returns

     Accounts receivable are reduced by an allowance for items that may be returned in the future. The estimated allowance for returns is based upon historical experience, information received from our customers and on various other assumptions that are believed to be reasonable under the circumstances. Management, on a quarterly basis, evaluates the adequacy of the reserve for returns.


Allowance for Doubtful Accounts

     Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. Substantially all of the Company's receivables are due from health care facilities located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer. Management, on a quarterly basis, evaluates the adequacy of the reserve for doubtful accounts.


Inventories

     Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess to market.

Warranty Reserve

     The Company provides a one year limited warranty on its AngioJet System drive unit and an unlimited warranty on AngioJet System disposable products. The warranty reserve is based upon historical experience of claims relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty. Management, on a quarterly basis, evaluates the adequacy of the warranty reserve.


Results of Operations

Three and Nine Month Periods Ended April 30, 2002 and 2001

     Total product sales for the three months ended April 30, 2002 increased $3,344,000, or 45%, to $10,755,000 compared to $7,411,000 for the comparable period in fiscal 2001. Total product sales for the nine months ended April 30, 2002 increased $9,628,000, or 46%, to $30,565,000 compared to $20,937,000 for the comparable period in fiscal 2001. The Company recorded a net profit for the quarter ended April 30, 2002 of $1,687,000, or $.09 per diluted share, compared to a net income of $29,000, or $.00 per diluted share, in the comparable quarter in 2001. For the nine months ended April 30, 2002, the Company recorded a net profit of $4,251,000 or $.23 per diluted share, compared to a net loss of $3,942,000, or $.24 per diluted share, in the same period in 2001.

Revenue - AngioJet System

     U.S. AngioJet System revenue for the three months ended April 30, 2002 increased 45% to $10,639,000 from $7,345,000 for the same period in 2001. U.S. AngioJet System revenue for the nine months ended April 30, 2002 increased 46% to $30,212,000 from $20,627,000 in 2001. The Company markets the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with an additional labeling claim for the XMI(TM)135 (XMI) catheter for the removal of blood clots in leg (peripheral) arteries in March 2001 and for coronary use in December 2001 and the increased acceptance of the Company's Xpeedior(R) catheters by physicians. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     In April 2002, the Company released to the U.S. market the new 5 French XVG(TM) catheter for use in removing blood clots from peripheral arteries greater than or equal to 3mm in diameter. The 140cm XVG catheter becomes the highest power, long catheter in the Possis product line, which includes the LF-140 and the XMI135. The XVG incorporates the proprietary Cross-Stream technology platform, and it is optimized for vessels 3-8mm in diameter. The combination of longer length, Cross-Stream technology, higher clot removal rate, improved pushability and trackability should make this a versatile catheter for dealing with larger vessels, more distal vessels, and older, more problematic clot burdens.

     As of April 30, 2002, the Company had a total of 823 domestic drive units in the field, compared to 615 drive units at April 30, 2001, and 771 units as of January 31, 2002. During the three month period ended April 30, 2002, the Company's worldwide catheter sales increased approximately 33% to approximately 8,400 catheters versus approximately 6,300 catheters in the same prior year period. During the nine month period ended April 30, 2002, the Company's worldwide catheter sales increased approximately 35% to approximately 24,000 catheters versus approximately 17,800 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.2 in the second quarter of fiscal 2002, compared to a rate of 10.4 in the same prior year period, and compared to a rate of 10.6 in the second quarter of fiscal 2002. The Company sold 40 and 127 drive units worldwide during the three and nine months ended April 30, 2002 compared to 38 and 123 drive units, respectively, in the same periods in the prior year.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with six purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups evaluate and screen new medical technologies on behalf of their members, and once they recommend a technology, such as the AngioJet System, they negotiate pre-determined discounts on behalf of their members. The benefit for the Company is access to the recommended vendor list, along with marketing support provided by the purchasing group. The purchasing groups receive a marketing fee on their member purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

     Foreign sales of the AngioJet System for the three and nine month periods ended April 30, 2002 were $116,000 and $352,000, respectively. This compared to foreign sales of the AngioJet System of $67,000 and $310,000, respectively, for the same periods the previous year. The limited foreign sales are due to cost constraints in overseas markets that result in lower margins. Due to the lower margins, the Company is not actively seeking to expand its distribution network in Europe. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare (MHW). The Company is actively responding to MHW regulatory issues and expects Japanese approval for coronary use of the AngioJet System in calendar year 2002. Once Japanese regulatory approval is received, the Company must apply for and secure adequate third-party reimbursement for AngioJet use. The Company expects this to be a six to twelve month process.

     The Company believes that the treatment of blood clots in coronary vessels, peripheral vessels, dialysis access grafts and neuro vessels are significant worldwide marketing opportunities for the AngioJet System.

Revenue - Vascular Grafts

     Vascular graft sales were $0 and $75,000 for the nine months ended April 30, 2002 and 2001, respectively. All of the vascular graft sales were Perma-Seal(R) Dialysis Access Grafts. No additional sales of Perma-Seal Dialysis Access Grafts are expected. Currently, the Company has put all graft activities on hold as it concentrates its efforts on the development on new AngioJet System applications. All assets relating to the vascular graft business have been written off in prior periods.

Cost of Medical Products

     Cost of medical products increased $608,000 to $3,154,000 in the three month period ended April 30, 2002 over the same period in the previous year, and increased $749,000 to $9,365,000 for the nine month period ended April 30, 2002 over the same period in the previous year. These increases are primarily due to the significant growth in the U.S. AngioJet System product sales. Gross margins improved by $2,736,000 to $7,601,000, or 71% as a percentage of product sales, for the three months ended April 30, 2002, over the same period in the previous year. Gross margins improved $8,879,000 to $21,200,000, or 69% as a percentage of product sales, for the nine month period ended April 30, 2002 over the same period in the previous year. This compares to gross margins as a percentage of product sales of 66% and 59% for each of the three and nine month periods ended April 30, 2001. The improvement in gross margins was primarily driven by higher volumes of XMI and Xpeedior catheters that have a lower per unit cost compared to the catheters they replaced and an improvement in the coronary product catheter mix in the three and nine months ended April 30, 2002 as compared to same periods in the previous fiscal year. The Company believes that gross margins as a percentage of product sales will be in the high sixties to low seventies as a percent to sales for the remainder of fiscal 2002.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased $1,041,000 to $4,947,000 for the three months ended April 30, 2002 and increased $1,206,000 to $14,095,000 for the nine months ended April 30, 2002, compared to the same periods in previous year. The primary factors in the expense increase for the three months ended April 30, 2002 were the increase in the sales force of $216,000, commissions of $153,000, marketing studies of $131,000 and higher corporate incentives of $138,000. The primary factors for the expense increase for the nine months ended April 30, 2002 were an increase in corporate incentives of $722,000, higher commissions of $373,000 and marketing fees to group purchasing organizations due to increased AngioJet System product sales of $192,000. The reduction in costs related to the work force reduction in January 2001 and a reduction in health insurance premiums partially offset these expense increases. The Company expects selling, general and administrative expense to increase for the remainder of fiscal 2002 due to the anticipated growth in U.S. AngioJet System revenue.

Research and Development Expense

     Research and development expense decreased $15,000, or 1%, to $1,024,000, in the three months ended April 30, 2002, when compared to the same period in the prior year. Research and development expense decreased $728,000, or 19%, to $3,046,000 in the three months ended April 30, 2002. These decreases were primarily due to the shifting of priorities between various development projects, slower than anticipated TIME 1 clinical trial patient enrollment, and the reimbursement of costs from the National Institutes of Health (NIH) grant. The Company believes that research and development expense for AngioJet System applications will increase for the remainder of fiscal 2002 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products including its distal protection device.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the TIME 1 clinical trial of the AngioJet System in the treatment of acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter could access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove a clot from this territory. The review suggested changes to the protocol covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device, to improve the trackability, flexibility and efficacy profile. In May 2001, the FDA approved the re-start of patient enrollment in the TIME 1 clinical trial. TIME 1 clinical trial will enroll up to 30 patients at up to eight centers in the U.S. to determine safety of the device for this indication. Nine patients have been enrolled to date under the re-opened trial. The next planned review clinical results will take place when a total of 10 patients have been enrolled under the re-opened trial.

Interest Income

     Interest  income  decreased  $51,000 to $56,000 in the three  months  ended
April 30, 2002, and decreased $208,000 to $191,000 in the nine months ended April 30, 2002 compared to the same periods in the prior year. These decreases are due to the declining market interest rates. The Company expects interest income on a quarterly basis to increase slightly during the remainder of fiscal 2002 as cash is generated from operations.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled approximately $16.8 million at April 30, 2002 versus $9.5 million at July 31, 2001.

     The $7,306,000 net increase in cash and cash equivalents in the most recent nine-month period was primarily due to the net cash provided by operating activities of $5,275,000. Net cash provided by operating activities was primarily due to the net income of $4,251,000, depreciation of $1,585,000, stock compensation expense of $176,000 and an increase in accrued expenses and other current liabilities of $1,198,000. This net cash provided by operating activities was partially offset by an increase in trade receivables of $1,096,000, an increase in inventory of $581,000, a decrease in other assets of $98,000 and a decrease in accounts payable of $143,000. The increase in accrued liabilities was due to the timing of the payments of accrued liabilities and the increase in accrued corporate incentives. Trade receivables increased due to the increase in revenue for the three month period ending April 30, 2002 as compared to revenue for the last three months of fiscal 2001. Inventory increased due to the increase in demand for the AngioJet System. The increase in other assets was due to the increase in prepaid insurance. The decrease in accounts payable was due to the timing of the payment of accounts payables. Cash used in investing activities of $661,000 was for the purchase of property and equipment. Net cash provided by financing activities was $2,692,000, which resulted from the cash received in connection with the exercise of stock options and warrants of $2,719,000, offset by the repayment of debt of $27,000.

     The Company expects that fiscal 2002 product sales of the AngioJet System, primarily in the United States, will be in the middle of the previously estimated range of $39 million to $44 million. Gross margin for fiscal 2002 is expected to be in the high sixties to low seventies as a percent-of-sales. The Company expects selling, general and administrative expenses to increase in fiscal 2002 due to anticipated growth in product sales. Research and development expenditures are expected to increase during the fourth quarter of fiscal 2002 versus the third quarter of fiscal 2002. For the full fiscal 2002 year, the research and development expenditures are expected to be less than the fiscal 2001 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products. The Company expects its diluted earnings per share for the full year to be in the previously estimated range of $0.31-$0.34 per diluted share for the full year. Possis Medical expects its business to be cash flow positive for the balance of the fiscal year, and the Company anticipates no additional equity financing to support these growths plans. The trends to support the Company's expected positive cash flow for the remainder for fiscal 2002 are the continued growth of the Company's product sales and the continued management of the Company's expenses. The Company's primary source of cash is from its product sales. Collections of the trade receivables resulting from the product sales are reviewed monthly to ensure that the customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of April 2002, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

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

     3.2       10-K         Fiscal Year ended      Bylaws as amended and
                            July 31, 1999          restated to date.




     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended April 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   POSSIS MEDICAL, INC.


DATE: June 13, 2002   BY:  /s/  Robert G. Dutcher
                         ROBERT G. DUTCHER
                         Chairman, President and Chief Executive Officer



DATE: June 13, 2002   BY:  /s/ Eapen Chacko
                          EAPEN CHACKO
                          Vice President of Finance and Chief Financial Officer