Form 10-K
period 2002-07-31
POSSIS MEDICAL INC
filed 2002-10-29
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 was approximately $176,438,000.

     The number of shares outstanding of the registrant's common stock as of September 30, 2002: 17,280,909.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 2002 annual meeting to be filed on or before November 11, 2002 ("The Proxy Statement").

     PART I Item 1. Business:

General

     Possis Medical, Inc. (the Company) is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 46 years. In 1960, the Company went public. In 1990, the Company decided to focus on medical products and changed its name to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution.


Products

     ANGIOJET(R) RHEOLYTIC(TM) THROMBECTOMY SYSTEM. The development of blood clots at various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma, impediment of normal flow during invasive procedures or pressure impeding venous return in example prolonged bed rest. If a blood clot becomes large enough, it can block a blood vessel, preventing oxygenated blood from reaching the organ or tissue it supplies, a condition called ischemia. In addition, if a blood clot breaks off, it can travel (embolize) through the bloodstream and block blood flow to other organs and tissue. Conditions caused by blood clots include acute myocardial infarction (heart attack), stroke, peripheral ischemia, which can lead to limb loss, vascular access failure, pulmonary embolism, and deep vein obstruction.

     Currently, the three primary methods of removing intravascular blood clots are surgery, dissolution with drugs (thrombolysis) and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to soften or dissolve the blood clot in an intensive care setting. Thrombolytic drugs may require prolonged infusion to be effective, may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Also, other classes of drugs, specifically glycoprotein llb/llla inhibitors, are being used to prevent blood clots from forming during coronary interventional procedures. However, these drugs have no proven benefit against clots already formed. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then pulling the balloon along the artery, essentially dragging the blood clot out of the patient's body. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma. Fogarty catheters are not used in all of our indications.

     Based on its clinical trial results, FDA clearances, 150 scientific journal articles, and approximately 100,000 cases to date, the Company believes that its AngioJet System represents a rapid, safe, and medically effective approach to the removal of blood clots from arteries, veins and grafts and offers certain advantages over current methods of treatment. The AngioJet System is a non-surgical, minimally invasive catheter system designed to rapidly remove blood clots with minimal vascular trauma. The AngioJet System consists of three major components: a reusable drive unit to power a pump and monitor device performance, a disposable single-use pump set that delivers pressurized saline to the catheter, and a family of disposable, single-use catheters. The AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention or the risk of uncontrolled bleeding.

     To operate the AngioJet System, a physician first threads a catheter down a patient's blood vessel to the site of the blood clot. The AngioJet System's drive unit is then activated, causing a disposable pump to pressurize sterile saline to approximately 10,000 pounds per square inch (psi) at the source and send it through the catheter to the tip. Saline jets spray from the catheter tip back up the catheter at several hundred miles per hour. The operation of high-speed jets, contained inside the catheter, creates a localized low-pressure zone around the catheter's tip. The difference between the low pressure at the tip and the normal blood pressure in the vessel draws the blood clot into the catheter through openings at the tip. The jets then macerate or pulverize the blood clot into microscopic fragments, which are immediately propelled down the catheter, out of the patient's body and into a disposable collection bag located on the drive unit. The saline jets are not used directly on the vessel surface to remove material.

     Currently the Company is marketing the XMI(R), XVG, Xpeedior(R) and LF140 catheters. The XMI, XVG and Xpeedior catheters are the first catheters marketed by the Company featuring its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient outcomes.

     The AngioJet Rheolytic Thrombectomy System is a pioneering device for the removal of intravascular blood clots in a variety of clinical applications. It is typically used in conjunction with other medical devices, such as angioplasty balloons and stents, and drugs, such as thrombolytics and platelet inhibitors. The market potential is not readily quantifiable through widely published industry statistics. The approach of the Company has been to estimate the total number of cases for a given indication in a particular vascular territory. These statistics are available through industry sources. The Company then estimates the number of procedures that might be amenable to treatment with the AngioJet System, in conjunction with other therapies, both devices and drugs. In making these estimates for the number of cases amenable to treatment with the AngioJet System, the Company has relied on its own estimates, as well as estimates based on data provided by physician consultants, presentations at medical industry conferences, peer-reviewed journal articles, security analyst publications, and publications by industry trade and consulting groups. In cases where little or no reliable data exists, relatively simple "rules of thumb" are used to estimate figures for statistics like worldwide diagnosis of certain conditions. We believe that the totality of these sources provides estimates that are directionally and relatively accurate, although the Company cannot guarantee their accuracy.

     The Company's marketing analysis and cumulative clinical experience indicates that the AngioJet System may be effective for the treatment of various blood clot-induced conditions throughout the vasculature. The following table shows the vascular territories and indications for which the AngioJet System may be used. In addition, the table indicates the estimated annual diagnosis worldwide and the Company's estimated AngioJet System annual market potential.


                                                                                                                 AngioJet
                                                                                         Estimated                System
                                                                                           Annual                 Annual
                                                                                          Worldwide               Market
                                                                                          Diagnosis             Potential
Vascular Territory                               Indication                              (Patients)            (Procedures)

Coronary (1)                        Coronary Thrombosis (Native                          5,300,000                550,000
                                    Arteries and Bypass Grafts)
Legs (2)                            Peripheral Vascular Disease/                         1,300,000                220,000
                                    Thrombosis
A-V Access (3)                      Hemodialysis Graft Thrombosis                          265,000                265,000
Cerebral (4)                        Ischemic Stroke                                      1,070,000                332,000
Coronary (5)                        Embolic Protection in SVG                              306,000                306,000
                                    Intervention
Lungs (5)                           Pulmonary Embolism                                     400,000                200,000
Venous (5)                          Venous Thrombosis                                    1,200,000                144,000

                                                                     Total               9,841,000               2,017000


(1) Marketed under March 1999 FDA approval.
(2) Marketed under April 2000 FDA approval.
(3) Marketed under December 1996 approval.
(4) In investigational clinical trials.
(5) In research and development phase.

     In April 2000, March 1999 and December 1996, the Company received Food and Drug Administration (FDA) clearances to commence U.S. marketing of the AngioJet System, for removal of blood clots in leg arteries, native coronary arteries and coronary bypass grafts and access grafts used by patients on kidney dialysis, respectively.

     During 1996 through 1998 the Company sponsored a randomized clinical trial, VeGAS 2, which compared the AngioJet System with the approved thrombolytic drug, Urokinase(R), in the treatment of intracoronary thrombus. The AngioJet System proved to be medically safe and effective and cost-effective compared to Urokinase. Treatment with AngioJet cost, on average, $5,000 less per patient than did treatment with Urokinase. These results have been presented by physician investigators at major medical meetings and have been published in the October 2001 issue of the American Heart Journal, a peer reviewed publication.

     With respect to other FDA-approved indications, such as peripheral arteries, the Company believes that the AngioJet System offers a unique combination of clinical benefit and cost-effectiveness, when compared with medical management and thrombolytic therapy. While the Company and some physicians have assembled considerable data demonstrating these cost-savings, it is noted that these savings have been documented only in non-randomized patient sets and not in randomized, clinical trials.

     In October 1999, the Company received full FDA approval for its Investigational Device Exemption (IDE) application for the clinical trial (TIME
1) of the AngioJet System in the treatment of acute ischemic stroke. The first patient was enrolled in May 2000. After the first five patients had been treated in the TIME 1 clinical trial for ischemic stroke, a planned review was conducted. This review concluded that the AngioJet NV150 neurocatheter could access the middle cerebral artery where most ischemic strokes occur, and that the device can effectively remove clot from this territory. The review suggested changes to the protocol covering a variety of areas, including patient selection, exclusion criteria, and specifications for physician technique in deploying and moving the device in the cerebral vasculature. Physician reviewers also suggested changes to the device to improve the trackability, flexibility and efficacy profile. In May 2001, the FDA approved the re-start of patient enrollment in the TIME 1 clinical trial. A total of nine patients were enrolled through April 30, 2002. Enrollment was temporarily stopped to address compatibility issues between the AngioJet NV150 catheter and the commercially available microcatheter that was being used to deliver the NV150. These were addressed with the introduction to the trial a new microcatheter developed by the Company specifically to work with the NV150 catheter. Patient enrollment with this new microcatheter is now being restarted. TIME 1 will enroll up to 30 patients at up to eight centers in the U.S. to determine safety of the device for this indication.

     PERMA-SEAL(R) GRAFT. The Perma-Seal Graft is a self-sealing synthetic graft comprised of silicone elastomers, with a winding of polyester yarn encapsulated within its wall, and is manufactured using proprietary electrostatic spinning technology developed by the Company. The Perma-Seal Graft is implanted in kidney dialysis patients to provide necessary vascular access. The Company believes that its Perma-Seal Graft may offer advantages over currently used synthetic grafts because of its needle hole sealing capability. A randomized clinical trial comparing the Perma-Seal Graft to conventional Teflon(R) grafts showed that the Perma-Seal Graft provides access sites with minimal compression time and bleeding as compared to other currently available graft products and, as a result, reduced administrative time and the associated costs per patient. In addition, because of its ability to seal a needle puncture without depending on tissue ingrowth, the Perma-Seal Graft may provide an option for patients who require dialysis immediately after implant. The Company, however, recognizes that the market potential for this product is limited by its FDA-approved labeling, which limits it to use in dialysis patients requiring immediate access for hemodialysis. Due to the limited market potential for this product, the Company made a business decision to focus on the AngioJet System business. The assets associated with this business have been written off, and prior distribution agreements have been terminated. No additional sales are expected for fiscal 2003 and beyond. The Company is not optimistic that the assets can bring significant value in a sale.


Research and Development

     The Company's product developments efforts are focused on product enhancements for existing approved indications, new products for existing indications, new products for new clinical indications, such as ischemic stroke, and general upgrades to the System, such as to the drive unit and pump set. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing process, conduct of clinical trials, and seeking and obtaining governmental approvals. In fiscal 2003, the Company plans to increase its research and development spending from historical levels in order to expand the current realizable market for the AngioJet System, as well as to expand into new areas, such as distal occlusion.

     As of September 30, 2002, the Company employed approximately 19 full-time employees in research and development, including 15 in new product concept screening, prototype building, product and process development and validation, and four in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Minnesota. The Company spent $4,427,000, $4,820,000 and $5,525,000 in fiscal 2002, 2001 and
2000, respectively, on medical product research and development, exclusively related to the AngioJet System.

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

     Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice (GMP) compliance inspections by the FDA and TuV Product Services. TuV is a notified body designated by the European Union competent authorities (Ministries of Health) to determine whether a product can display the CE mark, necessary for marketing in the European Union. We have undergone inspections by the FDA for GMP compliance and the TuV each year since 1998. All marketed Company products distributed in the European community currently carry the CE mark.

     FDA inspections focus on GMP as defined in federal regulation 21 CFR 820. These regulations define standards for the manufacturing and quality systems used to produce medical devices. The FDA has conducted inspections of the Company at regular intervals since 1993, and prior to approval of some the Company marketing applications. Some of these inspections have identified deficiencies in our compliance with certain GMP requirements, including systems to address corrective and preventive actions, complaint processing, design and process validation, material defect trending and use of statistical techniques. Deficiencies found during the inspections have been corrected and subsequently deemed acceptable by the FDA. The risk of non-compliance includes seizure, injunction and/or civil penalties. The Company does not anticipate any adverse FDA action.


Marketing and Sales

     The Company markets its AngioJet System primarily to interventional cardiologists, interventional radiologists and vascular surgeons and secondarily to physician specialty groups, such as nephrologists and osteopaths. Revenue from AngioJet System sales in the United States was approximately 99%, 99%, and 93% of fiscal 2002, 2001, and 2000 revenue, respectively.

     The Company is currently marketing the AngioJet System for coronary applications, peripheral vessel and graft applications and hemodialysis graft thrombosis. The AngioJet System for stroke treatment will be marketed to interventional neuroradiologists, neurologists and interventional cardiologists as FDA marketing approvals are obtained.

     The AngioJet System is currently marketed by a direct sales force in the United States, consisting entirely of Company employees. A single sales force calls on all the distinct specialties listed above; we do not have specialized coronary or peripheral sales personnel, for example.

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

     Promotional activities by the Company are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. The Company believes that publications in medical journals and presentations at medical meetings are important to encourage broad acceptance of its products. Other marketing activities include medical journal advertising, participating in medical meetings, and supporting physician course and studies designed to gather clinical and cost effectiveness data of the Company's products compared to conventional treatment.


Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The patents held and applied for by the Company describe method and apparatus claims related to thrombectomy and atherectomy devices, as well as method and apparatus claims related to the design and use of synthetic vascular grafts. The Company no longer considers the graft patents as material to its business going forward. The Company holds eleven United States patents and four foreign patents relating to the AngioJet System. Of the eleven U.S. patents, seven were filed between 1990 and 1995 and are valid for 17 years following issuance. The remaining four were filed in or after 1998 and are valid for 20 years following their filing dates. In addition, the Company has 14 United States and 22 foreign patent applications pending relating to the AngioJet System. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.

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

     The AngioJet System is a device for the rapid, safe and effective removal of intravascular thrombus from native coronary vessels and saphenous vein grafts, kidney dialysis access grafts, and leg arteries. The AngioJet System has a unique profile of safety, clinical effectiveness, and cost-effectiveness. In general, it competes against pharmacological dissolution of the thrombus using thrombolytics or glycoprotein IIb/IIIa inhibitors, mechanical removal using other devices, and against surgical revision of grafts. Drugs take time, do not work in a significant number of cases, have deleterious side effects and are expensive. Drugs are, however, easy to administer, particularly in an emergency room setting or in a community hospital that lacks interventional facilities. In general, drugs have the biggest market share among the set of procedures which constitute our potential markets.

     For native coronary arteries and coronary bypass grafts, there is no other currently approved mechanical device for clot removal, or thrombectomy. In the peripheral arteries, there is no other FDA-approved mechanical device. In the A-V access area, there are numerous mechanical devices, under many different trade names; no individual device has a dominant share of the market. This market is extremely price sensitive, so devices do not necessarily gain share because of improved performance and effectiveness alone.


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

     The Perma-Seal Dialysis Access Graft was FDA-approved for marketing under a PMA in September 1998.

     The Company's manufacturing and quality systems are also subject to FDA regulations requiring compliance with the FDA's current Good Manufacturing Practice ("GMP"). The FDA conducts periodic on-site inspections of manufacturing facilities. The Company has successfully undergone several such inspections in the past. The Company is obliged to address any deficiency noted during such inspections. If the FDA notices violations of applicable regulations, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

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


Employees

     As of September 30, 2002, the Company had 215 full-time employees, four part-time employees and three contract employees. Of these full-time employees, 19 are in research and development, 86 are in manufacturing and production, twelve are in quality assurance, six are in facilities/maintenance, 75 are in sales and marketing and 17 are in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

     Item 2. Properties:

     The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of controlled environment manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

     The Company leases approximately 800 square feet of office space at 1513 Johnson Ferry Road, Marietta, Georgia. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

     Management believes these properties to be in good condition and that they are adequate and suitable for the Company's foreseeable needs.

     Item 3. Legal Proceedings:

None

     Item 4. Submission of Matters to a Vote of Security-Holders:

None

     Item 4A Executive Officers of the Registrant:


        Name            Age                      Position

  Robert G. Dutcher     57      Chairman, President and Chief Executive Officer

  Eapen Chacko          54      Chief Financial Officer and Vice President,
                                Finance and Investor/Public Relations


  Irving R. Colacci     49      Vice President, Legal Affairs and Human
                                Resources General Counsel and Secretary

  James D. Gustafson    46      Vice President, Technology, Product Development
                                and Quality Systems

  Shawn McCarrey        44      Vice President, U.S. Sales

  T. V. Rao             59      Vice President, Marketing and Worldwide Sales

  Robert J. Scott       57      Vice President, Manufacturing Operations

     Robert G. Dutcher served as Executive Vice President of the Company from June 1992 until October 1993. He has served as President and Chief Executive Officer since October 1993. Mr. Dutcher was elected to Chairman of the Board in December 2001.

     Eapen Chacko has served as Chief Financial Officer, Vice President of Finance and Investor/Public Relations since September 2000. Mr. Chacko joined the Company in September 1999 as Vice President of Investor/Public Relations. Mr. Chacko was Director of Investor Relations for Fingerhut Companies, Inc., a catalog and Internet marketer.

     Irving R. Colacci joined the Company in 1988 as Secretary and Corporate Counsel. Since 1993, he has served as General Counsel and Vice President, Legal Affairs and Human Resources.

     James D. Gustafson has served as Vice President of the Company since January 1, 1994 and has been responsible for Quality Assurance and Regulatory/Clinical Affairs for the Company since June 1993. In August of 2001, Mr. Gustafson assumed responsibility for the Company's technology and product development functions.

     Shawn F. McCarrey joined the Company as Director of U.S. Sales in December 1998, and became Vice President of U.S. Sales in April 2001. Prior to joining the Company, Mr. McCarrey served in a variety of sales positions with USCI, a subsidiary of C.R. Bard, Inc.from January 1982 until 1998.

     T.V. Rao joined the Company in June 1998 as Vice President and General Manager of the AngioJet System business, and currently holds the position of Vice President of Sales and Marketing. Prior to joining the Company, Mr. Rao served as Vice President of Sales and Marketing for Angeion Corporation from 1995 until 1998, Vice President of Brunswick Biomedical from 1994 to 1995, and Director of Product Management at Medtronic, Inc. from 1990 to 1994.

     Robert J. Scott has served as Vice President of Manufacturing Operations of the Company since 1993.

                                     PART II

     Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters:

     The Company had 1,402 common shareholders of record at July 31, 2002. The common stock is traded on the Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2002 and 2001 are presented below:

                                        2002                      2001
                                 High           Low         High         Low
         QUARTER:
                  First         $14.70        $ 9.85       $ 8.88       $5.50
                  Second         19.00         13.00         8.13        3.75
                  Third          21.15         14.19         6.35        3.94
                  Fourth         15.10          8.91        13.11        6.10

     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.


     Item 6. Selected Financial Data:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,

In Thousands Except per Share Data                           2002            2001          2000            1999            1998

INCOME STATEMENT DATA:
  Operating revenues................................       $42,471         $30,001      $ 20,552        $ 13,210       $   6,158
  Net income (loss):
     Before income taxes............................         6,256          (3,304)      (10,590)        (12,021)        (11,969)
     After income taxes.............................        17,782          (3,304)      (10,590)        (12,021)        (11,969)
  Net income (loss) per common share - basic:
     Before income taxes                                       .37            (.20)         (.67)           (.90)           (.98)
     After income taxes.............................          1.04            (.20)         (.67)           (.90)
    (.98)
  Net income (loss) per common share - diluted:
     Before income taxes............................           .34            (.20)         (.67)           (.90)           (.98)
     After income taxes.............................           .96            (.20)         (.67)           (.90)           (.98)
  Weighted average shares outstanding -
     Basic..........................................        17,079          16,739        15,697          13,356          12,191
     Diluted........................................        18,602          16,739        15,697          13,356          12,191

BALANCE SHEET DATA:
  Working capital...................................       $25,038         $14,405      $ 16,788         $13,530         $16,598
  Total assets......................................        44,689          22,009        25,004          19,821          23,897
  Long-term debt, excluding current maturities......          --              --               7             100          11,493
  Shareholders' equity..............................        39,754          18,071        20,495          16,315           8,744



     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. Our forward-looking statements that may occur in company communications include statements regarding the Company's ability to increase sales of disposable and capital equipment; its ability to obtain additional FDA approvals; the ability to open up new foreign markets, such as Japan; customer responses to the Company's marketing strategies; future revenue levels, gross margins, expense levels; ability to retain and motivate skilled employees especially sales positions; deferred tax asset valuation allowance; earnings per share; future equity financing needs and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment and trends toward managed care; changes in supplier requirements by group purchasing organizations; delays, unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products and compounds that may make our products obsolete; sudden restrictions in supply of key materials and deterioration of general market and economic conditions. We also caution you not to place undue reliance on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject set forth in the risk factors included in
Exhibit 99 to the Company's Form 10-K for the year ended July 31, 2002 as filed with the Securities and Exchange Commission.

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

     The Company operates in one business segment -- the manufacture and sale of medical devices. Possis Medical, Inc. evaluates revenue performance based on the total revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     The Company generates revenue from the sale of its products. The resulting cash flow, together with the net proceeds from the Company's debt and equity offerings, has been used to fund the Company's operations, including research and development related to its products. Approximately 99% of fiscal 2002 revenues were from product sales in the United States. The importance of United States revenue generation is expected to continue for the foreseeable future.


Critical Accounting Policies

     The consolidated financial statements include accounts of the Company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company's most critical accounting policies are those described below. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. For a detailed discussion of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.

Revenue Recognition

     Revenues associated with products that are already maintained at customer locations are recognized when the Company receives a valid purchase order from the customer. At this time, ownership and risk of loss is transferred to the customer. Revenues associated with products that are not maintained at the customer locations are recognized and title and risk of loss is transferred to the customer when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized.

Allowance for Returns

     Accounts  receivable  are  reduced  by an  allowance  for items that may be returned in the future. The estimated allowance for returns is based upon historical experience, information received from our customers and on assumptions that are believed to be reasonable under the circumstances. Management, on a quarterly basis, evaluates the adequacy of the allowance for returns. Management believes the amount of the allowance for returns is appropriate; however, actual returns incurred could differ from the original estimate, requiring adjustments to the allowance.

Allowance for Doubtful Accounts

     Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. Substantially all of the Company's receivables are due from health care facilities located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and creditworthiness of each customer. Management, on a quarterly basis, evaluates the adequacy of the allowance for doubtful accounts. Management believes the amount of the allowance for doubtful accounts is appropriate; however, nonpayment of accounts could differ from the original estimate, requiring adjustments to the allowance.

Inventories

     Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down to market the value of inventory deemed excess or obsolete.

Warranty Reserve

     The Company provides a one-year limited warranty on its AngioJet System drive unit and a limited warranty on AngioJet System disposable products. The warranty reserve is established at the time products are sold and is based upon historical frequency of claims relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty.
Management, on a quarterly basis, evaluates the adequacy of the warranty reserve. Management believes the amount of the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimate, requiring adjustments to the reserve.

Deferred Tax Asset Valuation Allowance

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for six quarters, including the fourth quarter of fiscal 2002. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income.

     Based on the previous two full years' operating results projected forward, the Company has reduced its valuation allowance on the deferred tax asset by $12,269,000. Management will continue to assess the likelihood that the balance of the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly. The Company expects that if operations continue to improve in fiscal 2003, the remaining valuation allowance will be reduced to zero by the end of fiscal 2003.


Results of Operations

Fiscal Years Ended July 31, 2002, 2001 and 2000

     Total product sales for fiscal 2002 increased $12,470,000, or 42%, to $42,471,000, compared to $30,001,000 in fiscal 2001. Total product sales for fiscal 2001 increased $9,449,000, or 46%, to $30,001,000, compared to
$20,552,000 in fiscal 2000. The Company recorded pre-tax net income of $6,256,000, or $0.34 per diluted share, for fiscal 2002. This compared to a net loss of $3,304,000, or $0.20 per diluted share, in fiscal 2001 and a net loss of $10,590,000, or $0.67 per diluted share, in fiscal 2000. In fiscal 2002, the Company recorded a benefit for income taxes in the amount of $11,526,000 due to the reduction of the deferred tax asset valuation allowance. This resulted in net income after income taxes in fiscal 2002 of $17,782,000, or $0.96 per diluted share.

Revenue - AngioJet System

     U.S. AngioJet System revenue for fiscal 2002 increased $12,480,000, or 42%, to $42,033,000 compared to $29,553,000 in fiscal 2001. U.S. AngioJet System revenue for fiscal 2001 increased $10,400,000 or 54%, to $29,553,000 compared to $19,153,000 in fiscal 2000. The Company markets the AngioJet Rheolytic Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital) that powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the AngioJet System revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with additional labeling claims. During fiscal 2002, 2001 and 2000, the Company began U.S. marketing of four new catheters for the removal of blood clots in leg (peripheral) arteries; the XVG 135 in April 2002, the XMI 135 in March 2001, the Xpeedior 100 in May 2000 and the LF140 in April 2000. In addition, the Company received clearance to market the Company's XMI catheter for coronary use in December 2001 and it's Xpeedior 60 catheter for removal of blood clots from dialysis access grafts in April 2000. The XVG, XMI and Xpeedior catheters feature its proprietary
Cross-Stream Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     As of July 31, 2002, the Company had a total of 863 domestic AngioJet System drive units in the field, compared to 669 and 493 at the end of the previous two years. During fiscal 2002, the Company sold approximately 33,300 catheters and pump sets versus approximately 25,200 in fiscal 2001 and 16,100 in fiscal 2000. This represents a 32% and 57% increase in unit catheters sales from the previous years. During the fiscal years ended July 31, 2002, 2001 and 2000, the Company sold 161, 160 and 138 AngioJet System drive units worldwide, respectively. The number of AngioJet System drive unit sales in fiscal 2002 and 2001 resulted from a continued increase in market penetration and the overall acceptance of the AngioJet System by physicians.

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

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional Food and Drug Administration (FDA) approved product uses, introduction of new catheter models for existing indications, introduction of AngioJet System-related products, more face-time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.


     Foreign sales of the AngioJet System were $438,000 in fiscal 2002, $372,000 in fiscal 2001 and $393,000 in fiscal 2000. The limited foreign sales are primarily due to cost constraints in overseas markets. In foreign markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare (MHW). The Company believes that we have assembled all the information required by the MHW in support of our LF140 coronary catheter submission. Our prospective Japanese distributor must make the submission of this information in response to the last set of questions from MWH. Our prospective Japanese distributor will make this submission dependent on reaching a commercial agreement with the Company. The Company is currently negotiating with its prospective Japanese distributor to resolve key issues relating to regulatory submissions, ownership of regulatory approvals for our coronary products and distribution following regulatory approval.

     The Company believes that the treatment of blood clots in the coronary vessels, peripheral vessels, vessels in the brain and vascular grafts, provide significant worldwide marketing opportunities for the AngioJet System.

Revenue - Vascular Grafts

     Revenue from Perma-Seal(R)Dialysis Access Grafts was $75,000 in fiscal 2001 and $1,006,000 in fiscal 2000. The Company received no revenue in fiscal 2002 from Perma-Seal Dialysis Access Grafts. In September 1998 the Company received FDA marketing approval for its Perma-Seal Dialysis Access Graft. In December 1998, the Company entered into an exclusive worldwide supply and distribution agreement for its Perma-Seal Dialysis Access Graft. The distributor defaulted under the agreement by failing to comply with contractually obligated levels of product purchases and with payment schedules. In November 2000, the distributor indicated its desire to terminate the distribution agreement and return unsold product. The Company has settled all outstanding litigation with the Perma-Seal distributor, and has terminated the distribution relationship. The settlement had no impact on the financial statements as the related accounts receivable balances had been appropriately written down in prior periods. No additional sales of Perma-Seal Dialysis Access Grafts are expected.

     The assets of this business have been written off, and the Company is not optimistic that the assets can bring significant value in a sale.

Cost of Medical Products

     Cost of medical products, compared to prior years, increased 8% in fiscal 2002 and 16% in fiscal 2001. The increases are primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $11,517,000 in fiscal 2002 and $7,852,000 in fiscal 2001, over the prior year. The gross margin percentage in fiscal 2002 was 70% compared to 61% in fiscal 2001 and 51% in fiscal 2000. The improvement in gross margins was driven by higher volumes of XMI, XVG and Xpeedior catheters that carry higher margins than the catheters they replaced and an improvement in the XMI, XVG and LF140 product catheter mix in the year ended July 31, 2002. The Company believes that gross margins will continue to improve as product sales and related volumes continue to grow and as product and process improvements are made.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2,126,000 in fiscal 2002 and $1,165,000 in fiscal 2001, as compared to prior periods. The primary factors for the expense increase for fiscal 2002 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased commission expense due to increased AngioJet System product sales, increased marketing fees for the national purchasing contracts, increased patient enrollment in the Company's marketing studies and an increase in management and key employee cash compensation. The primary factors for the expense increase for fiscal 2001 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased commission expense due to increased AngioJet System product sales, increased marketing fees for the national purchasing contracts, and increased computer and software depreciation. In fiscal 2001, expense increases were partially offset by the reduction in costs related to a work force reduction in January 2001, a 2001 Special Equity Compensation Program, discussed in the next paragraph, and a reduction in sales product demonstrations and samples. The Company expects that the current U.S. sales force will be sufficient to continue to grow sales and service the current customer base for the Company's AngioJet System through fiscal 2003.

     The Company issued stock option awards totaling 1,800,865 shares in fiscal 2001. In August 2000, stock option awards of 443,800 were issued that related to the Company's fiscal 2000 performance, since the fiscal 2000 year ended in July. In fiscal 2001, the Company was faced with two issues: 1) potential of additional dilutive financing due to the prospect of continuing losses, and 2) the hiring away of key employees by competitors. Consequently, 403,885 net stock option awards were issued to conserve cash and reduce expenses. These stock option awards reduced management and key employee cash compensation and sales commission by approximately $810,000. An additional 733,800 stock option awards were issued to retain management and key employees in fiscal 2001. Of the 733,800 stock option awards, 539,800 relate to fiscal 2001 performance stock option awards that are normally issued in August 2001, subsequent to fiscal 2001 year-end. Accelerating these awards was, in the opinion of management, a necessary and effective retention tool to ensure the continuity of business growth and the achievement of profitability goals.

Research and Development Expenses

     Research and development expense decreased 8% in fiscal 2002 and 13% in fiscal 2001, as compared to prior periods. The decreases in fiscal 2002 and 2001 are due to the timing of outlays in different stages of development of new AngioJet System applications and related products. The Company believes that research and development expense for AngioJet System applications and related products will increase in fiscal 2003 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products including clinical trials.

Interest Income

     Interest income decreased $224,000 in fiscal 2002 from fiscal 2001 due to declining market interest rates. Interest income decreased $107,000 in fiscal 2001 from fiscal 2000 due to use of cash to fund operations. The Company expects interest income to increase slightly in fiscal 2003 as compared to fiscal 2002 due to an anticipated increase in cash and cash equivalents.

Benefit For Income Taxes

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for six quarters, including the fourth quarter of fiscal 2002. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company has reduced its valuation allowance on the deferred tax asset by $12,269,000. $11,526,000 is recorded as a tax benefit in fiscal 2002. The remaining $743,000 relates to disqualified stock options that are recorded in the Consolidated Statement of Changes in Shareholders' Equity. Management will continue to assess the likelihood that the balance of the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. The Company expects that if operations continue to improve in fiscal 2003, the remaining valuation allowance will be reduced to zero by the end of fiscal 2003.

Effects of Inflation

     Due to the low rate of inflation and small changes in prices there has been very little effect on the Company's net revenues and net income from operations as of fiscal 2002. Net income from operations has been slightly affected due to higher employment costs.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled approximately $18,557,000 at July 31, 2002 compared to $9,516,000 at July 31, 2001. The primary factors in the increase were cash provided by operations of $6,966,000 and the issuance of stock and exercise of stock options and warrants of $2,997,000, which was partially offset by capital expenditures of $903,000.

     During fiscal 2002, cash provided by operating activities was $6,966,000, which resulted primarily from $17,782,000 net income, depreciation of $2,119,000, stock compensation expense of $187,000, write-down due to the impairment of assets of $70,000, and an increase in accrued liabilities of $1,140,000. The net cash provided by operations was partially offset by an expense reimbursement from a city government of $84,000, an increase in receivables of $1,605,000, an increase in inventories of $635,000, an increase in other current assets of $420,000, an increase in deferred tax assets of $11,526,000 and a decrease in accounts payable of $59,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The increase in accrued liabilities was due to the timing of the payments and the increase in accrued corporate incentives. The expense reimbursement from a city government of $84,000 relates to debt forgiven by the city government due to the Company achieving minimum headcount employment objectives. The $1,605,000 increase in receivables was due to increase in revenue in fiscal 2002 as compared to fiscal 2001. Inventory increased due to the increase in demand for the AngioJet System. The increase in other current assets was due to the increase in prepaid insurance and a grant receivable. The Company received a grant from the National Institute of Neurological Disorders and Stroke in the amount of $248,000. The grant helped fund development of the AngioJet NV150 catheter for ischemic stroke. The Company received the grant funds subsequent to July 31, 2002. Deferred tax assets increased due to the reduction of the valuation allowance. The $59,000 decrease in trade accounts payable was due to timing of year-end payables. Cash used in investing activities was $903,000 for the purchase of property and equipment. Net cash provided by financing activities was $2,971,000, which resulted from the cash received in connection with the issuance of stock and exercise of stock options and warrants of $2,997,000.


     During fiscal 2001, cash used in operating activities was $2,755,000, which resulted primarily from the $3,304,000 net loss, an expense reimbursement from a city government of $102,000, an increase in receivables of $1,328,000, and a decrease in trade accounts payable of $595,000, partially offset by non-cash charges, a decrease in inventories, and an increase in accrued liabilities totaling $2,638,000. The expense reimbursement from a city government of $102,000 relates to debt forgiven by the city government due the Company achieving minimum headcount employment objectives. The $1,328,000 increase in receivables was due to increase in revenue in fiscal 2001 as compared to fiscal 2000. The $595,000 decrease in trade accounts payable was due to timing of year-end payables, especially for software and computer upgrades. The decrease in inventories of $218,000 was due to record sales, implementation of lean manufacturing initiatives and the write-down of certain raw material inventories related to the LF140 catheter during the fourth quarter of fiscal 2001. Cash provided by investing activities was $22,545,000 of proceeds from the maturity of marketable securities, offset by purchase of marketable securities of $13,628,000 and the purchase of property and equipment of $1,334,000. Net cash provided by financing activities was $633,000, which resulted from the cash received in connection with the issuance of stock and exercise of stock options of $638,000.

     During fiscal 2000, cash used in operating activities was $8,818,000, which resulted primarily from the $10,590,000 net loss and a $1,231,000 increase in inventory, partially offset by non-cash charges, a decrease in receivables, and an increase in accounts payable totaling $3,044,000. The $1,231,000 increase in inventories was due to the increase in the number of evaluation drive units in the field as of July 31, 2000 as compared to July 31, 1999 and due to the expected increase in future AngioJet System revenue. The $123,000 decrease in receivables was due to reduction in days sales outstanding for U.S. AngioJet System receivables as of July 31, 2000 as compared to July 31, 1999. The $1,037,000 increase in accounts payable was due to the purchasing of software and computers toward the end of fiscal 2000. The capital expenditures were paid in August 2000. Cash used in investing activities was $10,756,000, which resulted from the purchase of marketable securities of $24,122,000 and the purchase of property and equipment of $1,852.000, partially offset by the proceeds from the maturity of marketable securities of $15,205,000. Net cash provided by financing activities was $14,476,000, which resulted from the net proceeds of the $14,019,000 private placement offering and the exercise of stock options of approximately $500,000.

Outlook

     The Company expects that overall revenue from the AngioJet System, primarily in the United States, will be in the range of $53 million to $57 million in fiscal 2003. Gross margin for fiscal 2003 is expected to be between
70% and 75% of total sales. The Company expects selling, general and administrative expenses to increase in fiscal 2003 due to anticipated growth in revenue. Research and development expenditures are expected to increase from the fiscal 2002 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects diluted earnings per share before taxes for the full year in the range of $0.50 to $0.60. The net income after tax diluted earnings per share is estimated to be in the range of $0.31 to $0.38, not including any potential tax benefit related to a further reduction of the deferred tax asset valuation allowance. The quarterly revenue progression will be affected by the timing of new product introductions as well as the timing of expenses related to marketing and clinical trials. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.


     Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.


     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of July 2002, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     The Company does not have any debt or off balance sheet liabilities.


     Item 8. Financial Statements and Supplementary Data:


Report of Management

     Management of Possis Medical Inc., is responsible for the integrity of the financial information presented in this 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Where necessary, they reflect estimates based on management's judgment.

     Management relies upon established accounting procedures and related systems of internal control for meeting its responsibilities to maintain reliable financial records. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's intentions.

     The Audit Committee of the Board of Directors meets regularly with management and its independent accountants to discuss audit scope and results, internal control evaluations, and other accounting, reporting, and financial matters. The independent accountants have access to the Audit Committee without management's presence.


/s/
Robert G. Dutcher
Chairman, President and Chief Executive Officer



/s/
Eapen Chacko
Vice President of Finance and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT





To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the Company) as of July 31, 2002 and 2001 and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Minneapolis, Minnesota
September 12, 2002

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                      July 31, 2002           July 31, 2001
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents (Note 1)..................................              $18,556,663              $ 9,515,751
     Trade receivables (less allowance for doubtful
          accounts and returns of $582,000 and
          $659,000, respectively)........................................                5,873,358                4,268,114
     Inventories (Note 1)................................................                4,134,817                4,216,629
     Prepaid expenses and other assets...................................                  762,615                  342,995
     Deferred tax asset (Note 3).........................................                  646,000                     --
               Total current assets......................................               29,973,453               18,343,489

PROPERTY AND EQUIPMENT, net (Notes 1 and 2)..............................                3,092,644                3,665,751

DEFERRED TAX ASSET (Note 3)..............................................               11,623,000                     --

TOTAL ASSETS.............................................................              $44,689,097              $22,009,240



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable..............................................              $ 1,262,711              $ 1,321,485
     Accrued salaries, wages, and commissions............................                2,471,557                1,532,912
     Current portion of long-term debt (Note 2)..........................                     --                     94,310
     Other liabilities...................................................                1,200,763                  989,556
              Total current liabilities..................................                4,935,031                3,938,263

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 4):
     Common stock-authorized, 100,000,000 shares
         of $0.40 par value each; issued and outstanding,
          17,274,222 and 16,822,023 shares, respectively.................                6,909,689                6,728,809
     Additional paid-in capital..........................................               78,385,073               75,411,387
     Unearned compensation...............................................                  (18,900)                 (22,700)
Retained deficit.........................................................              (45,521,796)             (64,046,519)
          Total shareholders' equity.....................................               39,754,066               18,070,977

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................              $44,689,097              $22,009,240



See notes to consolidated financial statements.




                                                POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        YEARS ENDED JULY 31




                                                                              2002                 2001                2000


Products sales (Note 8)       ....................................        $42,470,693          $30,000,547        $ 20,551,704

Cost of sales and other expenses:
     Cost of medical products ....................................         12,689,835           11,736,253          10,139,799
Selling, general and administrative...............................         19,352,991           17,227,164          16,062,207
Research and development..........................................          4,426,663            4,820,037           5,525,431

         Total cost of sales and other expenses...................         36,469,489           33,783,454          31,727,437

Operating income (loss)...........................................          6,001,204           (3,782,907)        (11,175,733)
Interest income...................................................            254,519              478,496             585,352

Net income (loss) before income taxes.............................          6,255,723           (3,304,411)        (10,590,381)

Benefit for income taxes (Note 3).................................         11,526,000                 --                  --

Net income (loss).................................................        $17,781,723          $(3,304,411)       $(10,590,381)





Net income (loss) per common share:
     Basic      ..................................................              $1.04                $(.20)              $(.67)
     Diluted    ..................................................              $ .96                $(.20)              $(.67)

Weighted average number of common shares outstanding:
     Basic      ..................................................         17,078,759           16,739,277          15,697,135
     Diluted    ..................................................         18,602,156           16,739,277          15,697,135
























See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31



                                                                             2002                  2001                2000

OPERATING ACTIVITIES:
    Net income (loss) ................................................    $17,781,723           $(3,304,411)       $(10,590,381)
    Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
    Depreciation......................................................      2,119,240             1,950,533           1,195,848
    Stock compensation expense........................................        186,940               196,199             271,534
    Expense reimbursement from city government........................        (83,866)             (101,938)               --
    Writedown due to impairment of assets.............................         70,000                87,582             338,922
    (Gain) loss on disposal of assets.................................         (3,850)                8,564               6,345
    Amortization......................................................           --                     --               72,000
    (Increase) decrease in trade receivables..........................     (1,605,244)           (1,327,617)            122,814
    (Increase) decrease in inventories................................       (635,188)              217,959          (1,230,513)
    Increase in other current assets..................................       (419,620)              (64,504)            (30,584)
    Increase in deferred tax assets...................................    (11,526,000)                 --                  --
    (Decrease) increase in trade accounts payable.....................        (58,774)             (594,578)          1,036,890
    Increase (decrease) in accrued and other current liabilities......      1,140,205               177,499             (10,489)
      Net cash provided by (used in) operating activities.............      6,965,566            (2,754,712)         (8,817,614)
INVESTING ACTIVITIES:
    Additions to property and equipment...............................       (902,627)           (1,334,142)         (1,851,510)
    Proceeds from sale of fixed assets................................          7,344                 1,402              13,192
    Proceeds from sale/maturity of marketable securities..............           --              22,545,000          15,205,000
    Purchase of marketable securities.................................           --             (13,627,749)        (24,122,251)
      Net cash (used in) provided by investing activities.............       (895,283)            7,584,511         (10,755,569)
FINANCING ACTIVITIES:
    Proceeds from issuance of stock and exercise
         of options and warrants......................................      2,997,151               637,941          14,480,598
    Repayment of long-term debt.......................................        (26,522)               (5,418)             (4,990)
      Net cash provided by financing activities.......................      2,970,629               632,523          14,475,608
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS..................................................      9,040,912             5,462,322          (5,097,575)
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR...........................................................      9,515,751             4,053,429           9,151,004
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................    $18,556,663           $ 9,515,751        $  4,053,429

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Disqualified stock options............................................    $   743,000           $      --          $       --
Issuance of restricted stock..........................................         36,000                23,900              59,000
Accrued payroll taxes related to restricted stock.....................        (12,600)               46,643              18,080
Inventory transferred to fixed assets.................................           --                    --                23,280
Cancellation of restricted stock......................................           --                    --                 1,977







See notes to consolidated financial statements.

                                               POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF
                                                  CHANGES IN SHAREHOLDERS' EQUITY



                                                                                     Unearned
                                             Common Stock           Additional         Stock
                                        Number of                    Paid-in          Compen-       Retained
                                         Shares          Amount      Capital          sation         Deficit            Total

BALANCE AT JULY 31, 1999...........    14,998,360    $5,999,344    $60,608,623       $(141,467)   $(50,151,727)      $16,314,773
    Employee stock purchase plan...        51,999        20,800        270,180            --              --             290,980
    Stock options issued to
      directors and physicians
      (Note 4)                               --            --           97,853            --              --              97,853
    Stock options exercised                58,682        23,473        147,634            --              --             171,107
    Stock grants...................         5,000         2,000         37,000         (59,000)           --             (20,000)
    Unearned stock compensation
      amortization.................          --            --             --           173,681            --             173,681
    Stock retired..................        (7,148)       (2,860)        38,963           1,977            --              38,080
    Private placement
      stock offering...............     1,594,049       637,620     13,380,892            --              --          14,018,512
    Net loss.......................          --            --             --              --       (10,590,381)      (10,590,381)
BALANCE AT JULY 31, 2000...........    16,700,942     6,680,377     74,581,145         (24,809)    (60,742,108)       20,494,605

    Employee stock purchase plan...        52,493        20,997        160,128            --              --             181,125
    Stock options issued to
      directors and physicians
      (Note 4).....................          --            --          170,190            --              --             170,190
    Stock options exercised........        72,127        28,851        427,965            --              --             456,816
    Stock grants...................         5,000         2,000         13,500         (23,900)           --              (8,400)
    Unearned stock compensation
      amortization.................          --            --             --            26,009            --              26,009
    Stock retired..................        (8,539)       (3,416)        58,459            --              --              55,043
    Net loss.......................          --            --             --              --        (3,304,411)       (3,304,411)
BALANCE AT JULY 31, 2001...........    16,822,023     6,728,809     75,411,387         (22,700)    (64,046,519)       18,070,977

    Employee stock purchase plan...        63,242        25,297        213,023            --              --             238,320
    Stock options issued to
      directors and physicians
      (Note 4).....................          --            --          147,140            --              --             147,140
    Stock options and
      warrants exercised...........       387,708       155,083      2,603,748            --              --           2,758,831
    Stock grants...................         2,124           850         22,550         (36,000)           --             (12,600)
    Unearned stock compensation
      amortization.................          --            --             --            39,800            --              39,800
    Stock retired..................          (875)         (350)       (12,775)           --              --             (13,125)
    Disqualified stock options.....          --            --             --              --           743,000           743,000
    Net income.....................          --            --             --              --        17,781,723        17,781,723
BALANCE AT JULY 31, 2002...........    17,274,222    $6,909,689    $78,385,073        $(18,900)  $(45,521,796)       $39,754,066


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business Possis Medical, Inc. (the Company) is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 46 years. In 1990, the Company decided to focus on medical products and changed its name to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. Possis Medical received AngioJet Rheolytic Thrombectomy System U.S. marketing approval for use in arterio-venous (AV) access hemodialysis grafts in December 1996, for use in native coronary arteries and coronary bypass grafts in March 1999, and for use in leg arteries in April 2000.

     The Company's thrombectomy products utilize new technology and the production processes and equipment used to manufacture them are unique and have been designed and constructed by Company employees. In addition, the medical device industry is subject to the laws and oversight of the United States Food and Drug Administration as well as non-U.S. regulatory bodies in countries where the Company does business.

     Basis of Consolidation The consolidated financial statements include the accounts of Possis Medical, Inc. and its wholly-owned subsidiaries: Possis Holdings, Inc., JEI Liquidation, Inc. (Jet Edge) and Possis Medical Europe B.V., after elimination of intercompany accounts and transactions.

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

     Inventories Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances at July 31 were as follows:

                                              2002             2001

     Finished goods..................      $1,444,973       $1,935,590
     Work-in-process.................         805,911        1,432,536
     Raw materials...................       1,883,933          848,503

                                           $4,134,817       $4,216,629

     Property and Equipment Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives at July 31 were as follows:

                                         2002           2001          Life
   Leasehold improvements             $1,454,833     $1,454,833   10 years
   Equipment                           7,536,959      6,814,596   3 to 10 years
   Assets in construction                138,271        255,502   N/A
                                       9,130,063      8,524,931
   Less accumulated depreciation       6,037,419      4,859,180
   Property and equipment - net       $3,092,644     $3,665,751


     Goodwill Goodwill was being amortized on a straight-line basis over 13-1/2 years, based on the remaining life of patent rights related to the Perma-Flow Graft acquired in 1988. As of July 31, 2000, the value of goodwill was determined to be impaired, and the remaining balance of $125,922 was written off as of July 31, 2000.

     Impairment of Long-Lived Assets In fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Financial Accounting Standards Board (FASB) issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are to be applied prospectively. There was no impact on the Company's financial statements due to adoption of SFAS No. 144. Impairment of long-lived assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized, based on the difference between the carrying value and the fair market value of an asset, when the estimated future undiscounted cash flows from the asset are less than the carrying value of the asset. In fiscal 2002 and 2001, the Company wrote down $70,000 and $87,582 of a fixed asset (included in selling, general and administrative expense). The value of this fixed asset was determined to be impaired due to the unlikely continued use of this fixed asset. The Company wrote the asset down to net realizable value. In fiscal 2000, the Company wrote down $213,000 of fixed assets (included in cost of goods sold) and $125,922 of goodwill (included in selling, general and administrative expense) related to the Company's vascular graft business. The value of these vascular assets was determined to be impaired due to the reduction of sales by the Company's vascular graft distributor.

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

     Shipping and Handling In fiscal 2001, the Company adopted Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Costs." EITF 00-10 requires all amounts billed to customers in a sales transaction related to shipping and handling to be classified as product sales. The Company records costs related to shipping and handling in cost of medical products. Prior period product sales and cost of medical products have been adjusted for this change, which had no effect on previously reported net losses.

     Fair Value of Financial Instruments The carrying value of all financial instruments approximates fair value due to the short-term nature of the instruments.

     Income (Loss) Per Share Income per share for fiscal 2002 and loss per share for fiscal 2001 and fiscal 2000 is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Warrants and options representing 373,468, 3,826,089 and 2,549,264 shares of common stock at July 31, 2002, 2001 and 2000, respectively, have been excluded from the computations because their effect is antidilutive.

     Reclassifications Certain reclassifications have been made to the fiscal 2001 and fiscal 2000 financial statements to conform to the presentation used in the fiscal 2002 financial statements. The reclassifications had no effect on shareholders' equity or net losses as previously reported.

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


     Accounting for Asset Retirement Obligations In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143
requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for the Company in fiscal 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.


     2. LONG-TERM DEBT

    Long-term debt at July 31, 2002 and 2001 is as follows:

                                                                                        2002             2001

    Note payable, interest at 4.5%, interest and principal due June
      1999 and August 2001, collateralized by the Company's equipment..........     $    --            $87,500
    Notes payable - other .....................................................          --              6,810

                                                                                         --             94,310
    Less current maturities
                                                                                         --             94,310
                                                                                    $    --            $   --


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

     3. INCOME TAXES

     At July 31, 2002, the Company had net operating loss carryforwards of approximately $53,378,000 for federal tax purposes, which expire in 2010 through 2021, and $15,587,000 for Minnesota tax purposes, which expire in 2010 through 2016.

     In addition, at July 31, 2002, the Company has approximately $2,408,000 and $772,000 in federal and state tax credits, respectively, substantially all of which are research and development tax credits, which expire from 2003 through 2019, and approximately $65,000 alternative minimum tax credit which does not expire.


     Deferred tax assets and liabilities as of July 31, 2002 and 2001 are described in the table below.

                                                                                          2002                       2001

     Current assets (liabilities):
     Allowance for doubtful accounts and returns.........................             $   271,000              $     298,000
     Inventory...........................................................                 188,000                    252,000
     Employee compensation and benefits..................................                 126,000                    111,000
     Other  .............................................................                  61,000                     79,000
                                                                                          646,000                    740,000
     Valuation allowance.................................................                    --                     (740,000)
     Net    .............................................................             $   646,000              $        --


     Long-term assets:
     Net operating losses................................................             $19,219,000                $20,710,000
     Amortization of patents.............................................                 532,000                    459,000

     Tax credits.........................................................               2,421,000                  2,421,000
     Depreciation........................................................                 (31,000)                   (99,000)
                                                                                       22,141,000                 23,491,000
     Valuation allowance.................................................             (10,518,000)               (23,491,000)
     Net    .............................................................             $11,623,000              $        --


     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2002, 2001 and 2000 as follows:

                                                                             2002                  2001                2000

    Tax expense (benefit) on income (loss) from
         continuing operations computed at
         statutory rate of 35%...............................            $  2,190,000           $(1,157,000)        $(3,707,000)
    Change in valuation allowance............................             (13,713,000)            1,047,000           3,644,000
    Other....................................................                  (3,000)              110,000              63,000
    Total income tax (benefit) expense.......................            $(11,526,000)          $      --           $      --


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

     At July 31, 2002, there were 2,941,974 shares reserved for outstanding options under all plans and 671,263 shares available for granting of options under the 1999 Plan.

     In fiscal 2002, 2001 and 2000, the Company granted 7,915, 40,289 and 13,609 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. Fiscal 2002, 2001 and 2000 options were granted under the 1999 Plan. These options vest six months after date of grant and expire not more than ten years from date of grant. The expense associated with compensatory options to outside directors were approximately $67,000, $89,000 and $55,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

     In fiscal 2002, 2001 and 2000, the Company granted 1,000, 13,000 and 5,000 compensatory options, respectively, to various physicians in lieu of cash payments for services. The Company's policy is to treat these options under variable plan accounting in accordance with SFAS No. 123 and related Emergency Issues Task Force Issues. These options were granted under the 1999 Plan and vest ratably over a six month to a four year period and expire not more than ten years from date of grant. The expense associated with non-employee options was approximately $50,000, $81,000 and $43,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

     A summary of changes in outstanding options for each of the three years ended July 31, 2002 follows:

                                                                        2002                    2001                   2000

     Shares under option at
        beginning of year..............................               3,246,061               1,969,236              1,621,070
     Options granted...................................                 295,045               1,800,865                586,109
     Options exercised.................................                (379,884)                (72,127)               (58,682)
     Options canceled..................................                (219,248)               (451,913)              (179,261)
     Shares under option at end of year................               2,941,974               3,246,061              1,969,236
     Shares exercisable at end of year.................               1,878,695               1,009,283              1,011,298


     Stock option weighted average exercise prices during fiscal 2002, 2001 and 2000 are summarized below:

                                                                        2002                 2001                2000

     Outstanding at beginning of year.....................             $ 7.54               $10.43              $10.89
     Granted      ........................................              16.45                 5.19                8.97
     Exercised    ........................................               7.38                 6.33                3.53
     Canceled     ........................................               9.09                10.27               12.56
     Outstanding at end of year...........................               8.43                 7.54               10.43



     The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2002:

                                                Weighted
                                                 Average
           Range of                             Remaining           Weighted                                Weighted
           Exercise          Shares         Contractual Life         Average               Shares            Average
            Price         Outstanding            in Years         Exercise Price        Exercisable       Exercise Price

          $ 1 - 6          1,092,691              8.04                 4.45                804,090             4.80
            6 - 12         1,170,671              7.06                 7.72                653,396             7.98
           12 - 17           359,912              5.40                14.45                302,825            14.35
           17 - 21           318,700              7.44                17.88                118,384            18.22


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

     In fiscal 2002, the Company granted 2,124 shares of restricted stock to Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $21,000 as of July 31, 2002. Approximately $13,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the Board of Directors will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the Board of Directors, unvested shares are forfeited. Unearned compensation of $36,000 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 2002, 2001 and 2000, total compensation expense of approximately $40,000, $26,000 and $174,000, respectively, were recognized on these restricted stock grants.

     Effective August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1999 and 1992 Plans because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant except as noted previously in this note. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during fiscal 2002, 2001 and 2000, consistent with the method provided in SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                             2002                       2001                      2000
  Net income (loss):
     As reported...................................      $17,781,723                $(3,304,411)             $(10,590,381)
     Pro forma.....................................       13,602,723                 (7,184,411)              (13,283,866)

  Income (loss) per share - basic:
     As reported...................................            $1.04                      $(.20)                    $(.67)
     Pro forma.....................................              .80                       (.43)                     (.85)

  Income (loss) per share - diluted:
     As reported...................................            $ .96                      $(.20)                    $(.67)
     Pro forma.....................................              .73                       (.43)                     (.85)


     The fair value of options granted under the various option plans during fiscal 2002, 2001, and 2000 was estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions and results:

                                                             2002                       2001                      2000

  Dividend yield...................................             None                       None                      None
  Expected volatility..............................          79%-86%                        82%                       85%
  Risk-free interest rate..........................             5.4%                       3.0%                      6.0%
  Expected life of option..........................          120 mo.                    120 mo.                   120 mo.
  Fair value of options on grant date..............       $4,179,000                 $8,648,000                $4,362,000


     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 2002. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for any sixty consecutive calendar days.

     In July 1998, the Company issued to various investors 110,640 stock purchase warrants in conjunction with a private placement of convertible debentures and are exercisable into common stock at $15.58 per share. These warrants expired on July 15, 2002.

     In May and June 1999, the Company issued 106,509 and 17,669 warrants, respectively, to various investors in conjunction with the Company's private placement offering. These warrants expire in May and June 2003 and are exercisable into common stock at $11.43 and $11.69, respectively. During fiscal 2002, 19,150 of these warrants were exercised. As of July 31, 2002, the remaining 105,028 warrants were outstanding and unexercised.

     In March 2000, the Company issued 318,810 warrants to various investors in conjunction with the Company's private placement offering. These warrants expire in March 2004 and are exercisable into common stock at $12.67. During fiscal 2002, 13,984 of these warrants were exercised. As of July 31, 2002, the remaining 304,826 warrants were outstanding and unexercised.

     A summary of changes in outstanding warrants for each of the three years ended July 31 follows:

                                                                              2002                   2001                  2000

    Warrants outstanding at beginning of year....................            580,028                580,028               261,218
    Warrants issued..............................................               --                     --                 318,810
    Warrants exercised...........................................            (33,134)                  --                    --
    Warrants expired.............................................           (110,640)                  --                    --
    Warrants outstanding at end of year..........................            436,254                580,028               580,028


     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 63,242 shares in fiscal 2002, 52,493 shares in fiscal 2001 and 51,999 shares in fiscal 2000 under this Plan.


     5. 401 K PLAN

     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2002, 2001 and 2000 were $276,196, $250,179 and
$260,482, respectively.


     6. RELATED PARTY TRANSACTIONS

     A Director of the Company at times performs outside legal services for the Company. During fiscal 2002, 2001 and 2000 the amount of these services were approximately $2,000, $74,000 and $1,000, respectively. A Director of the Company is a Principal of an investment banking firm that performed services for the Company and which received fees of $925,000 during fiscal 2000 in connection with a private placement financing by the Company.


7.  COMMITMENTS AND CONTINGENCIES

     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in fiscal 2006. The lease can be canceled by either party with notice and payment of a termination fee.

     The Company is also leasing a sales office under an operating lease that expires in 2005. The future annual rentals on this operating lease are approximately $15,000 per year through 2005.

     Total rental expense charged to operations was approximately $261,000, $258,000 and $260,000 for the years ended July 31, 2002, 2001, and 2000, respectively.

     Future minimum payments under the non-cancelable operating leases at July 31, 2002 were:


               Year Ended
                July 31                                 Amount
                 2003                                  $257,000
                 2004                                   257,000
                 2005                                   257,000
                 2006                                   151,000
                 Total minimum lease payments          $922,000



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

     Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2002, 2001 and 2000 are as follows:

                                      2002           2001           2000

   United States...............   $42,032,901    $29,628,777    $20,158,934
   Outside the United States...       437,792        371,770        392,770
   Total revenues..............   $42,470,693    $30,000,547    $20,551,704


     In fiscal 2002, 2001 and 2000 there were no individual customers with sales exceeding 10% of total revenues.

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

     10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                                               Fiscal Year Ended July 31, 2002
                                                                  First            Second            Third            Fourth
                                                                 Quarter           Quarter          Quarter           Quarter

Product Sales...........................................       $9,585,268       $10,223,788      $10,755,468       $11,906,169
Gross profit............................................        6,585,286         7,013,293        7,601,264         8,581,015
Net income-before income taxes..........................          938,528         1,625,349        1,686,922         2,004,924
Net income-after income taxes...........................          938,528         1,625,349        1,686,922        13,530,924

Net income per common share-before income taxes
   Basic................................................           $ 0.06            $ 0.10           $ 0.10            $ 0.12
   Diluted..............................................             0.05              0.09             0.09              0.11

Net income per common share-after income taxes
   Basic................................................           $ 0.06            $ 0.10           $ 0.10            $ 0.78
   Diluted..............................................             0.05              0.09             0.09              0.74


                                                                               Fiscal Year Ended July 31, 2001
                                                                  First            Second            Third            Fourth
                                                                 Quarter           Quarter          Quarter           Quarter

Product Sales...........................................       $6,578,110       $ 6,947,017      $ 7,411,418      $ 9,064,002
Gross profit............................................        3,463,065         3,993,346        4,865,420        5,943,113
Net income-before income taxes..........................       (2,371,958)       (1,598,409)          28,726          637,232
Net income-after income taxes...........................       (2,371,958)       (1,598,409)          28,726          637,232

Net income per common share-before income taxes
   Basic and diluted....................................           $(0.14)           $(0.10)          $  --             $ 0.04

Net income per common share-after income taxes
   Basic and diluted....................................           $(0.14)           $(0.10)          $  --             $ 0.04



     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     During fiscal 2002 and 2001, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

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


     Item 11. Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 2002 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.


     Item 12. Security Ownership of Certain Beneficial Owners and Management:

     The security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading "Common Stock Ownership" and is incorporated herein by reference.

     Information regarding securities authorized for issuance under equity compensation plans is contained in the Proxy Statement under the heading "Securities authorized for issuance under equity compensation plan" and is incoroporated herein by reference.

     Item 13. Certain Relationships and Related Transactions:

     Information regarding related party transactions is contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.


     Item 14. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this yearly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the year ended July 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

                                     PART IV


     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

     (a) 1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 2002 and 2001
     Consolidated Statements of Operations for each of the three years in the period ended July 31, 2002
     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2002.
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2002.
     Notes to Consolidated Financial Statements

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

 Exhibit  Form         Date Filed                       Description

   3.1    10-K     Fiscal year ended    Articles of incorporation, as amended
                   July 31, 1994        and restated to date

   3.2    10-K     Fiscal year ended    Bylaws, as amended and restated
                   July 31, 1999        to date

   4.1    8-A      December 13,         Rights Agreement, dated December 12,
                   1996                 1996, between the Company and
                                        Norwest Bank Minnesota N.A., as
                                        rights agent

   4.2    10-K     November 23,         Debenture Agreement with St. Paul
                   1966                 Fire and Marine Company and
                                        Western Life Insurance Company
                                        and form of debenture rates and
                                        warrants

   4.3    8-K      May 12, 1999         Form of Warrant to investors of the
                                        Purchase  Agreement dated May 11,
                                        1999

   4.4    8-K      March 14, 2000       Private placement Purchase Agreement
                                        dated March 6, 2000 between the
                                        Company and the investors listed
                                        therein

   4.5    8-K      March 14, 2000       Registration Rights Agreement between
                                        the Company and the investors in the
                                        Purchase Agreement dated March 6,
                                        2000

   4.6    8-K      March 14, 2000       Form of Warrant to investors of the
                                        Purchase Agreement dated March 6,
                                        2000

  10.1    S-1      June 30, 1988        Form of indemnification agreement
                                        with officers and directors of
                                        Registrant

* 10.2    10-K     Fiscal year ended    Form of incentive stock option
                   July 31, 1989        agreement for officers

* 10.3    10-K     Fiscal year ended    Form of stock option agreement for
                   July 31, 1989        directors

* 10.4    S-8      June 16, 1998        1992 Stock Compensation Plan

* 10.5    10-K     Fiscal year ended    Form of nonqualified stock option
                   July 31, 1993        agreement for officers (1992 Plan)

* 10.6    10-K     Fiscal year ended    Form of incentive stock option
                   July 31, 1993        agreement for officers (1992 Plan)

Exhibit   Form         Date Filed                       Description


* 10.7    10-K     Fiscal year ended    Form of nonqualified stock option
                   July 31, 1993        agreement for 1992 directors' fees
                                        (1992 Plan)

  10.8    10-Q     Quarter ended        Lease agreement for corporate
                   January 31, 1996     headquarters and manufacturing
                                        facility dated December 15, 1995

* 10.9    10-K     Fiscal Year ended    Change in Control Termination
                   July 31, 2001        Pay Plan - Amended  effective April
                                        3, 2001

* 10.10   10-K     Fiscal year ended    1999 Stock Compensation Plan
                   July 31, 1999

* 10.11   10-K     Fiscal year ended    Form of nonqualified stock option
                   July 31, 2002        agreement(1999 Plan)

* 10.12   10-K     Fiscal year ended    Form of incentive stock option
                   July 31, 2002        agreement(1999 Plan)

  21      10-K     Fiscal year ended    Subsidiaries of registrant
                   July 31, 2002

  23      10-K     Fiscal year ended    Consent of independent certified
                   July 31, 2002        public accountants

  99.1    10-K     Fiscal year ended    Risk Factors
                   July 31, 2002

  99.2    10-K     Fiscal year ended    Certification of Chief Executive
                   July 31, 2002        Officer pursuant to Section 906 of
                                        the Sarbanes-Oxley Act

  99.3    10K      Fiscal year ended    Certification of Chief Financial
                   July 31, 2002        Officer pursuant to Section 906 of
                                        the Sarbanes-Oxley Act


     * Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended July 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.

by: /s/ Eapen Chacko
        Eapen Chacko
        Chief Financial Officer and
        Vice President of Finance


Dated:  October 29, 2002

SECTION 302 CERTIFICATION



I, Robert G. Dutcher, certify that:

     1. I have reviewed this annual report on Form 10-K of Possis Medical, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

                                               Robert G. Dutcher
                                               Chairman, President and
                                               Chief Executive Officer

SECTION 302 CERTIFICATION



I, Eapen Chacko, certify that:

     1. I have reviewed this annual report on Form 10-K of Possis Medical, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002
                                               Eapen Chacko
                                               Chief Financial Officer and
                                               Vice President of Finance

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date

/s/ Robert G. Dutcher           Chairman, President and        October 29, 2002
Robert G. Dutcher               Chief Executive Officer


/s/ Eapen Chacko                Chief Financial Officer        October 29, 2002
Eapen Chacko                    Vice President of Finance


/s/ Mary K. Brainerd            Director                       October 29, 2002
Mary K. Brainerd


/s/ Seymour J. Mansfield        Director                       October 29, 2002
Seymour J. Mansfield


/s/ William C. Mattison, Jr.    Director                       October 29, 2002
William C. Mattison, Jr.


/s/ Whitney A. McFarlin         Director                       October 29, 2002
Whitney A. McFarlin


/s/ Donald C. Wegmiller         Director                       October 29, 2002
Donald C. Wegmiller


/s/ Rodney A. Young             Director                       October 29, 2002
Rodney A. Young

                              POSSIS MEDICAL, INC.


VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2002, 2001 AND 2000



         Column A                                Column B              Column C              Column D

                                                                      Additions
                                                Balance at            Charged to
                                                Beginning             Costs and              Deductions                Balance at
         Description                              of Year              Expenses              Write-offs                End of Year

Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 2002                       $   659,000           $1,305,000              $ 1,382,000               $   582,000
Year ended July 31, 2001                           672,000            1,297,000                1,310,000                   659,000
Year ended July 31, 2000                           489,000              502,000                  319,000                   672,000



Valuation allowance on
deferred tax asset:

Year ended July 31, 2002                       $24,231,000           $     --                $13,713,000               $10,518,000
Year ended July 31, 2001                        23,184,000            1,047,000                     --                  24,231,000
Year ended July 31, 2000                        19,540,000            3,644,000                     --                  23,184,000

                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 14(a)3

                                  EXHIBIT INDEX
Exhibit
Number                              Description



 10.11   Form of nonqualified stock option agreement (1999 Plan)

 10.12   Form of incentive stock option agreement (1999 Plan)

 21      Subsidiaries of Possis Medical, Inc.

 23      Consent of independent certified public accountants

 99.1    Risk Factors

 99.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

 99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act