Form 10-Q
period 2002-10-31
POSSIS MEDICAL INC
filed 2002-11-27
CIK 79677

________________________


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 2002


                          Commission File Number 0-944


                              POSSIS MEDICAL, INC.

                            9055 Evergreen Boulevard

                        Minneapolis, Minnesota 55433-8003

                                 (763) 780-4555

     A Minnesota Corporation              IRS Employer ID No. 41-0783184

                        _________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of the Registrant's Common Stock, $0.40 par value, as of November 15, 2002 was 17,283,409.


                        ________________________________

                              POSSIS MEDICAL, INC.

                                      INDEX



PAGE

PART I.  FINANCIAL INFORMATION

 ITEM 1. Financial Statements

           Consolidated Balance Sheets, October 31, 2002
           and July 31, 2002........................................      3

           Consolidated Statements of Operations for the three months
           ended October 31, 2002 and 2001..........................      4

           Consolidated Statements of Cash Flows for the
           three months ended October 31, 2002 and 2001 ............      5

           Notes to Consolidated Financial Statements...............      6

 ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      8

 ITEM 3. Quantitative and Qualitative Disclosure about
           Market Risks ............................................     14

 ITEM 4. Controls and Procedures....................................     14


PART II. OTHER INFORMATION


 ITEM 6. Exhibits and Reports on Form 8-K...........................     16

         SIGNATURES.................................................     17
         CERTIFICATIONS.............................................     18

PART 1   FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 October 31, 2002           July 31, 2002
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.........................................             $ 21,039,325              $ 18,556,663
     Trade receivables (less allowance for doubtful
          accounts and returns of $505,000 and
          $582,000, respectively)......................................                6,562,243                 5,873,358
     Inventories.......................................................                3,960,052                 4,134,817
     Prepaid expenses and other assets.................................                  350,801                   762,615
     Deferred tax asset................................................                  646,000                   646,000
               Total current assets....................................               32,558,421                29,973,453

PROPERTY AND EQUIPMENT, net............................................                3,120,165                 3,092,644

DEFERRED TAX ASSET.....................................................               10,728,400                11,623,000

TOTAL ASSETS...........................................................             $ 46,406,986              $ 44,689,097



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable............................................             $  1,403,672              $  1,262,711
     Accrued salaries, wages, and commissions..........................                2,186,331                 2,471,557
     Other liabilities.................................................                1,475,459                 1,200,763
               Total current liabilities...............................                5,065,462                 4,935,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
          of $0.40 par value each; issued and outstanding,
          17,282,159 and 17,274,222 shares, respectively...............                6,912,864                 6,909,689
Additional paid-in capital.............................................               78,434,202                78,385,073
Unearned compensation..................................................                   (8,400)                  (18,900)
Retained deficit.......................................................              (43,997,142)              (45,521,796)
               Total shareholders' equity..............................               41,341,524                39,754,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................             $ 46,406,986              $ 44,689,097


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                      2002                   2001
Product Sales...........................................................          $ 12,681,903           $  9,585,268
     Cost of sales and other expenses:
     Cost of medical products...........................................             3,388,698              2,999,982
     Selling, general and administrative................................             5,767,702              4,689,465
     Research and development...........................................             1,152,196              1,031,320
               Total cost of sales and other expenses...................            10,308,596              8,720,767
Operating income........................................................             2,373,307                864,501
Interest income.........................................................                66,347                  4,027
Income before income taxes..............................................             2,439,654                938,528
Provision for income taxes..............................................               915,000                   --

Net income..............................................................          $  1,524,654            $   938,528

Net income per common share:
     Basic..............................................................                 $0.09                  $0.06
     Diluted............................................................                 $0.08                  $0.05

Weighted average number of common shares
  assumed outstanding:
     Basic..............................................................            17,278,291             16,858,181
     Diluted............................................................            18,285,859             18,260,374

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                           2002              2001
OPERATING ACTIVITIES:
Net income .......................................................................    $  1,524,654      $    938,528
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation.................................................................         537,828           508,159
     Loss on disposal of assets...................................................          34,000              --
     Stock compensation expense...................................................          19,100            26,100
     Deferred taxes...............................................................         894,600              --
     Expense reimbursement from city government...................................            --             (67,788)
     Writedown due to impairment of asset.........................................            --              70,000
     Increase in receivables......................................................        (688,885)          (69,762)
     Increase in inventories......................................................         (30,186)         (115,154)
     Decrease in other current assets.............................................         411,814           142,337
     Increase (decrease) in trade accounts payable................................         140,961          (152,511)
     (Decrease) increase in accrued expenses and other current liabilities........         (10,530)          300,850
Net cash provided by operating activities.........................................       2,833,356         1,580,759

INVESTING ACTIVITIES:
Additions to property and equipment...............................................        (394,398)         (340,601)

Net cash used in investing activities.............................................        (394,398)         (340,601)

FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise of options and warrants..............          43,704           638,688
Repayment of long-term debt.......................................................            --             (26,522)
Net cash provided by financing activities.........................................          43,704           612,166

INCREASE IN CASH AND CASH EQUIVALENTS.............................................       2,482,662         1,852,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER.................................      18,556,663         9,515,751
CASH AND CASH EQUIVALENTS AT END OF QUARTER.......................................    $ 21,039,325      $ 11,368,075

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Inventory transferred to property and equipment...................................    $     47,951      $       --



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 2002 Annual Report.

     2. INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.

     3. INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                       October 31,        July 31,
                                          2002             2002

     Finished goods..........          $1,232,798       $1,444,973
     Work-in-process.........             953,107          805,911
     Raw materials...........           1,774,147        1,883,933
                                       $3,960,052       $4,134,817

     4. PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                          October 31,   July 31,
                                            2002         2002        Life

     Leasehold improvements...........   $1,454,833   $1,454,833   10 years
     Equipment........................    6,882,708    7,536,959   3 to 10 years
     Assets in construction...........      199,863      138,271   N/A
                                          8,537,404    9,130,063
     Less accumulated depreciation....    5,417,239    6,037,419
     Property and equipment - net.....   $3,120,165   $3,092,644

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

     Total revenues by United States and outside the United States for the three months ended October 31, 2002 and 2001 are as follows:

                                            2002           2001

     United States.....................  $12,399,421    $9,503,818
     Outside the United States.........      282,482        81,450
     Total revenues....................  $12,681,903    $9,585,268

     6. NET INCOME PER COMMON SHARE

     Basic income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, stock warrants and shares issuable under the employee stock purchase plan.

     7. COMMON STOCK

     During the three months ended October 31, 2002, stock options for the purchase of 7,937 shares of the Company's common stock were exercised at prices between $3.94 and $10.82 per share.


     8. NEW ACCOUNTING PRONOUNCEMENTS

     In fiscal 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company's financial statements due to the adoption of SFAS No. 143.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements

     Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. Our forward-looking statements relate to the Company's ability to increase sales of disposable and capital equipment; its ability to obtain additional FDA approvals; the ability to open up new foreign markets, such as Japan; customer responses to the Company's marketing strategies; future revenue levels, gross margins, expense levels; ability to retain and motivate skilled employees especially sales positions; deferred tax asset valuation allowance; earnings per share; future equity financing needs and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment and trends toward managed care; changes in supplier requirements by group purchasing organizations; delays, unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products and compounds that may make our products obsolete; sudden restrictions in supply of key materials and deterioration of general market and economic conditions. We also caution you not to place undue reliance on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact the Company's future results are set forth in the risk factors included in Exhibit 99 to the Company's Form 10-K for the year ended July 31, 2002 as filed with the Securities and Exchange Commission.


     Critical Accounting Policies

     The consolidated financial statements include accounts of the Company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company's most critical accounting policies are those described below. The Company believes that the amounts reported will be materially accurate due to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

     Allowance for Doubtful Accounts

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company's receivables are due from health care facilities located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and creditworthiness of each customer. Management, on a quarterly basis, evaluates the adequacy of the allowance for doubtful accounts. Management believes the amount of the allowance for doubtful accounts is appropriate; however, nonpayment of accounts could differ from the original estimate, requiring adjustments to the allowance.

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

     Deferred Tax Asset Valuation Allowance

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for seven quarters, including the first quarter of fiscal 2003. Prior to the fourth quarter of fiscal 2002, the Company had reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $12,269,000. Management will continue to assess the likelihood that the balance of the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

     Results of Operations

     Three Month Periods Ended October 31, 2002 and 2001

     Total product sales for the three months ended October 31, 2002 increased $3,097,000, or 32%, to $12,682,000 compared to $9,585,000 in the first quarter of 2001. The Company recorded pre-tax net income for the quarter ended October 31, 2002 of $2,440,000, or $0.13 per diluted share. This compared to a pre-tax net income of $939,000, or $0.05 per share, for the quarter ended October 31, 2001. The Company recorded after-tax net income for the quarter ended October 31, 2002 of $1,525,000, or $0.08 per diluted share. This compared to an after-tax net income of $939,000, or $0.05 per share, for the quarter ended October 31, 2001.

     Revenue - AngioJet System

     U.S. AngioJet System revenue for the three months ended October 31, 2002 increased $2,896,000, or 30%, to $12,399,000 compared to $9,504,000 in the first quarter of 2001. The Company markets the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump and a family of disposable catheters, each aimed at a specific indication for use. The main factors in the revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with additional catheter models. The Company began marketing the XMI(R) (XMI) catheter for the removal of blood clots in leg (peripheral) arteries in March 2001 and for coronary use in December 2001, the XVG(R) in April 2002 for the removal of blood clots in peripheral arteries, and the Xpeedior(R) Plus 120 in August 2002 to remove blood clots in peripheral arteries. In addition, the Company's Xpeedior catheters continue to have increased acceptance by physicians. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     In April 2002, the Company released to the U.S. market the new 5 French XVG catheter for use in removing blood clots from peripheral arteries greater than or equal to 3mm in diameter. The 140cm XVG catheter becomes the highest power, long catheter in the Possis product line, which includes the LF-140 and the XMI. The XVG incorporates the proprietary Cross-Stream technology platform, and is optimized for vessels 3-8mm in diameter. The combination of longer length, Cross-Stream technology, higher clot removal rate, and improved pushability and trackability should make this a versatile catheter for dealing with larger vessels, more distal vessels, and older, more problematic clot burdens.

     In August 2002, the Company released to the U.S. market the new Xpeedior Plus 120 catheter for use in removing blood clots from peripheral arteries greater than or equal to 3mm in diameter. The Xpeedior Plus 120 catheter is an improved version of our Xpeedior 100. Compared to the Xpeedior 100, the new catheter's longer length will allow the physician to treat more distal vessels. The Xpeedior Plus 120 also has the added features of dual marker bands, a braided shaft and a sleek tapered tip for greater ease of use.

     As of October 31, 2002, the Company had a total of 898 domestic drive units in the field, compared to 726 drive units at October 31, 2001, and 863 units as of July 31, 2002. During the three-month periods ended October 31, 2002 and 2001, the Company sold approximately 9,500 and 7,500 catheters, respectively. This was a 27% increase in unit catheter sales in the current year from the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.6 in the first quarter, compared to a rate of 10.5 in the same prior year period, and compared to a rate of 10.9 in the fourth quarter of fiscal 2002. The Company sold 46 and 44 U.S. domestic drive units during the three months ended October 31, 2002 and 2001, respectively.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with six purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups evaluate and screen new medical technologies on behalf of their members, and once they recommend a technology, such as the AngioJet System, they negotiate pre-determined discounts on behalf of their members. In return, the Company receives access to the recommended vendor list, along with marketing support provided by the purchasing group. The purchasing groups receive a marketing fee on their member purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

     Foreign sales of the AngioJet System for the three months ended October 31, 2002 and 2001 were $282,000 and $81,000, respectively. The increase in sales is primarily due to the introduction of the XMI and XVG catheters and the increase in drive unit sales in the European market. The Company is currently negotiating with one of its current European distributors to expand their distribution territory in Europe. In Japan, the coronary AngioJet System clinical study was completed in April 1998 and a regulatory filing was completed in November 1999 with the Japanese Ministry of Health and Welfare (MHW). The Company believes that we have assembled all the information required by the MHW in support of our LF140 coronary catheter submission. Our prospective Japanese distributor must make the submission of this information to MWH. Our prospective Japanese distributor had made this final submission dependent on reaching a commercial agreement with the Company. The Company is currently negotiating with its prospective Japanese distributor to resolve key issues relating to regulatory submissions, ownership of regulatory approvals for our coronary products and distribution following regulatory approval. The Company also is exploring possible alternative regulatory and distribution in case the key issues associated with its prospective Japanese distributor can not be resolved.

     The Company believes that the treatment of blood clots in the coronary vessels, peripheral vessels, vessels in the brain and vascular grafts, provide significant worldwide marketing opportunities for the AngioJet System.

     Cost of Medical Products

     Cost of medical products increased $389,000 to $3,389,000 in the three month period ended October 31, 2002 over the same period in the previous year. This increase is primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $2,708,000 for the three months ended October 31, 2002 over the same period in the previous year. This resulted in gross margins of 73% and 69%, respectively, for the three months ended October 31, 2002 and 2001. The improvement in gross margins was driven by higher volumes of the XMI, XVG and Xpeedior catheters, and an improvement in the long and middle catheter product mix in the three months ended October 31, 2002 as compared to same period in the previous fiscal year. This was offset by the impact of higher international sales versus the prior year period. The Company believes that gross margins will be in the low to mid seventies, as a percent of sales, for the remainder of fiscal 2003.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased $1,078,000 for the three months ended October 31, 2002, compared to the same period in the previous year. The primary factors in the expense increase for the three months ended October 31, 2002 were the $375,000 additional expenses associated with the growth in the sales force versus a year ago, sales meeting expense of $105,000, increased marketing fees of $121,000 paid to our purchasing groups, additional $83,000 of patient enrollment expenses associated with marketing clinical trials and higher medical insurance expense of $170,000. The Company expects that selling, general and administrative expense will increase in fiscal 2003 due to the anticipated growth in U.S. AngioJet System revenue.

     Research and Development Expense

     Research and development expense increased $121,000, or 12%, to $1,152,000, in the three months ended October 31, 2002, when compared to the same period in the prior year. This increase was primarily due to the shifting of priorities between various development projects. The Company believes that research and development expense for AngioJet System applications will increase for the remainder of fiscal 2003 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products including its occlusion guidewire, including the initiation of new investigational clinical trials.

     Interest Income

     Interest income decreased $8,000 in the three months ended October 31, 2002, when compared to the same period in the prior year. The decrease is due to declining market interest rates. The Company expects interest income on a quarterly basis to remain the same during the remainder of fiscal 2003 as cash is generated from operations but is offset by lower interest rates.

     Provision For Income Taxes

     The Company recorded a provision for income taxes of $915,000 or 37.5% of income before income taxes for the three months ended October 31, 2002. The tax provision for the three months ended October 31, 2001 was reduced to zero due to the utilization of a net operating loss carry-forward and because the related deferred tax asset was fully reserved.

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for seven quarters, including the first quarter of fiscal 2003. Prior to the fourth quarter of fiscal 2002, the Company had reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company has reduced its valuation allowance on the deferred tax asset by $12,269,000. Approximately $11,526,000 was recorded as a tax benefit in fiscal 2002. The remaining $743,000 relates to disqualified stock options that are recorded in the Consolidated Statement of Changes in Shareholders' Equity. Management will continue to assess the likelihood that the balance of the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. The Company expects that if operations continue to improve in fiscal 2003, the remaining valuation allowance will be reduced to zero by the end of fiscal 2003.


     Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled approximately $21.0 million at October 31, 2002 versus $18.6 million at July 31, 2002.

     The $2,483,000 net increase in cash and cash equivalents in the most recent three-month period was primarily due to the net cash provided by operating activities of $2,833,000. Net cash provided by operating activities was primarily due to the net income of $1,525,000, depreciation of $538,000, a decrease in deferred tax asset of $895,000, a decrease in other assets of $412,000 and an increase in accounts payables of $141,000. This net cash provided by operating activities was partially offset by an increase in trade receivables of $689,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. The decrease in other assets was due to the collection of a grant receivable and the reduction of prepaid insurance. The Company received a grant from the National Institute of Neurological
Disorders and Stroke in the amount of $248,000. The grant helped fund development of the AngioJet NV150 catheter for ischemic stroke. The increase in accounts payable was due to the timing of the payment of accounts payables. Trade receivables increased due to the increase in revenue for the three month period ending October 31, 2002 as compared to revenue for the last three months of fiscal 2002. Cash used in investing activities of $394,000 was for the purchase of property and equipment. Net cash provided by financing activities was $44,000, which resulted from the cash received in connection with the exercise of stock options.

     The Company announced that its Board of Directors has authorized a common share repurchase program for up to $4 million of its common shares to offset potential dilution from employee stock options. Under the repurchase plan, Possis may buy back shares of its outstanding stock from time to time in the open market, commencing immediately and extending until April 30, 2004. The timing of any purchases and the number of shares to be purchased will depend on a number of factors, including management's assessment of market conditions and the Company's cash position. The stock repurchase program does not include any specific price targets and may be suspended or terminated at any time.


     Outlook

     The Company expects that overall revenue from the AngioJet System, primarily in the United States, will be in the range of $54 million to $57 million in fiscal 2003. Gross margin for fiscal 2003 is expected to be between
70% and 75% of total sales. The Company expects selling, general and administrative expenses to increase in fiscal 2003 due to anticipated growth in revenue. Research and development expenditures are expected to increase from the fiscal 2002 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects diluted earnings per share before income taxes for the full year in the range of $0.54 to $0.64. Diluted earnings per share after income taxes is estimated to be in the range of $0.34 to $0.40, not including any potential tax benefit related to a further reduction of the deferred tax asset valuation allowance. The quarterly earnings progression will depend on the timing of various R&D expenses including clinical trials. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company's primary source of cash is from its product sales. Collections of the trade receivables resulting from the product sales are reviewed monthly to ensure that the customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.


  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of October 2002, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

  ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2002, (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Securities Exchange Act of 1934, as amended.

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended October 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART II.  OTHER INFORMATION


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

Exhibit                                Description

 3.1 Articles of incorporation as amended and restated to date (incorporated by reference to Exhibit [3.1] of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994).

 3.2 Bylaws as amended and restated to date (incorporated by reference to Exhibit [3.2] of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999)




  (b)  Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended October 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      POSSIS MEDICAL, INC.



DATE:  November 26, 2002              BY:      /s/
                                         ROBERT G. DUTCHER
                                         Chairman, President and
                                         Chief Executive Officer





DATE:  November 26, 2002              BY:      /s/
                                         EAPEN CHACKO
                                         Vice President of Finance and
                                         Chief Financial Officer

     Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert G. Dutcher, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Possis Medical, Inc. (Possis Medical);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Possis Medical as of, and for, the periods presented in this quarterly report;

     4. Possis Medical's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to Possis Medical, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of Possis Medical's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Possis Medical's other certifying officer and I have disclosed, based on our most recent evaluation, to Possis Medical's auditors and the audit committee of Possis Medical's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect Possis Medical's ability to record, process, summarize and report financial data and have identified for Possis Medical's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in Possis Medical's internal controls; and

     6. Possis Medical's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002               /s/
                                  Robert G. Dutcher
                                  Chairman, President and
                                  Chief Executive Officer

     Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Eapen Chacko, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Possis Medical, Inc. (Possis Medical);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Possis Medical as of, and for, the periods presented in this quarterly report;

     4. Possis Medical's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to Possis Medical, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of Possis Medical's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Possis Medical's other certifying officer and I have disclosed, based on our most recent evaluation, to Possis Medical's auditors and the audit committee of Possis Medical's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect Possis Medical's ability to record, process, summarize and report financial data and have identified for Possis Medical's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in Possis Medical's internal controls; and

     6. Possis Medical's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002               /s/
                                  Eapen Chacko
                                  Chief Financial Officer
                                  Vice President of Finance

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this quarterly report of Possis Medical, Inc. on Form 10Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert G. Dutcher, Chief Executive Officer of Possis Medical, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Possis Medical, Inc.




 November 26, 2002                    /s/
                                  Robert G. Dutcher
                                  Chief Executive Officer

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this quarterly report of Possis Medical, Inc. on Form 10Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Eapen Chacko, Chief Financial Officer of Possis Medical, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Possis Medical, Inc.




November 26, 2002                     /s/
                                  Eapen Chacko
                                  Chief Financial Officer