Form 10-Q
period 2003-01-31
POSSIS MEDICAL INC
filed 2003-03-17
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended January 31, 2003

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
             (exact name of registrant as specified in its charter)

     Minneapolis, Minnesota                        41-0783184
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation organization)

     9055 Evergreen Blvd NW                          55433-8003
(Address of principal executive offices)             (Zip Code)

                                 783-780-4555
              (Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of March 11, 2003 was 17,531,988.

                              POSSIS MEDICAL, INC.

                                      INDEX



PAGE


PART I.     FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

            Consolidated Balance Sheets, January 31, 2003
            and July 31, 2002.............................................    3

            Consolidated Statements of Operations for the three and six
            months ended January 31, 2003 and 2002........................    4

            Consolidated Statements of Cash Flows for the
            six months ended January 31, 2003 and 2002 ...................    5

            Notes to Consolidated Financial Statements....................    6

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................    9

  ITEM 3.   Quantitative and Qualitative Disclosures about
            Market Risk ..................................................   16

  ITEM 4.   Controls and Procedures.......................................   16

PART II.    OTHER INFORMATION

  ITEM 4.   Submission of Matters to a Vote of Security Holders...........   18

  ITEM 6.   Exhibits and Reports on Form 8-K..............................   18

            SIGNATURES....................................................   20


PART 1   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 January 31, 2003           July 31, 2002
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.........................................             $26,329,054              $18,556,663
     Trade receivables (less allowance for doubtful
          accounts and returns of $519,000 and
          $582,000, respectively)......................................               6,818,087                5,873,358
     Inventories.......................................................               3,982,444                4,134,817
     Prepaid expenses and other assets.................................                 248,390                  762,615
     Deferred tax asset................................................                 646,000                  646,000

               Total current assets....................................              38,023,975               29,973,453
PROPERTY AND EQUIPMENT, net............................................               2,960,878                3,092,644

DEFERRED TAX ASSET.....................................................               9,584,950               11,623,000

TOTAL ASSETS...........................................................             $50,569,803              $44,689,097



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable............................................             $ 1,202,250              $ 1,262,711
     Accrued salaries, wages, and commissions..........................               2,036,053                2,471,557
     Other liabilities.................................................               1,375,879                1,200,763
               Total current liabilities...............................               4,614,182                4,935,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
          of $0.40 par value each; issued and outstanding,
          17,515,270 and 17,274,222 shares, respectively...............               7,006,108                6,909,689
     Additional paid-in capital........................................              80,844,389               78,385,073
     Unearned compensation.............................................                 (33,900)                 (18,900)
     Retained deficit..................................................             (41,860,976)             (45,521,796)
               Total shareholders' equity..............................              45,955,621               39,754,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................             $50,569,803              $44,689,097

See notes to consolidated financial statements.




                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                      Jan. 31, 2003   Jan. 31, 2002    Jan. 31, 2003   Jan. 31, 2002

Product sales........................................  $14,321,660     $10,223,788      $27,003,563     $19,809,056

Cost of sales and other expenses:
     Cost of medical products........................    3,853,761       3,210,495        7,242,459       6,210,477
     Selling, general and administrative.............    5,571,717       4,458,549       11,339,419       9,148,014
     Research and development........................    1,539,385         990,719        2,691,581       2,022,039

           Total cost of sales and other expenses....   10,964,863       8,659,763       21,273,459      17,380,530
Operating income  ...................................    3,356,797       1,564,025        5,730,104       2,428,526
     Interest income.................................       61,369          61,324          127,716         135,351


Income before income taxes...........................    3,418,166       1,625,349        5,857,820       2,563,877
Provision for income taxes...........................    1,282,000            --          2,197,000            --


Net income  .........................................  $ 2,136,166     $ 1,625,349      $ 3,660,820     $ 2,563,877

Weighted average number of common
    shares outstanding:
         Basic.......................................   17,358,386      17,021,773       17,318,338      16,939,977
         Diluted.....................................   18,960,549      18,775,412       18,612,394      18,514,403

Net income per common share:
         Basic.......................................        $0.12           $0.10            $0.21           $0.15
         Diluted.....................................        $0.11           $0.09            $0.20           $0.14




See notes to consolidated financial statements.



                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                         2003                  2002
OPERATING ACTIVITIES:
Net income......................................................................     $ 3,660,820           $ 2,563,877
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
Depreciation....................................................................       1,066,493             1,035,880
Loss (gain) on asset disposal...................................................           9,388                (5,661)
Stock compensation expense......................................................         142,050               153,440
Deferred taxes..................................................................       2,038,050                   --
Expense reimbursement from city government......................................             --                (83,866)
Writedown due to impairment of assets...........................................             --                 70,000
Increase in trade receivables...................................................        (944,729)             (863,317)
Increase in inventories.........................................................        (204,578)             (245,197)
Decrease in other assets........................................................         514,225               124,728
Decrease in trade accounts payable..............................................         (60,461)             (363,707)
(Decrease) increase in accrued and other liabilities............................        (260,388)              257,946
      Net cash provided by operating activities.................................       5,960,870             2,644,123

INVESTING ACTIVITIES:
Additions to property and equipment.............................................        (615,239)             (467,608)
Proceeds from the disposal of assets............................................          28,075                 5,661
Shares repurchased..............................................................        (140,978)                  --
      Net cash used in investing activities                                             (728,142)             (461,947)

FINANCING ACTIVITIES:
Proceeds from issuance and exercise of
 options and warrants...........................................................       2,539,663             1,873,106
Repayment of long-term debt.....................................................             --                (26,522)
      Net cash provided by financing activities.................................       2,539,663             1,846,584

INCREASE IN CASH AND CASH EQUIVALENTS ..........................................       7,772,391             4,028,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................      18,556,663             9,515,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................     $26,329,054           $13,544,511

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Inventory transferred to property and equipment.................................     $    47,951           $       --
Issuance of restricted stock....................................................          36,000                36,000
Accrued payroll taxes related to restricted stock...............................             --                (12,600)


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

     2. INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.

     3. ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. The Company was required to adopt SFAS 144 on August 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64. Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted SFAS 145 as of August 1, 2002. The adoption of SFAS 145 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company was required to apply SFAS 146 effective for any exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 9).

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by SFAS 148 beginning in the third quarter of 2003.

     4. INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                          January 31,         July 31,
                                             2003              2002
        Finished  goods.................  $1,721,974        $1,883,933
        Work-in-process.................   1,071,017           805,911
        Raw materials...................   1,189,453         1,444,973

                                          $3,982,444        $4,134,817

     5. PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                       January 31,     July 31,
                                          2003           2002      Life
     Leasehold improvements........... $1,501,358    $1,454,833    10 years
     Equipment........................  6,831,657     7,536,959    3 to 10 years
     Assets in construction...........    135,120       138,271    N/A
                                        8,468,135     9,130,063
     Less accumulated depreciation....  5,507,257     6,037,419

     Property and equipment - net..... $2,960,878    $3,092,644

     6. SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment: the design, manufacture and distribution of cardiovascular medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues by United States and outside the United States are as follows:

                               Three Months Ended            Six Months Ended
                              Jan. 31       Jan. 31       Jan. 31       Jan. 31
                               2003          2002          2003          2002

     United States.......  $14,082,151   $10,069,238   $26,481,572   $19,573,056
     Non-United States...      239,509       154,550       521,991       236,000
     Total revenues......  $14,321,660   $10,223,788   $27,003,563   $19,809,056

     7. NET INCOME PER COMMON SHARE

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

     8. COMMON STOCK

     During the six months ended January 31, 2003, stock options and warrants for the purchase of 225,224 shares of the Company's common stock were exercised at prices between $2.22 and $13.13 per share.

     During the six months ended January 31, 2003, the Company issued 23,814 shares in connection with its employee stock purchase plan.

     During the six months ended January 31, 2003, the Company issued 2,010 shares of restricted stock to the outside members of the Board of Directors.

     During the six months ending January 31, 2003, the Company repurchased 10,000 shares in the public market at stock prices between $14.02 and $14.29 per share.

     9. ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:


      Accrued warranty costs at July 31, 2002.............          $123,000
      Payments made for warranty costs....................           (94,200)
      Accrual for product costs...........................           157,700
      Accrued warranty costs at January 31, 2003..........          $186,500


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. Our forward-looking statements relate to the Company's ability to increase sales of disposable product and capital equipment; its ability to obtain additional FDA approvals; the ability to open up new foreign markets, such as Japan; customer responses to the Company's marketing strategies; future revenue levels, gross margins, expense levels; ability to retain and motivate skilled employees especially sales positions; ability to expand the sales force; deferred tax asset valuation allowance; its outlook including earnings per share; future equity financing needs and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment and trends toward managed care; changes in supplier requirements by group purchasing organizations; delays; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products and compounds that may make our products obsolete; sudden restrictions in supply of key materials and deterioration of general market and economic conditions. We also caution you not to place undue reliance on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact the Company's future results are set forth in the risk factors included in Exhibit 99.1 to the Company's Form 10-K for the year ended July 31, 2002 as filed with the Securities and Exchange Commission.

Critical Accounting Policies

     The consolidated financial statements include accounts of the Company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company's most critical accounting policies are those described below. The Company believes that the amounts reported will be materially accurate due to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

     Revenues associated with products that are already maintained at customer locations are recognized and ownership and risk of loss are transferred to the customer when the Company receives a valid purchase order from the customer.
Revenues associated with products that are not maintained at the customer locations are recognized and title and risk of loss are transferred to the customer when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized.

Allowance for Returns

     Accounts receivable are reduced by an allowance for items that may be returned in the future. The allowance requires us to make estimates at the time the account receivable is recorded concerning the likelihood for returns in the future. The estimate is based upon historical experience, information received from our customers and on assumptions that are believed to be reasonable under the circumstances. Management, on a quarterly basis, evaluates the adequacy of the allowance for returns. Management believes the amount of the allowance for returns is appropriate; however, actual returns incurred could differ from the original estimate, requiring adjustments to the allowance.

Allowance for Doubtful Accounts

     At the time accounts receivable are recorded, they are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company's receivables are due from health care facilities located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and creditworthiness of each customer. Management, on a quarterly basis, evaluates the adequacy of the allowance for doubtful accounts. Management believes the amount of the allowance for doubtful accounts is appropriate; however, nonpayment of accounts could differ from the original estimate, requiring adjustments to the allowance.

Inventories

     Inventories are valued at the lower of cost or market. In order to determine the market value of inventory on a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down inventory deemed excess or obsolete to estimated market value.

Warranty Reserve

     The Company provides a one-year limited warranty on its AngioJet(R) System drive unit and a limited warranty on AngioJet System disposable products. The Company establishes a warranty reserve at the time products are sold and is based upon historical frequency of claims relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty. Management, on a quarterly basis, evaluates the adequacy of the warranty reserve. Management believes the amount of the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimate, requiring adjustments to the reserve.

Deferred Tax Asset Valuation Allowance

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for eight quarters, including the second quarter of fiscal 2003. Prior to the fourth quarter of fiscal 2002, the Company had reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $12,269,000. Management will continue to assess the likelihood that the balance of the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.


Results of Operations

Three and Six Month Periods Ended January 31, 2003 and 2002

     Total product sales for the three months ended January 31, 2003 increased $4,098,000, or 40%, to $14,322,000 compared to $10,224,000 for the comparable period in fiscal 2002. Total product sales for the six months ended January 31, 2003 increased $7,195,000, or 36%, to $27,004,000 compared to $19,809,000 for the comparable period in fiscal 2002. The Company recorded pre-tax income for the quarter ended January 31, 2003 of $3,418,000, or $0.18 per diluted share. This compared to pre-tax income in fiscal 2002 of $1,625,000, or $0.09 per diluted share. For the six months ended January 31, 2003, the Company recorded pre-tax income of $5,858,000, or $0.31 per diluted share. This compared to pre-tax income in fiscal 2002 of $2,564,000, or $0.14 per diluted share. The Company recorded after tax net income for the quarter ended January 31, 2003 of $2,136,000, or $0.11 per diluted share, compared to net income of $1,625,000, or $0.09 per diluted share, in the comparable quarter in 2002. For the six months ended January 31, 2003, the Company recorded net income of $3,661,000 or $0.20 per diluted share, compared to net income of $2,564,000, or $0.14 per diluted share, in the same period in 2002.

Revenue - AngioJet System

     U.S. AngioJet System revenue for the three months ended January 31, 2003 increased 40% to $14,082,000 from $10,069,000 for the same period in 2002. U.S. AngioJet System revenue for the six months ended January 31, 2003 increased 35% to $26,482,000 from $19,573,000 in 2002. The Company markets the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from continuing customer acceptance of our improved coronary and peripheral product lines. The Company began marketing the XVG(R) catheter in April 2002 for the removal of blood clots in peripheral arteries and the Xpeedior(R) Plus 120 catheter in August 2002 to remove blood clots in peripheral arteries. In addition, the Company's Xpeedior catheters, including the XMI(R) (XMI) catheter continue to have increased acceptance by physicians. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     In April 2002, the Company released to the U.S. market its new 5 French XVG catheter for use in removing blood clots from peripheral arteries greater than or equal to 3mm in diameter. The 140cm XVG catheter becomes the highest power, long catheter in the Possis product line, which includes the XMI. The XVG incorporates the proprietary Cross-Stream technology platform, and it is optimized for vessels 3-8mm in diameter. The combination of longer length, Cross-Stream technology, higher clot removal rate, and improved pushability and tractability should make this a versatile catheter for dealing with larger vessels, more distal vessels, and older, more problematic clot burdens.

     In August 2002, the Company released to the U.S. market the new Xpeedior Plus 120 catheter for use in removing blood clots from peripheral arteries greater than or equal to 3mm in diameter. The Xpeedior Plus 120 catheter is an improved version of our Xpeedior 100. Compared to the Xpeedior 100, the new catheter's longer length will allow the physician to treat more distal vessels. The Xpeedior Plus 120 also has the added features of dual marker bands, a braid shaft and a sleek tapered tip for greater ease of use.

     As of January 31, 2003, the Company had a total of 932 domestic drive units in the field, compared to 771 drive units at January 31, 2002, and 898 units as of October 31, 2002. During the three month period ended January 31, 2003, the Company's catheter sales increased approximately 29% to approximately 10,400 catheters versus approximately 8,100 catheters in the same prior year period. During the six month period ended January 31, 2003, the Company's catheter sales increased approximately 28% to approximately 19,900 catheters versus approximately 15,600 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 11.0 in the second quarter of fiscal 2003, compared to a rate of 10.6 in the same prior year period, and compared to a rate of 10.6 in the first quarter of fiscal 2003. The Company sold 63 and 117 drive units during the three and six months ended January 31, 2003, respectively, compared to 42 and 87 drive units in the same periods in the prior year, respectively.

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

     Foreign sales of the AngioJet System for the three and six month periods ended January 31, 2003 were $240,000 and $522,000, respectively. This compared to foreign sales of the AngioJet System of $155,000 and $236,000, respectively, for the same periods the previous year. The increase in sales is primarily due to the introduction of the XMI and XVG catheters and the increase in drive unit sales in the European market. The Company has recently expanded the sales territory of one of its existing European distributors to expand product penetration in Europe. In Japan, the Company has discontinued negotiations with its prospective Japanese distributor. The Company has decided to independently pursue an alternative regulatory strategy that will utilize our U.S. coronary clinical trial results and extensive body of published clinical studies to secure regulatory approval and satisfactory reimbursement for the AngioJet System with the XMI catheter by the second quarter of fiscal 2004.

     The Company believes that the treatment of blood clots in coronary vessels,
peripheral  vessels,   vessels  in  the  brain  and  vascular  grafts,   provide
significant worldwide marketing opportunities for the AngioJet System.

Cost of Medical Products

     Cost of medical products increased $643,000 to $3,854,000 in the three month period ended January 31, 2003 over the same period in the previous year, and increased $1,032,000 to $7,242,000 for the six month period ended January 31, 2003 over the same period in the previous year. These increases are primarily due to the significant growth in the U.S. AngioJet System product sales. For the three months ended January 31, 2003, gross profit improved by $3,455,000 to $10,468,000 over the same period in the previous year. This resulted in a gross profit margin of 73% as a percentage of product sales. The gross margin rate in the second quarter of fiscal 2003 was negatively impacted by approximately 1% by manufacturing issues that resulted in higher scrap and rework rates. Gross margins improved $6,163,000 to $19,761,000, or 73% as a percentage of product sales, for the six month period ended January 31, 2003 over the same period in the previous year. This compares to gross margins as a percentage of product sales of 69% for each of the three and six month periods ended January 31, 2002. The improvement in gross margins was driven by higher volumes of the XMI, XVG and Xpeedior catheters, an improvement in the long and middle catheter product mix in the three and six months ended January 31, 2003 as compared to same period in the previous fiscal year. This was offset by the impact of higher international sales versus the prior year period. The Company believes that gross margins will be in the low to mid seventies, as a percent to sales, for the remainder of fiscal 2003.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased $1,113,000 to $5,572,000 for the three months ended January 31, 2003 and increased $2,191,000 to $11,339,000 for the six months ended January 31, 2003, compared to the same periods in the previous year. The primary factors in the expense increase for the three months ended January 31, 2003 were the $450,000 additional expenses associated with the growth in the sales force versus a year ago, sales meetings and conventions of $141,000, increased expenses associated with marketing studies of $172,000 and higher medical insurance expense of $160,000. The primary factors for the expense increase for the six months ended January 31, 2003 were the $825,000 additional expenses associated with the growth in the sales force versus a year ago, sales meetings and conventions of $276,000, increased expenses associated with marketing studies of $255,000 and higher medical insurance expense of $330,000. The Company expects selling, general and administrative expense to increase for the remainder of fiscal 2003 as a result of the Company's plan to hire an additional twelve sales clinical specialists to enhance marketing penetration and due to the anticipated growth in U.S. AngioJet System revenue.

Research and Development Expense

     Research and development expense increased $549,000 to $1,539,000, in the three months ended January 31, 2003, when compared to the same period in the prior year. Research and development expense increased $670,000 to $2,692,000 in the six months ended January 31, 2003. These increases were primarily due to the shifting of priorities between various development projects. The Company believes that research and development expense for AngioJet System applications will increase for the remainder of fiscal 2003 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products, including its distal protection device.

Interest Income

     Interest income was $61,000 in the three months ended January 31, 2003 and 2002. Interest income decreased $8,000 in the six months ended January 31, 2003, when compared to the same period in the prior year. The decrease is due to the declining market interest rates which was only partially offset by the increase in cash and cash equivalents. The Company expects interest income on a quarterly basis to increase slightly during the remainder of fiscal 2003 as cash is generated from operations.

Provision For Income Taxes

     The Company recorded a provision for income taxes of $1,282,000 and $2,197,000 or 37.5% of income before income taxes for the three and six months ended January 31, 2003. The tax provision for the three and six months ended January 31, 2002 was reduced to zero due to the reduction of the Company's deferred tax asset valuation allowance.

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for eight quarters, including the second quarter of fiscal 2003. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $12,269,000. $11,526,000 is recorded as a tax benefit in fiscal 2002. The remaining $743,000 relates to disqualified stock options that are recorded in the Consolidated Statement of Changes in Shareholders' Equity. Management will continue to assess the likelihood that the balance of the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. The Company expects that if operations continue to improve in fiscal 2003, the remaining valuation allowance will be reduced to zero by the end of fiscal 2003.


Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled approximately $26.3 million at January 31, 2003 versus $18.6 million at July 31, 2002.

     The $7,772,000 net increase in cash and cash equivalents in the most recent six-month period was primarily due to the net cash provided by operating activities of $5,961,000. Net cash provided by operating activities was primarily due to the net income of $3,661,000, depreciation of $1,066,000, stock compensation expense of $142,000, a decrease in deferred tax asset of $2,038,000, and a decrease in other assets of $514,000. This net cash provided by operating activities was partially offset by an increase in trade receivables of $945,000, an increase in inventory of $205,000 and a decrease in accounts payable and accrued liabilities of $321,000. Depreciation includes company-owned drive units at customer locations, as well as corporate-owned property and equipment. The decrease in deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. The decrease in other assets was due to the collection of a grant receivable and the reduction of prepaid insurance. The Company received a grant from the National Institute of Neurological Disorders and Stroke in the amount of $248,000. The grant helped fund development of the AngioJet NV150 catheter for ischemic stroke. Trade receivables increased due to the increase in revenue for the three-month period ending January 31, 2003 as compared to revenue for the last three months of fiscal 2002. Inventory was increased to meet the increase in demand of the AngioJet System. The decrease in accounts payable was due to the timing of the payment of accounts payables. The decrease in accrued liabilities was due to the timing of the payments of accrued liabilities and the payment of fiscal 2002 corporate incentives in September 2002. Cash used in investing activities was $728,000. This includes the purchase of $615,000 of property and equipment and the repurchase of 10,000 shares for $141,000 of the Company's stock in the public stock market. Net cash provided by financing activities was $2,540,000, which resulted from the cash received in connection with the exercise of stock options and warrants.

Outlook

     The Company expects that overall revenue from the AngioJet System, primarily in the United States, will be in the range of $55 million to $58 million in fiscal 2003. Gross margin for fiscal 2003 is expected to be in the low to mid seventies, as a percent of sales. The Company expects selling, general and administrative expenses to increase further in fiscal 2003 as a result of the Company's plans to hire an additional twelve sales clinical specialists during the fiscal 2003 third quarter to enhance market penetration. Research and development expenditures are expected to continue to increase from the fiscal 2002 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects pre-tax, diluted earnings per share for the full year in the range of $0.62 to $0.68. Income after tax diluted earnings per share is estimated to be in the range of $0.39 to $0.43, not including any potential tax benefit related to a further reduction of the deferred tax asset valuation allowance. The quarterly earnings for the balance of the fiscal year will depend on the timing of the hiring of the additional twelve sales clinical specialists and various R&D expenses including clinical trials. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company's primary source of cash is from its product sales. Collections of the trade receivables resulting from the product sales are reviewed monthly to ensure that the customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation, stock repurchases and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in money market mutual funds. The market risk on such investments is minimal.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of January 2003, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     The Company does not have any debt or off balance sheet liabilities.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2003, (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Securities Exchange Act of 1934, as amended.

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended January 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     a. The 2002 annual meeting of shareholders of Possis Medical, Inc. was held on December 11, 2002.

     b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:

                                                 FOR               WITHHELD

   Robert G. Dutcher .................        15,478,061            991,524
   Mary K. Brainerd...................        15,861,784            607,801
   Seymour J. Mansfield...............        15,910,504            559,081
   William C. Mattison, Jr............        15,916,106            553,479
   Whitney A. McFarlin................        15,873,844            595,741
   Donald C. Wegmiller................        15,963,432            506,153
   Rodney A. Young....................        14,455,659          2,013,926

     The names of each Director whose term of office as a Director continued after the meeting are as follows: Robert G. Dutcher, Mary K, Brainerd, Seymour
J. Mansfield, William C. Mattison, Jr., Whitney A. McFarlin, Donald C. Wegmiller, and Rodney A. Young.

     c. By a vote of 15,899,572 in the affirmative,  464,122 in the negative and
105,891   abstaining,   the   appointment  of  Deloitte  &  Touche  LLP  as  the
Corporation's certified public accountants was ratified.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

 Exhibit                                 Description

   3.1 Articles of incorporation as amended and restated to date (incorporated by referenace to Exhibit [3.1] of the Company's
            Annual Report on Form 10-K for the fiscal year ended July 31, 1994).

   3.2 Bylaws as amended and restated to date (incorporated by reference to Exhibit [3.2] of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999)

  99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K

     Possis Medical, Inc. filed no reports on Form 8-K during the quarter ended January 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          POSSIS MEDICAL, INC.


DATE:  March 17, 2003     BY:      /s/
                          ROBERT G. DUTCHER
                          Chairman, President and Chief Executive Officer



DATE:  March 17, 2003     BY:     /s/
                          EAPEN CHACKO
                          Vice President of Finance and Chief Financial Officer

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



Date: March 17, 2003                      /s/
                                          Robert G. Dutcher
                                          Chairman, President and
                                          Chief Executive Officer

     Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Eapen Chacko, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Possis Medical, Inc. (Possis Medical);

     2. Based on ading with respect to the period covered by this quarterly report;


     3. Based on meriods presented in this quarterly report;

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



Date: March 17, 2003                      /s/
                                          Eapen Chacko
                                          Chief Financial Officer
                                          Vice President of Finance

                                                                   EXHIBIT 99.1


     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this quarterly report of Possis Medical, Inc. on Form 10Q for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert G. Dutcher, Chief Executive Officer of Possis Medical, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Possis Medical, Inc.




March 17, 2003                            /s/
                                          Robert G. Dutcher
                                          Chief Executive Officer

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this quarterly report of Possis Medical, Inc. on Form 10Q for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Eapen Chacko, Chief Financial Officer of Possis Medical, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Possis Medical, Inc.




March 17, 2003                            /s/
                                          Eapen Chacko
                                          Chief Financial Officer