Form 10-Q
period 2003-04-30
POSSIS MEDICAL INC
filed 2003-06-16
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2003

                                       or

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

                            763-780-4555
(Registrant's telephone number, including area code)

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

     The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of May 23, 2003 was 17,798,759.

                              POSSIS MEDICAL, INC.

                                      INDEX



PAGE


PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

             Consolidated Balance Sheets, April 30, 2003
             and July 31, 2002.............................................   3

             Consolidated Statements of Income and Comprehensive Income
             for the three and nine months ended April 30, 2003 and 2002...   4

             Consolidated Statements of Cash Flows for the
             nine months ended April 30, 2003 and 2002 ....................   5

             Notes to Consolidated Financial Statements....................   6

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  10

   ITEM 3.  Quantitative and Qualitative Disclosures about
             Market Risk ..................................................  17

   ITEM 4.  Controls and Procedures........................................  17

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K...............................  18

            SIGNATURES.....................................................  19

PART 1   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                   April 30, 2003              July 31, 2002
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.........................................             $  6,926,374              $ 18,556,663
Marketable securities..................................................               23,142,658                     --
     Trade receivables (less allowance for doubtful
          accounts and returns of $476,000 and
          $582,000, respectively)......................................                7,149,480                 5,873,358
     Inventories.......................................................                4,369,441                 4,134,817
     Prepaid expenses and other assets.................................                  667,289                   762,615
     Deferred tax asset................................................                  646,000                   646,000
               Total current assets....................................               42,901,242                29,973,453

PROPERTY AND EQUIPMENT, net............................................                2,869,581                 3,092,644
DEFERRED TAX ASSET.....................................................                8,593,682                11,623,000
TOTAL ASSETS...........................................................             $ 54,364,505              $ 44,689,097

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable............................................             $  1,346,521              $  1,262,711
     Accrued salaries, wages, and commissions..........................                2,685,760                 2,471,557
     Other liabilities.................................................                1,773,392                 1,200,763
               Total current liabilities...............................                5,805,673                 4,935,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
          of $0.40 par value each; issued and outstanding,
          17,762,803 and 17,274,222 shares, respectively...............                7,105,121                 6,909,689
     Additional paid-in capital........................................               81,450,987                78,385,073
     Unearned compensation.............................................                  (24,000)                  (18,900)
     Retained deficit..................................................              (40,036,446)              (45,521,796)
     Accumulated other comprehensive income............................                   63,170                     --
               Total shareholders' equity..............................               48,558,832                39,754,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................             $ 54,364,505                 $44,689,097

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                    For Three Months Ended           For Nine Months Ended
                                                                April 30, 2003   April 30, 2002   April 30, 2003    April 30, 2002

Product sales...............................................    $ 14,625,124     $ 10,755,468     $ 41,628,687      $ 30,564,524

Cost of sales and other expenses:
     Cost of medical products...............................       3,580,780        3,154,204       10,823,239         9,364,681
     Selling, general and administrative....................       5,986,002        4,946,690       17,325,421        14,094,704
     Research and development...............................       2,228,722        1,023,776        4,920,303         3,045,815
           Total cost of sales and other expenses...........      11,795,504        9,124,670       33,068,963        26,505,200

Operating income............................................       2,829,620        1,630,798        8,559,724         4,059,324
Interest income.............................................          91,910           56,124          219,626           191,475
Income before income taxes..................................       2,921,530        1,686,922        8,779,350         4,250,799
Provision for income taxes..................................       1,097,000            --           3,294,000              --

Net income..................................................       1,824,530        1,686,922        5,485,350         4,250,799

Other comprehensive income, net of tax
     Unrealized gains on securities........................          63,170              --             63,170              --

Comprehensive income........................................    $ 1,887,700      $  1,686,922     $  5,548,520      $  4,250,799

Weighted average number of common shares
   outstanding:
     Basic................................................       17,598,413        17,175,755       17,409,645        17,016,921
     Diluted..............................................       19,159,942        19,025,729       18,807,439        18,697,652
Net income per common share:
     Basic.................................................           $ .10              $.10             $.32              $.25
     Diluted...............................................           $ .10              $.09             $.29              $.23



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)



                                                                                       2003               2002
OPERATING ACTIVITIES:
Net income...................................................................     $  5,485,350        $  4,250,799
Adjustments to reconcile net income to net
  Cash provided by operating activities:
  Depreciation...............................................................        1,589,487           1,585,477
  Gain on asset disposal ....................................................             (343)             (3,626)
  Stock compensation expense.................................................          138,927             175,640
  Deferred taxes.............................................................        3,029,318                --
  Expense reimbursement from city government.................................             --               (83,866)
  Write-down due to impairment of assets.....................................             --                70,000
  Increase in receivables....................................................       (1,276,122)         (1,096,183)
  Increase in inventories....................................................         (745,575)           (580,591)
  Decrease (increase) in other assets........................................           95,326             (97,795)
  Increase (decrease) in trade accounts payable..............................           83,810            (143,089)
  Increase in accrued and other current liabilities..........................          786,832           1,197,949
     Net cash provided by operating activities...............................        9,187,010           5,274,715

INVESTING ACTIVITIES:
Purchase of marketable securities............................................      (23,079,488)               --
Additions to property and equipment..........................................         (896,487)           (667,946)
Proceeds from the disposal of assets.........................................           41,357               7,120
     Net cash used in investing activities...................................      (23,934,618)           (660,826)

FINANCING ACTIVITIES:
Proceeds from issuance of stock and exercise of options
   and warrants..............................................................        4,758,723           2,718,906
Common stock repurchased.....................................................       (1,641,404)               --
Repayment of long-term debt..................................................             --               (26,522)
     Net cash provided by financing activities...............................        3,117,319           2,692,384

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............................      (11,630,289)          7,306,273
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................       18,556,663           9,515,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................     $  6,926,374        $ 16,822,024
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Inventory transferred to property and equipment..............................     $     47,951        $       --
Issuance of restricted stock.................................................           36,000              36,000
Accrued payroll taxes related to restricted stock............................             --               (12,600)


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

     2. STOCK OPTIONS

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

     In accordance with APB Opinion No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                 Three Months Ended                       Nine Months Ended
                                                                      April 30,                                April 30,

                                                               2003              2002                   2003             2002
  Net income:
      Net income - as reported........................     $ 1,824,530       $ 1,686,922            $ 5,485,350      $ 4,250,799
      Less estimated stock-based employee
          compensation determined under fair
          value based method, net of tax..............        (733,000)         (927,000)            (2,309,000)      (3,053,000)
      Net income - pro forma..........................     $ 1,091,530       $   759,922            $ 3,176,350       $1,197,799
  Earnings per common share:
      Basic - as reported.............................           $0.10             $0.10                  $0.32            $0.25
      Less estimated stock-based employee
          compensation determined under
          fair value based method, net of tax.........           (0.04)            (0.06)                 (0.14)           (0.18)
      Basic - pro forma...............................           $0.06             $0.04                  $0.18            $0.07
      Diluted - as reported...........................           $0.10             $0.09                  $0.29            $0.23
      Less estimated stock-based employee
          compensation determined under fair
          value based method, net of tax..............           (0.04)            (0.05)                 (0.12)           (0.17)
      Diluted - pro forma.............................           $0.06             $0.04                  $0.17            $0.06
      Weighted average common shares
          outstanding
      Basic ..........................................      17,598,413        17,175,755             17,409,645       17,016,921
      Diluted.........................................      19,159,942        19,025,729             18,807,439       18,697,652


     We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:


                                                      2003              2002
      Risk-free rate.......................         3.6-4.3%             5.4%
      Expected dividend yield..............               0%               0%
      Expected stock price volatility......           70-80%           79-86%
      Expected option term.................         10 years         10 years
      Fair value per option................      $7.52-15.75      $8.20-17.53

     For purposes of determining the pro forma amounts, the fair value of options is amortized to expense over the option-vesting period in determining the pro forma impact. The option-vesting period is six months to four years (see
Note 4).

     3. INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.

     4. ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 11).

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, and such disclosures have been provided in Note 2. The adoption of SFAS 148 did not have a material impact on the Company's consolidated balance sheet, results of operations, or cash flows.

     5. MARKETABLE SECURITIES

     During the quarter ended April 30, 2003 the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All Company securities in this portfolio as of April 30, 2003 are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value with a net unrealized gain of approximately $63,000 included in other comprehensive income as of April 30, 2003.

     6. INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                             April 30,            July 31,
                                               2003                 2002

         Finished  goods.................  $ 1,757,657          $ 1,883,933
         Work-in-process.................    1,057,195              805,911
         Raw materials...................    1,554,589            1,444,973
                                           $ 4,369,441          $ 4,134,817

     7. PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                        April 30,     July 31,
                                          2003          2002      Life
    Leasehold improvements..........  $ 1,519,438   $ 1,454,833   10 years
    Equipment.......................    7,018,807     7,536,959   3 to 10 years
    Assets in construction..........      159,804       138,271   N/A
                                        8,698,049     9,130,063
    Less accumulated depreciation...    5,828,468     6,037,419

    Property and equipment - net....  $ 2,869,581   $ 3,092,644

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

     Total revenues by United States and outside the United States are as follows:

                                                   Three Months Ended                       Nine Months Ended
                                                 April 30       April 30                  April 30     April 30
                                                   2003           2002                      2003         2002

         United States..................    $ 14,306,525      $ 10,639,218          $ 40,788,097      $ 30,212,274
         Outside United States..........         318,599           116,250               840,590           352,250
         Total revenues.................    $ 14,625,124      $ 10,755,468          $ 41,628,687      $ 30,564,524


     9. NET INCOME PER COMMON SHARE

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

     10. COMMON STOCK

     During the nine months ended April 30, 2003, stock options and warrants for the purchase of 568,955 shares of the Company's common stock were exercised at prices between $2.22 and $18.00 per share.

     During the nine months ended April 30, 2003, the Company issued 24,077 shares in connection with its employee stock purchase plan.

     During the nine months ended April 30, 2003, the Company issued 2,010 shares of restricted stock to the outside members of the Board of Directors.

     During the nine months ending April 30, 2003, the Company repurchased 105,400 shares in the public market at stock prices between $14.02 and $16.48 per share.

     11. ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:


      Accrued warranty costs at July 31, 2002..............     $123,000
      Payments made for warranty costs.....................     (161,600)
      Accrual for product costs............................      185,100
      Accrued warranty costs at April 30, 2003.............     $146,500

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements

     Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. Our forward-looking statements relate to the Company's ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; its ability to obtain additional regulatory approvals on a timely basis; the ability to obtain regulatory clearance in new foreign markets, such as Japan; customer responses to the Company's marketing strategies; future revenue levels; gross margins; expense levels; ability to retain and motivate skilled employees especially sales positions; ability to expand the sales force; deferred tax asset valuation allowance; its outlook including future revenue, earnings, earnings per share and expense levels; future equity financing needs and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment due to rising expenditures on drug-eluting stents and trends toward managed care; changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products such as filterwires, and compounds that may make our products obsolete; sudden restrictions in supply of key materials and deterioration of general market and economic conditions. We also caution you not to place undue reliance on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact the Company's future results are set forth in the risk factors included in Exhibit 99.1 to the Company's Form 10-K for the year ended July 31, 2002 as filed with the Securities and Exchange Commission.


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

     Warranty Reserve

     The Company provides a one-year limited warranty on its AngioJet(R)System drive unit and a limited warranty on AngioJet System disposable products. The Company establishes a warranty reserve at the time products are sold and is based upon historical frequency of claims relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty. Management, on a quarterly basis, evaluates the adequacy of the warranty reserve. Management believes the amount of the warranty reserve is appropriate, given our historical experience; however, actual claims incurred could differ from the original estimate, requiring adjustments to the reserve.

     Deferred Tax Asset Valuation Allowance

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for nine quarters, including the third quarter of fiscal 2003. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $12,269,000. Management will continue to assess the likelihood that the balance of the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

     Results of Operations

     Three and Nine Month Periods Ended April 30, 2003 and 2002

     Total product sales for the three months ended April 30, 2003 increased $3,869,000, or 36%, to $14,625,000 compared to $10,756,000 for the comparable period in fiscal 2002. Total product sales for the nine months ended April 30, 2003 increased $11,064,000, or 36%, to $41,629,000 compared to $30,565,000 for the comparable period in fiscal 2002. The Company recorded pre-tax income for the quarter ended April 30, 2003 of $2,922,000, or $0.15 per diluted share. This compared to pre-tax income in the same period in fiscal 2002 of $1,687,000, or $0.09 per diluted share. For the nine months ended April 30, 2003 the Company recorded pre-tax income of $8,779,000, or $0.47 per diluted share. This compared to pre-tax income in the same period in fiscal 2002 of $4,251,000, or $0.23 per diluted share. The Company recorded net income for the quarter ended April 30, 2003 of $1,825,000, or $0.10 per diluted share, compared to net income of $1,687,000, or $0.09 per diluted share in the same period in 2002. For the nine months ended April 30, 2003, the Company recorded net income of $5,485,000 or $0.29 per diluted share, compared to net income of $4,251,000, or $0.23 per diluted share, in the same period in 2002.

     Revenue - AngioJet System

     U.S. AngioJet System revenue for the three months ended April 30, 2003 increased 35% to $14,307,000 from $10,639,000 for the same period in 2002. U.S. AngioJet System revenue for the nine months ended April 30, 2003 increased 35% to $40,788,000 from $30,212,000 in 2002. The Company markets the AngioJet(R) Rheolytic(TM)Trombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the revenue increase were increased sales resulting from continuing customer acceptance of our improved coronary and peripheral product lines. The Company began marketing the XVG(R)atheter in April 2002 for the removal of blood clots in peripheral arteries and the Xpeedior(R)lus 120 catheter in August 2002 to remove blood clots in peripheral arteries. In addition, the Company's Xpeedior and XMI(R) catheters continue to have increased acceptance by physicians. The Xpeedior catheters are the first catheters marketed by the Company based upon its proprietary Cross-Stream(R)Technology. The XVG and XMI catheters also incorporate Cross-Stream technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

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

     In August 2002, the Company released to the U.S. market the new Xpeedior Plus 120 catheter for use in removing blood clots from peripheral arteries greater than or equal to 3mm in diameter. The Xpeedior Plus 120 catheter is an improved version of our Xpeedior 100. Compared to the Xpeedior 100, the new catheter's longer length and additional features will allow the physician to treat more distal vessels.

     As of April 30, 2003, the Company had a total of 1,022 domestic drive units in the field, compared to 824 drive units at April 30, 2002, and 953 units as of January 31, 2003. During the three month period ended April 30, 2003, the Company's catheter sales increased approximately 27% to approximately 10,700 catheters versus approximately 8,400 catheters in the same prior year period. During the nine month period ended April 30, 2003, the Company's catheter sales increased approximately 28% to approximately 30,600 catheters versus approximately 24,000 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.4 in the third quarter of fiscal 2003, compared to a rate of 10.2 in the same prior year period, and 10.9 in the second quarter of fiscal 2003. The Company sold 45 and 162 drive units worldwide during the three and nine months ended April 30, 2003, respectively, compared to 40 and 127 drive units in the same periods in the prior year, respectively.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The Company has no leasing programs for its capital equipment. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with six purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups evaluate and screen new medical technologies on behalf of their members, and once they recommend a technology, such as the AngioJet System, they negotiate pre-determined discounts on behalf of their members. The benefit for the Company is access to the recommended vendor list, along with marketing support provided by the purchasing group. The purchasing groups receive a marketing fee on their member purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

     The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA-approved product uses, introduction of new catheter models for existing indications, more face time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

     Foreign sales of the AngioJet System for the three and nine month periods ended April 30, 2003 were $319,000 and $841,000, respectively. This compared to foreign sales of the AngioJet System of $116,000 and $352,000, respectively, for the same periods the previous year. The increase in sales is primarily due to the introduction of the XMI and XVG catheters and the increase in drive unit sales in the European market. The Company has recently expanded the sales territory of one of its existing European distributors to expand product penetration in Europe. In Japan, the Company has decided to independently pursue an alternative regulatory strategy that will utilize our U.S. coronary clinical trial results and extensive body of published clinical studies which is expected to result in regulatory approval and satisfactory reimbursement for the AngioJet System with the XMI catheter by the second quarter of fiscal 2004.

     The Company believes that the treatment of blood clots in coronary vessels,
peripheral  vessels,   vessels  in  the  brain  and  vascular  grafts,   provide
significant worldwide marketing opportunities for the AngioJet System.

     Cost of Medical Products

     Cost of medical products increased $427,000 to $3,581,000 in the three month period ended April 30, 2003 over the same period in the previous year, and increased $1,458,000 to $10,823,000 for the nine month period ended April 30, 2003 over the same period in the previous year. These increases are primarily due to the significant growth in the U.S. AngioJet System product sales. For the three months ended April 30, 2003, gross profit improved by $3,443,000 to $11,044,000 over the same period in the previous year. This resulted in a gross profit margin of 76% as a percentage of product sales. Gross margins improved $9,605,000 to $30,805,000, or 74% as a percentage of product sales, for the nine month period ended April 30, 2003 over the same period in the previous year. This compares to gross margins as a percentage of product sales of 69% for each of the three and nine month periods ended April 30, 2002. The improvement in gross margins was driven by higher volumes of the XMI, XVG and Xpeedior catheters, an improvement in the higher margin, long and middle catheter product mix in the three and nine months ended April 30, 2003 as compared to same period in the previous fiscal year. This was partially offset by the impact of higher international sales versus the prior year period. The Company believes that gross margins will be in the low to mid seventies, as a percent of sales, for the remainder of calendar 2003.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased $1,039,000 to $5,986,000 for the three months ended April 30, 2003 and increased $3,230,000 to $17,325,000 for the nine months ended April 30, 2003, compared to the same periods in the previous year. The primary factors in the expense increase for the three months ended April 30, 2003 were the $450,000 additional expenses associated with the growth in the sales force versus a year ago, increased expenses associated with marketing studies of $183,000, increased outside services of $110,000, increased sales demos and sales materials of $109,000, and higher medical insurance expense of $94,000. The primary factors for the expense increase for the nine months ended April 30, 2003 were the $1,275,000 additional expenses associated with the growth in the sales force versus a year ago, increased contract labor of $121,000, increased outside services of $242,000, increased sales demos and sales materials of $245,000, sales meetings and conventions of $269,000, increased expenses associated with marketing studies of $438,000 and higher medical insurance expense of $424,000. The Company expects selling, general and administrative expense to increase for the remainder of fiscal 2003 as a result of the Company's expansion of its sales force to enhance marketing penetration and due to the anticipated growth in U.S. AngioJet System revenue.

     Research and Development Expense

     Research and development expense increased $1,205,000 to $2,229,000, in the three months ended April 30, 2003, when compared to the same period in the prior year. Research and development expense increased $1,874,000 to $4,920,000 in the nine months ended April 30, 2003. These increases were primarily due to the shifting of priorities between various development projects. The Company believes that research and development expense for AngioJet System applications will increase for the remainder of fiscal 2003 as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products, including its distal protection device.

     Interest Income

     Interest income was $92,000 and $56,000 in the three months ended April 30, 2003 and 2002, respectively. Interest income increased $28,000 in the nine months ended April 30, 2003 to $92,000, when compared to the same period in the prior year. The increases are due to the investing of excess cash and cash equivalents in an enhanced cash management portfolio of marketable securities. The Company expects interest income on a quarterly basis to increase slightly during the fourth quarter of fiscal 2003 as cash is generated from operations.

     Provision For Income Taxes

     The Company recorded a provision for income taxes of $1,097,000 and $3,294,000 or 37.5% of income before income taxes for the three and nine months ended April 30, 2003. The tax provision for the three and nine months ended April 30, 2002 was reduced to zero due to the reduction of the Company's deferred tax asset valuation allowance.

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for nine quarters, including the third quarter of fiscal 2003. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarter of fiscal 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $12,269,000. $11,526,000 was recorded as a tax benefit in fiscal 2002, and the remaining $743,000 relates to disqualified stock options that are recorded directly in Shareholders' Equity. Management will continue to assess the likelihood that the balance of the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

     Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $30,069,000 at April 30, 2003 versus $18,557,000 at July 31, 2002.

     The $11,512,000 net increase in cash, cash equivalents and marketable securities in the most recent nine-month period was primarily due to the net cash provided by operating activities of $9,187,000. Net cash provided by operating activities was primarily due to the net income of $5,485,000, depreciation of $1,589,000, stock compensation expense of $139,000, a decrease in deferred tax asset of $3,029,000, and an increase in accrued liabilities of $787,000. This net cash provided by operating activities was partially offset by an increase in trade receivables of $1,276,000 and an increase in inventory of $746,000. Depreciation includes company-owned drive units at customer locations, as well as company-owned property and equipment. The decrease in deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. Trade receivables increased due to the increase in revenue for the three-month period ending April 30, 2003 as compared to revenue for the last three months' fiscal 2002. Inventory was increased to meet the increase in demand of the AngioJet System. The increase in accrued liabilities was due to the timing of the payments for payroll and other accrued liabilities. This increase was partially offset by the payment of fiscal 2002 corporate incentives in September 2002. Cash used in investing activities was $23,935,000. This includes the purchase of $23,079,000 of marketable securities and the purchase of $896,000 of property and equipment. Net cash provided by financing activities was $3,117,000, which resulted from the cash received in connection with the exercise of stock options and warrants for $4,759,000, offset by the repurchase of 105,400 shares for $1,641,000 of the Company's stock in the open market transactions.


     Outlook

     The Company expects that overall revenue from the AngioJet System, primarily in the United States, will be approximately $57 million in fiscal 2003. Gross margin for fiscal 2003 is expected to be in the mid seventies, as a percent of sales. The Company expects selling, general and administrative expenses to continue increasing throughout the remainder of fiscal 2003 as a result of the Company's expansion of its sales force to enhance market penetration. Research and development expenditures are expected to continue to increase from the fiscal 2002 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials for a new distal occlusion product. The Company expects pre-tax, diluted earnings per share for the full year in the range of $0.62 to $0.64. After tax diluted earnings per share are estimated to be in the range of $0.39 to $0.40, not including any potential tax benefit related to a further reduction of the deferred tax asset valuation allowance. For fiscal 2004, the Company's preliminary guidance is to expect revenue in the range of $72-$75 million, with slightly expanding full-year margins, as a percent-of-sales. The Company expects diluted earnings per share for the full year in the range of $0.54 to $0.64. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company's primary source of cash is from its product sales. Cash is sufficient for the Company's needs into the foreseeable future. Collections of the trade receivables resulting from the product sales are reviewed monthly to ensure that the customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation, stock repurchases and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of related, short duration is minimal, while enhancing returns above money market levels.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). At the end of April 2003, the amount of currency held in foreign exchange was approximately $1,000 USD. The market risk on the Company's foreign subsidiary operations is minimal.

     The Company does not have any debt or off-balance-sheet liabilities.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2003, (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Securities Exchange Act of 1934, as amended. The Company is in the process of evaluating methods for facilitating an outside review of its internal controls, in keeping with recent directives issued by the SEC following the Sarbanes-Oxley Act; this would prepare the Company for the review of controls and July 31, 2004 attestation by outside auditors, mandated by the Sarbanes-Oxley Act.

     (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended April 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

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

     3.2 Bylaws as amended and restated to date (incorporated by reference to Exhibit [3.2] of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999)

    99.1 Certifications pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     During the quarter ended April 30, 2003, the Company filed a Report on Form 8-K on February 11, 2003 under Item 5 reporting second quarter earnings.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        POSSIS MEDICAL, INC.

DATE:  June 16, 2003    BY:      /s/
                           ROBERT G. DUTCHER
                           Chairman, President and Chief Executive Officer



DATE:  June 16, 2003    BY:     /s/
                           EAPEN CHACKO
                           Vice President of Finance and Chief Financial Officer

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


Date: June 16, 2003                    /s/
                                  Robert G. Dutcher
                                  Chairman, President and
                                  Chief Executive Officer

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


Date: June 16, 2003                    /s/
                                  Eapen Chacko
                                  Chief Financial Officer
                                  Vice President of Finance