Form 10-K
period 2003-07-31
POSSIS MEDICAL INC
filed 2003-10-29
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO ____

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes__X__ No____

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2003: $330,798,000.

     The number of shares outstanding of the registrant's common stock as of September 25, 2003: 17,756,531.

     Certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 2003 annual meeting to be filed on or before November 10, 2003 ("The Proxy Statement").

                                     PART I
Item 1.  Business:

General

     Possis Medical, Inc. (the "Company") is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 47 years. In 1960, the Company went public. In 1990, the Company decided to focus on medical products and changed its name to Possis Medical, Inc. in 1993.

Products

     ANGIOJET(R) RHEOLYTIC(TM) THROMBECTOMY SYSTEM. The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma and impediment of normal flow during invasive procedures or pressure impeding venous return for example prolonged bed rest. If a blood clot becomes large enough, it can block a blood vessel, preventing oxygenated blood from reaching the organ or tissue it supplies, a condition called ischemia. In addition, if a blood clot breaks off, it can travel through the bloodstream (embolize) and block blood flow to other organs and tissue. Conditions caused by blood clots include acute myocardial infarction (heart attack), stroke, peripheral ischemia, which can lead to limb loss, hemodialysis vascular access failure, pulmonary embolism, and deep vein thrombosis.

     Based on its clinical trial results, Food and Drug Administration ("FDA") clearances, approximately 195 scientific journal articles, and approximately 150,000 clinical procedures to date, the Company believes that its AngioJet System represents a rapid, safe, and medically effective approach to the removal of blood clots from arteries, veins and grafts and offers certain advantages over current methods of treatment. The AngioJet System is a non-surgical, minimally invasive catheter system designed to rapidly remove blood clots with minimal vascular trauma. The AngioJet System consists of three major components: a reusable drive unit to power a pump and monitor device performance, a disposable single-use pump set that delivers pressurized saline to the catheter, and a family of disposable, single-use catheters. The AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention or the risk of uncontrolled bleeding.

     To operate the AngioJet System, a physician first threads a catheter over a guidewire down a patient's blood vessel to the site of the blood clot. The AngioJet System's drive unit is then activated, causing a disposable pump to pressurize sterile saline to approximately 10,000 pounds per square inch (psi) at the source and send it through the catheter to the tip. Saline jets enclosed within the catheter spray from the catheter tip back up the catheter at several hundred miles per hour. The operation of high-speed jets, contained inside the catheter, creates a localized low-pressure zone around the catheter's tip. The difference between the low pressure at the tip and the normal blood pressure in the vessel draws the blood clot into the catheter through openings near the tip. The jets then macerate or pulverize the blood clot into microscopic fragments, which are ultimately propelled down the catheter, out of the patient's body and into a disposable collection bag located on the drive unit. The saline jets are not used directly on the vessel surface to remove material.

     Currently, the Company markets the XMI(R), XVG(R), Xpeedior(R) and AVX(TM) catheters. Each of these catheters feature the Company's proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient outcomes.

     The AngioJet System is a pioneering device for the removal of intravascular blood clots in a variety of clinical applications. It is typically used in conjunction with other medical devices, such as angioplasty balloons and stents (both bare metal and drug eluting), and drugs, such as thrombolytics and platelet inhibitors. The market potential is not readily quantifiable through widely published industry statistics. The approach of the Company has been to estimate the total number of cases for a given indication in a particular vascular territory. These statistics are available through industry sources. The Company then estimates the number of procedures that might be amenable to treatment with the AngioJet System, in conjunction with other therapies, both devices and drugs. In making these estimates for the number of cases amenable to treatment with the AngioJet System, the Company has relied on its own estimates, as well as estimates based on data provided by physician consultants, presentations at medical industry conferences, peer-reviewed journal articles, security analyst publications, and publications by industry trade and consulting groups. In cases where little or no reliable data exist, relatively simple "rules of thumb" are used to estimate figures for statistics like worldwide diagnosis of certain conditions. We believe that the totality of these sources provides estimates that are directionally and relatively accurate, although the Company cannot guarantee their accuracy.

     The Company's marketing analysis and cumulative clinical experience indicate that the AngioJet System may be effective for the treatment of various blood clot-induced conditions throughout the vasculature. The following table shows the vascular territories and indications for which the AngioJet System may be used. In addition, the table indicates the estimated annual incidence worldwide and the Company's estimated AngioJet System annual market potential.


AngioJet
                                                                                         Estimated                 System
                                                                                           Annual                  Annual
                                                                                         Worldwide                 Market
                                                                                         Incidence               Potential
Vascular Territory                           Indication                                  (Patients)             (Procedures)

Coronary (1)                        Coronary Thrombosis (Native                          5,300,000                550,000
                                    Arteries and Bypass Grafts)
Legs (2)                            Peripheral Vascular Disease/                         1,300,000                220,000
                                    Thrombosis
A-V Access (3)                      Hemodialysis Graft Thrombosis                          265,000                265,000
Cerebral (4)                        Ischemic Stroke                                      1,070,000                332,000
Coronary (4)                        Embolic Protection in SVG                              306,000                306,000
                                    Intervention
Lungs (4)                           Pulmonary Embolism                                     400,000                200,000
Venous (4)                          Venous Thrombosis                                    1,200,000                144,000

                                                                      Total              9,841,000              2,017,000


(1) Marketed under March 1999 FDA approval.
(2) Marketed under April 2000 FDA approval.
(3) Marketed under December 1996 approval.
(4) In research and development phase.

     In April 2000, March 1999 and December 1996, the Company received FDA clearances to commence U.S. marketing of the AngioJet System, for removal of blood clots in leg arteries, native coronary arteries and coronary bypass grafts and access grafts used by patients on kidney dialysis, respectively.

     During 1996  through  1998,  the Company  sponsored a  randomized  clinical trial, VeGAS 2, which compared the AngioJet System with the approved thrombolytic drug, Urokinase(R), in the treatment of intracoronary thrombus. The AngioJet System proved to be medically safe and effective and cost-effective compared to Urokinase. Treatment in the trial with AngioJet costs an average of $5,000 less per patient than did treatment with Urokinase. These results have been presented by physician investigators at major medical meetings and have been published in the October 2001 issue of the American Heart Journal, a peer reviewed publication.

     With respect to other FDA-approved indications, such as peripheral arteries, the Company believes that the AngioJet System offers a unique combination of clinical benefit and cost-effectiveness, when compared with medical management and thrombolytic therapy. While the Company and some physicians have assembled considerable data demonstrating these cost-savings, it is noted that these savings have been documented only in non-randomized patient sets.

     In July 2003, the Company completed patient enrollment planned for the TIME 1 clinical study of the AngioJet NV150 catheter system and Possis Microcatheter to treat acute ischemic stroke. As has been reported, AngioJet treatment in the study was safe, but clinically significant clot removal was seen in only about 30% of the patients. This outcome was not sufficient to support a Phase 2 study at this time. The Company intends to continue its research efforts for treating ischemic stroke along several paths, including using drugs and our device together, to develop a therapy with the right balance of safety and effectiveness.

Graft Products

     The Company has ceased pursuing development and commercialization of its graft products and the assets associated with these products have been written off. The Company is not optimistic that the assets can bring significant value in a sale.

Research and Development

     The Company's product development efforts are focused on product enhancements for existing approved indications, new products for existing indications, new products for new clinical indications and general upgrades to the AngioJet System, such as to the drive unit and pump set. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing process, conduct of clinical trials, and seeking and obtaining governmental approvals. In fiscal 2004, the Company's research and development expenses are expected to increase from fiscal 2003 levels in order to expand the current realizable market for the AngioJet System, as well as to expand into new areas, such as distal embolic protection.

     As of September 30, 2003, the Company employed approximately 19 full-time employees in research and development, including 16 in new product concept screening, prototype building, product and process development and validation, and three in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Minnesota. The Company spent $7,503,000, $4,427,000 and $4,820,000 in fiscal 2003, 2002 and
2001, respectively, on medical product research and development exclusively related to the AngioJet System.

Manufacturing

     The Company assembles and tests its entire product line in-house and has vertically integrated a number of processes in an effort to provide increased quality and reliability of the components used in the production process. Many of the processes are proprietary and were developed by the Company. Most of the Company's raw materials and its components and select subassemblies used in its products are purchased from outside suppliers and are generally readily available from multiple sources; however, some of the raw material items are available only from single source suppliers.

     The Company's manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice ("GMP") compliance inspections by the FDA and a Notified Body, a private sector audit and test house designated by European Union competent authorities (Ministries of Health) to determine whether a product can display the CE mark, which is necessary for marketing in the European Union. We have undergone inspections by the FDA for GMP compliance and/or our Notified Body each year since 1968.

Marketing and Sales

     The Company markets its AngioJet System primarily to interventional cardiologists, interventional radiologists and vascular surgeons and secondarily to physician specialty groups, such as nephrologists and osteopaths. Revenue from AngioJet System sales in the United States was approximately 98%, 99% and 99% of fiscal 2003, 2002 and 2001 revenue, respectively.

     The Company is currently marketing the AngioJet System for coronary applications, peripheral vessel and graft applications and hemodialysis graft thrombosis. If the Company applies the AngioJet System to stroke treatment, the Company anticipates marketing the AngioJet System to interventional neuroradiologists, neurologists and interventional cardiologists as FDA marketing approvals are obtained.

     The AngioJet System is currently marketed by a direct sales force in the United States, consisting entirely of Company employees. A single sales force calls on all the distinct specialties listed above; for example, the Company does not have specialized coronary or peripheral sales personnel.

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

Patents, Patent Applications, Licenses and Proprietary Rights

     The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The patents held and applied for by the Company describe method and apparatus claims related to thrombectomy and atherectomy devices, distal occlusion devices, and method and apparatus claims related to the design and use of synthetic vascular grafts. The Company no longer considers the graft patents as material to its business going forward. The Company holds 14 United States patents and six foreign patents relating to the AngioJet System. Of the 14 U.S. patents, ten were filed between 1990 and 1995 and are valid for 17 years following issuance. The remaining four were filed in or after 1998 and are valid for 20 years following their filing dates. In addition, the Company has 18 United States and 18 foreign patent applications pending relating to the AngioJet System. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.

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

     Currently, the three primary methods of removing intravascular blood clots are surgery, dissolution with drugs (thrombolysis) and mechanical devices. Thrombolytic drug treatment involves the administration of a drug designed to soften or dissolve the blood clot in an intensive care setting. Thrombolytic drugs may require prolonged infusion to be effective and may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Also, other classes of drugs, specifically platelet glycoprotein llb/llla inhibitors, are being used to prevent blood clots from forming during coronary interventional procedures. However, these drugs have no proven benefit against clots already formed. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then pulling the balloon along the artery, essentially dragging the blood clot out of the patient's body.
Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

     The medical products market is characterized by rapidly evolving technology and intense competition. The future success of the Company will depend on its ability to keep pace with advancing technology and competitive innovations. Many potential competitors have significantly greater research and development capabilities, more experience in obtaining regulatory approvals, established marketing and greater financial and managerial resources than the Company. Many potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may employ an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by the Company.

     The AngioJet System is a device for the rapid, safe and effective removal of intravascular thrombus from native coronary vessels and saphenous vein grafts, kidney dialysis access grafts, and leg arteries. The AngioJet System has a unique profile of safety, clinical effectiveness, and cost-effectiveness. In general, it competes against pharmacological dissolution of the thrombus using thrombolytics or platelet glycoprotein IIb/IIIa inhibitors, mechanical removal using other devices, and against surgical revision of grafts. Drugs take time, do not work in a significant number of cases, have deleterious side effects and are expensive. Drugs are, however, easy to administer, particularly in an emergency room setting or in a community hospital that lacks interventional facilities. In general, drugs have the biggest market share among the set of procedures which constitute our potential markets.

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

     FDA regulations place the Company's products in either Class II or III (the highest level of relative risk), based on the extent of both the pre-market approvals and post-market controls deemed necessary to assure that they are safe and effective. For example, Class II devices such as the AngioJet System for A-V access graft thrombectomy are subject to pre-market notification (510(k) submission) to the FDA, whereas use of the AngioJet System for treating coronary thrombus is subject to pre-market approval ("PMA") by the FDA, and subsequent annual and other PMA supplemental reporting requirements. While the FDA attempts to complete review of these different types of pre-market submissions within specific timeframes (90 days for a 510(k); 180 days for a PMA), final action by the FDA may take considerably longer. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations.

     In addition, either a 510(k) or PMA may require the inclusion of data and analyses from the conduct of investigational clinical trials. Generally, such clinical trials may be conducted only under an Investigational Device Exemption ("IDE") approved by the FDA. The FDA monitors and oversees the conduct of clinical trials under an IDE. Such clinical trials typically take several years to conduct, and they can cost several million dollars. Many of the Company's products were the subject of such clinical trials in the past, and the Company expects that some of its future products will also require investigational clinical trials.

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

     The AngioJet System received its first clearance for the U.S. market via a 510(k) premarket notification cleared by the FDA in December 1996, for use in treating thrombosed AV access grafts. In March 1999, the AngioJet System received FDA approval of a PMA application for treating thrombus in coronary arteries and saphenous vein bypass grafts. In May 2000, the AngioJet System received FDA market clearance via another 510(k) premarket notification for treating thrombus in leg arteries.

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

     The Company conducts sales and marketing activities in various foreign countries. The time required to obtain approval to market a product in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The AngioJet System displays the CE Mark, allowing import into the European Union and certain other countries that accept the CE Mark. Approval to display the CE Mark is dependent, in part, on annual inspections by representatives of European Notified Bodies to successfully demonstrate compliance with the ISO 9001 Quality Standards.

Employees

     As of September 30, 2003, the Company had 228 full-time employees, three part-time employees and 14 contract employees. Of these full-time employees, 19 are in research and development, 90 are in manufacturing and production, 13 are in quality assurance, six are in facilities/maintenance, 82 are in sales and marketing and 18 are in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

Available Information

     We maintain a website at www.possis.com. We make available on our website under "Investors"-"SEC Filings" and "Financial Results," free of charge, our Annual Report to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the SEC filings of its directors and executive officers under Section 16 of the Securities Exchange Act (Forms 3, 4 and 5). These links are automatically updated, so the filings also are available immediately after they are made publicly available by the SEC. These filings also are available by the SEC through the SEC's EDGAR system at www.sec.gov.

Item 2.  Properties:

     The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of controlled environment manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

     The Company leases approximately 800 square feet of office space at 1513 Johnson Ferry Road, Marietta, Georgia. See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

    Management believes these properties to be in good condition and are adequate to meet its current levels of production and research and development activities. However, management anticipates additional space will be needed to meet expected future production levels and future research and development activities. Included in the existing lease for the 9055 Evergreen Boulevard NW property is the option to purchase or continue to lease with the option of adding on to the current location as the need arises. Management has currently initiated discussions with its landlord to evaluate expansion timing and costs and expects to complete expansion plans within the next twelve months.

Item 3.  Legal Proceedings:

None

Item 4.  Submission of Matters to a Vote of Security Holders:

None

Executive Officers of the Registrant:


       Name           Age                       Position

Robert G. Dutcher      58     Chairman, President and Chief Executive Officer

Eapen Chacko           55     Chief Financial Officer and Vice President,
                              Finance and Investor/Public Relations

Irving R. Colacci      50     Vice President, Legal Affairs and Human Resources
General Counsel and
Secretary

James D. Gustafson     47     Vice President, Technology, Product Development
                              and Quality Systems

Shawn F. McCarrey      45     Vice President, Worldwide Sales

Robert J. Scott        58     Vice President, Manufacturing and
                              Information Technology

     Robert G. Dutcher joined the Company's medical subsidiary in 1985 as its General Manager and became its President. He has served as Executive Vice President of the parent Company from June 1992 until October 1993. He has served as President and Chief Executive Officer since October 1993. Mr. Dutcher was elected to Chairman of the Board in December 2001.

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

     James D. Gustafson has served as Vice President of the Company since January 1, 1994 and has been responsible for Quality Assurance and Regulatory/Clinical Affairs for the Company since June 1993. In August 2001, Mr. Gustafson assumed responsibility for the Company's product technology and development functions.

     Shawn F. McCarrey joined the Company as Director of U.S. Sales in December 1998, and became Vice President of U.S. Sales in April 2001 and Vice President of Worldwide Sales in February 2003. Prior to joining the Company, Mr. McCarrey served in a variety of sales positions with USCI, a subsidiary of C.R. Bard, Inc., from January 1982 until 1998.

     Robert J. Scott joined the Company's medical subsidiary in 1985 and has served as Vice President of Manufacturing since 1993 and Information Technology since July 30, 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters:

     The Company had 1,366 common shareholders of record at September 30, 2003. The common stock is traded on the Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2003 and 2002 are presented below:

                                        2003                      2002
                                 High          Low          High          Low
         QUARTER:
                  First         $12.62      $  9.01        $14.70      $  9.85
                  Second         19.63        11.49         19.00        13.00
                  Third          20.19        14.93         21.15        14.19
                  Fourth         19.79        13.57         15.10         8.91

     The Company has not paid cash dividends on its common stock since 1983. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,


In Thousands Except per Share Data                            2003           2002           2001           2000           1999

INCOME STATEMENT DATA:
    Products sales...................................       $57,428        $42,471        $30,001        $20,552        $13,210
    Net income (loss):
         Before income taxes.........................        12,013          6,256         (3,304)       (10,590)       (12,021)
         Income tax benefit..........................         4,555         11,526           --             --             --
         After income taxes..........................        16,568         17,782         (3,304)       (10,590)       (12,021)
    Net income (loss) per common share - basic:
         Before income taxes.........................           .69            .37           (.20)          (.67)           .90)
         Income tax benefit..........................           .26            .67           --             --             --
         After income taxes..........................           .95           1.04           (.20)          (.67)          (.90)
    Net income (loss) per common share - diluted:
         Before income taxes.........................           .64            .34           (.20)          (.67)          (.90)
         Income tax benefit..........................           .24            .62           --             --             --
         After income taxes..........................           .88            .96           (.20)          (.67)          (.90)
    Weighted average shares outstanding:
         Basic.......................................        17,502         17,079         16,739         15,697         13,356
         Diluted.....................................        18,889         18,602         16,739         15,697         13,356

BALANCE SHEET DATA:
    Working capital..................................       $38,881        $25,038        $14,405        $16,788        $13,530
    Total assets.....................................        67,765         44,689         22,009         25,004         19,821
    Long-term debt, excluding current maturities.....          --             --             --                7            100
    Shareholders' equity.............................        61,034         39,754         18,071         20,495         16,315


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. Our forward-looking statements relate to the Company's ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; its ability to obtain additional regulatory approvals in a timely basis; the ability to obtain regulatory clearance in new foreign markets; customer responses to the Company's marketing strategies; ability to retain and motivate skilled employees especially sales positions; ability to expand the sales force; deferred tax asset valuation allowance; its outlook including future revenue, earnings, earnings per share and expense levels; future equity financing needs; and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment due to rising expenditures on drug-eluting stents and trends toward managed care; changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products such as filterwires and compounds that may make our products obsolete; sudden restrictions in supply of key materials; and deterioration of general market and economic conditions. We also caution you not to place undue reliance on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact the Company's future results are set forth in the risk factors included in Exhibit 99.1 to this report on Form 10-K.

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

     The Company operates in one business segment -- the manufacture and sale of medical devices. The Company evaluates revenue performance based on the total revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     The Company generates revenue from the sale of its products. The resulting cash flow, together with the net proceeds from the Company's debt and equity offerings, has been used to fund the Company's operations, including research and development related to its products. Approximately 98% of fiscal 2003 revenues were from product sales in the United States. The high concentration of United States revenue generation is expected to continue for the foreseeable future.

Critical Accounting Policies

     The consolidated financial statements include accounts of the Company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company's most critical accounting policies are those described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Revenue Recognition

     Revenues associated with products that are already maintained at customer locations are recognized and ownership and risk of loss are transferred to the customer when the Company receives a valid purchase order from the customer.
Revenues associated with products that are not maintained at the customer locations are recognized and title and risk of loss are transferred to the customer when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized. Revenue recognition for drive unit extended warranties is amortized on a straight-line basis over the life of the warranty period.

Allowance for Returns

     Accounts receivable are reduced by an allowance for items that may be returned in the future. The allowance requires us to make estimates at the time the account receivable is recorded concerning the likelihood for returns in the future. The estimate is based upon historical experience, information received from our customers and assumptions that are believed to be reasonable under the circumstances. Management, on a quarterly basis, evaluates the adequacy of the allowance for returns. Management believes the amount of the allowance for returns is appropriate; however, actual returns incurred could differ from the original estimate, requiring adjustments to the allowance.

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

Warranty Reserve

     The Company provides a one-year limited warranty on its AngioJet System drive unit and a limited warranty on AngioJet System disposable products. The Company establishes a warranty reserve at the time products are sold which is based upon historical frequency of claims relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty. Management, on a quarterly basis, evaluates the adequacy of the warranty reserve. Management believes the amount of the warranty reserve is appropriate, given our historical experience; however, actual claims incurred could differ from the original estimate, requiring adjustments to the reserve.

Deferred Tax Asset Valuation Allowance

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for ten quarters, including the fourth quarter of fiscal 2003. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarters of fiscal 2003 and 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward through the carry-forward period, the Company reduced its valuation allowance on the deferred tax asset by $9,060,000 and $12,269,000 during the fourth quarter of fiscal 2003 and 2002, respectively. Management believes the remaining valuation allowance is necessary as $740,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

     In our Selected Financial Data, Management's Discussion and Analysis, and Notes to Consolidated Financial Statements, the Company makes reference to a non-GAAP (general accepted accounting principles) financial measure - income per common share before income taxes. The Company believes that this non-GAAP financial measures is useful to investors because it provides investors with another measure to consider, in conjunction with the GAAP results, that may be helpful to meaningfully compare the Company's operating performance. It is especially useful for fiscal 2003 and 2002, when the Company had an unusual tax benefit due to the reduction of the tax valuation allowance. In each case that the Company makes reference to a non-GAAP financial measure, the Company also provides a reconciliation to the comparable GAAP financial measures.

Results of Operations

Fiscal Years Ended July 31, 2003, 2002 and 2001

     Total product sales for fiscal 2003 increased $14,957,000, or 35%, to $57,428,000, compared to $42,471,000 in fiscal 2002. Total product sales for fiscal 2002 increased $12,470,000, or 42%, to $42,471,000, compared to
$30,001,000 in fiscal 2001. The Company recorded pre-tax net income of $12,013,000, or $0.64 per diluted share, in fiscal 2003 and $6,256,000, or $0.34 per diluted share, in fiscal 2002. This compared to a net loss of $3,304,000, or $0.20 per diluted share, in fiscal 2001. In fiscal 2003, the Company recorded a benefit for income taxes in the amount of $9,060,000 due to the reduction of the deferred tax asset valuation allowance and changes in temporary differences. This income tax benefit offset the Company's income tax provision of $4,505,000 and resulted in a net income tax benefit of $4,555,000 and resulted in net income after income taxes in fiscal 2003 of $16,568,000, or $0.88 per diluted share. In fiscal 2002, the Company recorded a benefit for income taxes in the amount of $11,526,000 due to the reduction of the deferred tax asset valuation allowance. This resulted in net income after income taxes in fiscal 2002 of $17,782,000, or $0.96 per diluted share.

Revenue - AngioJet System

     U.S. AngioJet System revenue for fiscal 2003 increased $14,179,000, or 34%, to $56,212,000 compared to $42,033,000 in fiscal 2002. U.S. AngioJet System revenue for fiscal 2002 increased $12,404,000 or 42%, to $42,033,000 compared to $29,629,000 in fiscal 2001. The Company markets the AngioJet System worldwide. The AngioJet System consists of a drive unit (capital equipment) that powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the AngioJet System revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with additional labeling claims and the expansion of its direct sales force. During fiscal 2003, 2002 and 2001, the Company began U.S. marketing of three new catheters for the removal of blood clots in leg (peripheral) arteries: the Xpeedior(R) Plus 120 in August 2002, the XVG in April 2002 and the XMI in March 2001. In addition, the Company received clearance to market the Company's XMI catheter for coronary use in December 2001. The XVG, XMI and Xpeedior catheters feature the Company's proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

     As of July 31, 2003, the Company had a total of 1,062 domestic AngioJet System drive units in the field, compared to 863 and 669 at the end of the previous two years. During fiscal 2003, the Company sold approximately 42,500 catheters and pump sets versus approximately 33,300 in fiscal 2002 and 25,200 in fiscal 2001. This represents a 28% and 32% increase in unit catheters sales from the previous years. During the fiscal years ended July 31, 2003, 2002 and 2001, the Company sold 212, 161 and 160 AngioJet System drive units worldwide, respectively. The number of AngioJet System drive unit sales in fiscal 2003, 2002 and 2001 resulted from a continued increase in market penetration and the overall acceptance of the AngioJet System by physicians.

     The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with seven purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups evaluate and screen new medical technologies on behalf of their members, and once they recommend a technology, such as the AngioJet System, they negotiate pre-determined discounts on behalf of their members. The benefit for the Company is access to the recommended vendor list, along with marketing support provided by the purchasing group. The purchasing groups receive a marketing fee on their member purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

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

     Foreign sales of the AngioJet System were $1,215,000 in fiscal 2003, $438,000 in fiscal 2002 and $372,000 in fiscal 2001. The increase in sales in fiscal 2003 is primarily due to the introduction of the XMI and XVG catheters and the increase in drive unit sales in the European market. The Company has recently expanded the sales territory of one of its existing European distributors to expand product penetration in Europe. The limited foreign sales are primarily due to cost constraints in overseas markets. In foreign markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the Company has decided to independently pursue an alternative regulatory strategy that will utilize the Company's U.S. coronary clinical trial results and extensive body of published clinical studies which is expected to result in regulatory approval and satisfactory reimbursement for the AngioJet System with the XMI catheter in treating coronary thrombus. Currently, the Japanese Ministry is reviewing the Company's regulatory approval submission. The Company has responded to two rounds of questions and are waiting for their response to the Company's answers. Once the Company receives regulatory approval, the Company will apply for an appropriate national medical insurance reimbursement. The timing of the regulatory approval and satisfactory reimbursement is dependent upon Japanese Ministry response to the Company submissions.

Revenue - Vascular Grafts

     Revenue from Perma-Seal Dialysis Access Grafts was $75,000 in fiscal 2001. The Company received no revenue in fiscal 2003 and 2002, respectively, from Perma-Seal Dialysis Access Grafts. No additional sales of Perma-Seal Dialysis Access Grafts are expected.

     The assets of this business have been written off, and the Company is not optimistic that the assets can bring significant value in a sale.

Cost of Medical Products

     Cost of medical products, compared to prior years, increased 14% in fiscal 2003 and 8% in fiscal 2002. The increases are primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $13,137,000 in fiscal 2003 and $11,517,000 in fiscal 2002 over the prior years. The gross margin percentage in fiscal 2003 was 75% compared to 70% in fiscal 2002 and 61% in fiscal 2001. The improvement in gross margins was driven by higher volumes of XMI, XVG and Xpeedior Plus 120 catheters that carry higher margins than the catheters they replaced and an improvement in the XMI, XVG and Xpeedior Plus 120 product catheter mix in the year ended July 31, 2003. This was partially offset by the impact of higher international sales versus the prior year. The Company believes that gross margins will continue to improve slightly as product sales and related volumes continue to grow and as product and process improvements are made.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $4,455,000 in fiscal 2003 and $2,126,000 in fiscal 2002, as compared to prior periods. The primary factors for the expense increase for fiscal 2003 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased commission expense due to increased AngioJet System product sales, increased marketing fees for the national purchasing contracts, increased patient enrollment in the Company's marketing studies, increased sales demos and sales materials, increased outside services and higher medical insurance expense. The primary factors for the expense increase for fiscal 2002 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased commission expense due to increased AngioJet System product sales, increased marketing fees for the national purchasing contracts, increased patient enrollment in the Company's marketing studies and an increase in management and key employee cash compensation. In fiscal 2002 and 2001, expense increases were partially offset by the reduction in costs related to a work force reduction in January 2001, a 2001 Special Equity Compensation Program, discussed in the next paragraph, and a reduction in sales product demonstrations and samples. The Company expects that the current U.S. sales force will be sufficient to continue to grow sales and service the current customer base for the Company's AngioJet System through fiscal 2004.

     The Company issued stock option awards totaling 1,800,865 shares in fiscal 2001. In August 2000, stock option awards of 443,800 were issued that related to the Company's fiscal 2000 performance, since the fiscal 2000 year ended in July. In fiscal 2001, the Company was faced with two issues: 1) potential of additional dilutive financing due to the prospect of continuing losses, and 2) the hiring away of key employees by competitors. Consequently, 403,885 net stock option awards were issued to conserve cash and reduce expenses. These stock option awards reduced management and key employee cash compensation and sales commissions by approximately $810,000. An additional 733,800 stock option awards were issued to retain management and key employees in fiscal 2001. Of the 733,800 stock option awards, 539,800 relate to fiscal 2001 performance stock option awards that are normally issued in August 2001, subsequent to fiscal 2001 year-end. Accelerating the issuance of these awards was, in the opinion of management, a necessary and effective retention tool to ensure the continuity of business growth and the achievement of profitability goals.

Research and Development Expenses

     Research and development expense increased 70% in fiscal 2003 as compared to fiscal 2002. The increase was largely due to the timing of expenses incurred for various R&D projects including the new drive unit, rapid exchange catheter and the distal protection balloon. Research and development expense decreased 8% in fiscal 2002 as compared to fiscal 2001. The decrease in fiscal 2002 is due to the timing of outlays in different stages of development of new AngioJet System applications and related products. The Company believes that research and development expense for AngioJet System applications and related products will increase in fiscal 2004 over fiscal 2003 levels as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products including clinical trials.

Interest Income

     Interest income increased $102,000 in fiscal 2003 from fiscal 2002. The increase is due to the investing of excess cash and cash equivalents in an enhanced cash management portfolio of marketable securities. Interest income decreased $224,000 in fiscal 2002 from fiscal 2001 due to declining market interest rates. The Company expects interest income to increase in fiscal 2004 as compared to fiscal 2003 as cash is generated from operations.

Benefit for Income Taxes

     The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for ten quarters. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarters of fiscal 2003 and 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $9,778,000 and
$13,713,000 during the fourth quarter of fiscal 2003 and 2002, respectively. These amounts are offset by changes in temporary differences. In fiscal 2003 and 2002, the Company increased the deferred tax asset by an additional $2,777,000 and $743,000, respectively related to tax benefit from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance is necessary as $740,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Effects of Inflation

     Due to the low rate of inflation and small changes in prices, there has been very little effect on the Company's net revenues and net income from operations as of fiscal 2003.

Liquidity and Capital Resources

     The Company's cash, cash equivalents and marketable securities totaled approximately $31,944,000 at July 31, 2003 compared to $18,557,000 at July 31, 2002. The primary factors in the increase were cash provided by operations of $12,995,000 and the issuance of stock and exercise of stock options and warrants of $5,883,000, which was partially offset by the repurchase of Company's stock for $3,994,000 and capital expenditures of $1,428,000.

     During fiscal 2003, cash provided by operating activities was $12,995,000, which resulted primarily from $16,568,000 net income, depreciation of $2,085,000, stock compensation expense of $161,000, an increase in accounts payable and accrued liabilities of $1,781,000, partially offset by an increase in receivables of $2,093,000, an increase in inventories of $697,000 and an increase in deferred tax assets of $4,798,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The increase in trade accounts payable and accrued liabilities was due to the timing of the payments, an increase in accrued clinical and marketing trials, an increase in accrued outside services and an increase in deferred drive unit warranty revenue. The $2,093,000 increase in receivables was due to increase in revenue in fiscal 2003 as compared to fiscal 2002. Inventory increased due to the increase in demand for the AngioJet System. Deferred tax assets increased due to the reduction of the valuation allowance. Cash used in investing activities was $28,658,000. This includes the net purchase of marketable securities of $27,272,000 of marketable securities and the purchase of $1,428,000 of property and equipment. Net cash provided by financing activities was $1,889,000, which resulted from the cash received in connection with the exercise of stock options and warrants for $5,883,000, offset by the repurchase of 246,900 shares for $3,994,000 of the Company's stock in the open market transactions.

     The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

     During fiscal 2002, cash provided by operating activities was $6,966,000, which resulted primarily from $17,782,000 net income, depreciation of $2,119,000, stock compensation expense of $187,000, write-down due to the impairment of assets of $70,000 and an increase in accrued liabilities of $1,140,000. The net cash provided by operations was partially offset by an expense reimbursement from a city government of $84,000, an increase in receivables of $1,605,000, an increase in inventories of $635,000, an increase in other current assets of $420,000, an increase in deferred tax assets of $11,526,000 and a decrease in accounts payable of $59,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The increase in accrued liabilities was due to the timing of the payments and the increase in accrued corporate incentives. The expense reimbursement from a city government of $84,000 relates to debt forgiven by the city government due to the Company achieving minimum headcount employment objectives. The $1,605,000 increase in receivables was due to increase in revenue in fiscal 2002 as compared to fiscal 2001. Inventory increased due to the increase in demand for the AngioJet System. The increase in other current assets was due to the increase in prepaid insurance and a grant receivable. The Company received a grant from the National Institute of Neurological Disorders and Stroke in the amount of $248,000. The grant helped fund development of the AngioJet NV150 catheter for ischemic stroke. The Company received the grant funds subsequent to July 31, 2002. Deferred tax assets increased due to the reduction of the valuation allowance. The $59,000 decrease in trade accounts payable was due to timing of year-end payables. Cash used in investing activities of $895,000 was primarily due to $903,000 for the purchase of property and equipment. Net cash provided by financing activities was $2,971,000, which resulted from the cash received in connection with the issuance of stock and exercise of stock options and warrants of $2,997,000.

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

Off-Balance Sheet Obligations

The Company does not have any debt or off-balance-sheet financial obligations.

Outlook

     The Company expects that overall revenue from the AngioJet System, primarily in the United States, will be in the range of $70 million to $73 million in fiscal 2004. Gross margin percent for fiscal 2004 is expected to be in the mid-seventies as a percent of total sales. The Company expects selling, general and administrative expenses to increase in fiscal 2004 due to anticipated growth in revenue and an increase in marketing scientific studies. Research and development expenditures are expected to increase from the fiscal 2003 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects diluted earnings per share for the full year in the range of $0.54 to $0.62. The quarterly revenue and earnings progression should build steadily through the year from a low in the first quarter, with the profile being affected by the timing of the rapid exchange catheter introduction and regulatory approvals as well as the patient enrollment rates in key clinical and marketing trials. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk:

     The Company invests its excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.

     The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). As of July 31, 2003, the Company's foreign bank accounts were closed.



Item 8. Financial Statements and Supplementary Data:

INDEPENDENT AUDITORS' REPORT





To the Shareholders of Possis Medical, Inc.:

     We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the "Company") as of July 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income
(loss), cash flows and changes in shareholders' equity for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedules, listed in the index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 2003 and 2002 and the results of their operations and comprehensive income (loss) and their cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Minneapolis, Minnesota
September 15, 2003

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                      July 31, 2003         July 31, 2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 1).............................      $ 4,782,942           $18,556,663
  Marketable securities..........................................       27,161,223                --
  Trade receivables (less allowance for doubtful
     accounts and returns of $507,000 and
     $582,000, respectively).....................................        7,966,394             5,873,358
  Inventories (Note 1)...........................................        4,165,253             4,134,817
  Prepaid expenses and other assets..............................          729,936               762,615
  Deferred tax asset (Note 4)....................................          806,000               646,000
       Total current assets......................................       45,611,748            29,973,453

PROPERTY AND EQUIPMENT, net (Note 1).............................        3,055,335             3,092,644

DEFERRED TAX ASSET (Note 4)......................................       19,098,000            11,623,000

TOTAL ASSETS.....................................................      $67,765,083           $44,689,097

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable.........................................      $ 1,585,776           $ 1,262,711
  Accrued salaries, wages, and commissions.......................        2,777,189             2,471,557
  Other liabilities..............................................        2,367,645             1,200,763
       Total current liabilities.................................        6,730,610             4,935,031

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 5):
  Common stock-authorized, 100,000,000 shares
     of $0.40 par value each; issued and outstanding,
     17,757,531 and 17,274,222 shares, respectively..............        7,103,013             6,909,689
  Additional paid-in capital.....................................       83,743,496            79,128,073
  Unearned compensation..........................................          (15,000)              (18,900)
  Accumulated other comprehensive loss...........................         (100,000)               --
  Retained deficit...............................................      (29,697,036)          (46,264,796)
       Total shareholders' equity................................       61,034,473            39,754,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................      $67,765,083           $44,689,097



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                               YEARS ENDED JULY 31


                                                                            2003               2002               2001


Products sales (Note 10)      .................................         $57,427,709        $42,470,693        $30,000,547

Cost of sales and other expenses:
     Cost of medical products .................................          14,510,064         12,689,835         11,736,253
     Selling, general and administrative.......................          23,808,304         19,352,991         17,227,164
     Research and development..................................           7,502,763          4,426,663          4,820,037

         Total cost of sales and other expenses................          45,821,131         36,469,489         33,783,454

Operating income (loss)........................................          11,606,578          6,001,204         (3,782,907)
Interest income................................................             356,495            254,519            478,496
Gain on sale of securities.....................................              49,687               --                 --

Income (loss) before income taxes..............................          12,012,760          6,255,723         (3,304,411)

Income tax benefit (Note 4)....................................           4,555,000         11,526,000               --

Net income (loss)..............................................          16,567,760         17,781,723         (3,304,411)


Other comprehensive loss, net of tax -
     Unrealized loss on securities.............................            (100,000)              --                 --

Comprehensive income (loss)....................................         $16,467,760        $17,781,723        $(3,304,411)

Net income (loss) per common share:
     Basic      ...............................................               $0.95              $1.04             $(0.20)
     Diluted    ...............................................               $0.88              $0.96             $(0.20)

Weighted average number of common shares outstanding:
     Basic      ...............................................          17,501,573         17,078,759         16,739,277
     Diluted    ...............................................          18,889,245         18,602,156         16,739,277



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31



                                                                         2003               2002               2001

OPERATING ACTIVITIES:
     Net income (loss) ...........................................   $16,567,760        $17,781,723        $(3,304,411)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Depreciation.................................................     2,084,604          2,119,240          1,950,533
     Deferred income taxes........................................    (4,798,000)       (11,526,000)              --
     Stock compensation expense...................................       160,550            186,940            196,199
     Gain on sale of securities...................................       (49,687)              --                 --
     Expense reimbursement from city government...................          --              (83,866)          (101,938)
     Writedown due to impairment of assets........................          --               70,000             87,582
     Loss (gain) on disposal of assets............................         6,226             (3,850)             8,564
     Increase in trade receivables................................    (2,093,036)        (1,605,244)        (1,327,617)
     (Increase) decrease in inventories...........................      (697,387)          (635,188)           217,959
     Decrease (increase) in other current assets..................        32,679           (419,620)           (64,504)
     Increase (decrease) in trade accounts payable................       323,065            (58,774)          (594,578)
     Increase in accrued and other current liabilities............     1,458,291          1,140,205            177,499
        Net cash provided by (used in) operating activities.......    12,995,065          6,965,566         (2,754,712)
INVESTING ACTIVITIES:
     Additions to property and equipment..........................    (1,427,781)          (902,627)        (1,334,142)
     Proceeds from sale of fixed assets...........................        41,211              7,344              1,402
     Proceeds from sale/maturity of marketable securities.........    54,299,309               --           22,545,000
     Purchase of marketable securities............................   (81,570,845)              --          (13,627,749)
        Net cash (used in) provided by investing activities          (28,658,106)          (895,283)         7,584,511
FINANCING ACTIVITIES:
    Proceeds from issuance of stock and exercise
         of options and warrants..................................     5,883,234          2,997,151            637,941
    Common stock repurchased......................................    (3,993,914)              --                 --
    Repayment of long-term debt...................................          --              (26,522)            (5,418)
        Net cash provided by financing activities.................     1,889,320          2,970,629            632,523
(DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS.............................................   (13,773,721)         9,040,912          5,462,322
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR......................................................    18,556,663          9,515,751          4,053,429
CASH AND CASH EQUIVALENTS AT END OF YEAR..........................   $ 4,782,942        $18,556,663        $ 9,515,751

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Disqualified stock options........................................   $ 2,777,000        $   743,000        $      --
Cash paid for income taxes........................................       287,977               --                 --
Issuance of restricted stock......................................        36,000             36,000             23,900
Inventory transferred to fixed assets.............................        47,951               --                 --
Accrued payroll taxes related to restricted stock.................          --              (12,600)            46,643




See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY




                                          Common Stock                      Additional     Stock       Unrealized
                                     Number of                   Paid-in     Compen-      Loss on       Retained
                                      Shares        Amount       Capital      sation     Securities     Deficit         Total

BALANCE AT JULY 31, 2000........... 16,700,942   $6,680,377   $74,581,145   $(24,809)   $    --      $(60,742,108)   $20,494,605

    Employee stock purchase plan...     52,493       20,997       160,128       --           --              --          181,125
    Stock options issued to
      directors and physicians
      (Note 5).....................       --           --         170,190       --           --              --          170,190
    Stock options exercised........     72,127       28,851       427,965       --           --              --          456,816
    Stock grants...................      5,000        2,000        13,500    (23,900)        --              --           (8,400)
    Unearned stock compensation
      amortization.................       --           --            --       26,009         --              --           26,009
    Stock retired..................     (8,539)      (3,416)       58,459       --           --              --           55,043
    Net loss.......................       --            --           --         --           --        (3,304,411)    (3,304,411)
BALANCE AT JULY 31, 2001........... 16,822,023    6,728,809    75,411,387    (22,700)        --       (64,046,519)    18,070,977

    Employee stock purchase plan...     63,242       25,297       213,023       --           --              --          238,320
    Stock options issued to
      directors and physicians
      (Note 5).....................       --           --         147,140       --           --              --          147,140
    Stock options and
      warrants exercised...........    387,708      155,083     2,603,748       --           --              --        2,758,831
    Disqualified stock options.....       --           --         743,000       --           --              --          743,000
    Stock grants...................      2,124          850        22,550    (36,000)        --              --          (12,600)
    Unearned stock compensation
      amortization.................       --           --            --       39,800         --              --           39,800
    Stock retired..................       (875)        (350)      (12,775)      --           --              --          (13,125)
    Net income.....................       --           --            --         --           --        17,781,723     17,781,723
BALANCE AT JULY 31, 2002........... 17,274,222    6,909,689    79,128,073    (18,900)        --       (46,264,796)    39,754,066

    Employee stock purchase plan...     25,267       10,107       354,923       --           --              --          365,030
    Stock options issued to
      directors and physicians
      (Note 5)                            --           --         120,650       --           --              --          120,650
    Stock options and warrants
      exercised....................    703,993      281,597     5,236,607       --           --              --        5,518,204
    Disqualified stock options.....       --           --       2,777,000       --           --              --        2,777,000
    Stock grants...................      2,010          804        35,196    (36,000)        --              --             --
    Unearned stock compensation
      amortization...............         --           --            --       39,900         --              --           39,900
    Unrealized loss on investments.       --           --            --         --       (100,000)           --         (100,000)
    Stock retired..................     (1,061)        (424)      (13,799)      --           --              --          (14,223)
    Common stock repurchased.......   (246,900)     (98,760)   (3,895,154)      --           --              --       (3,993,914)
    Net income.....................       --           --            --         --           --        16,567,760     16,567,760
BALANCE AT JULY 31, 2003........... 17,757,531   $7,103,013   $83,743,496   $(15,000)   $(100,000)   $(29,697,036)   $61,034,473



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business Possis Medical, Inc. (the "Company") is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 47 years. In 1990, the Company decided to focus on medical products and changed its name to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. The Company received AngioJet Rheolytic Thrombectomy System U.S. marketing approval for use in arterio-venous (AV) access hemodialysis grafts in December 1996, for use in native coronary arteries and coronary bypass grafts in March 1999, and for use in leg arteries in April 2000.

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

     Basis of Consolidation The consolidated financial statements include the accounts of Possis Medical, Inc. and its wholly-owned subsidiaries: Possis Holdings, Inc., JEI Liquidation, Inc. ("Jet Edge") and Possis Medical Europe B.V., after elimination of intercompany accounts and transactions.

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

     Marketable Securities During fiscal 2003, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All Company securities in this portfolio as of July 31, 2003 are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value with a net unrealized loss of approximately $100,000, net of tax effect, which is included in other comprehensive loss as of July 31, 2003. The cost of securities sold is based on the specific identification method.


     Information   regarding   the   Company's   available-for-sale   marketable
securities  as of July 31, 2003 is as  follows:

                                                 U.S.Govt.       Corporate      Municipal      Mutual
                                                Securities         Bonds          Bonds         Funds        Total

      Cost..................................   $18,196,000      $6,630,000     $1,333,000    $1,162,000   $27,321,000
      Gross unrealized losses...............      (129,000)         (7,000)       (24,000)         --        (160,000)
      Fair value............................   $18,067,000      $6,623,000     $1,309,000    $1,162,000   $27,161,000



The following information for the year ended July 31, 2003 is as follows:

                                                 U.S.Govt.       Corporate       Mutual
                                                Securities         Bonds         Funds          Total
      Proceeds from sales...................   $16,409,000       $368,000     $37,522,000    $54,299,000
      Net gain realized.....................   $    51,000       $  3,000     $      --      $    54,000
      Net loss realized.....................   $    (2,000)      $ (2,000)    $      --      $    (4,000)


     Inventories Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances at July 31 were as follows:

                                     2003               2002

    Finished goods..........      $1,866,397         $1,883,933
    Work-in-process.........         884,451            805,911
    Raw materials...........       1,414,405          1,444,973

                                  $4,165,253         $4,134,817


     Property and Equipment Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives at July 31 were as follows:

                                            2003         2002       Life


    Leasehold improvements.............  $1,540,965   $1,454,833  10 years
    Equipment..........................   7,148,702    7,536,959  3 to 10 years
    Assets in construction.............     503,722      138,271  N/A
                                          9,193,389    9,130,063
    Less accumulated depreciation......   6,138,054    6,037,419
    Property and equipment - net.......  $3,055,335   $3,092,644


     Impairment of Long-Lived Assets In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. Management of the Company periodically reviews the carrying value of property equipment owned by the Company by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In fiscal 2002 and 2001, the Company wrote down $70,000 and $87,582, respectively, of a fixed asset (included in selling, general and administrative expense). The value of this fixed asset was determined to be impaired due to the unlikely continued use of this fixed asset. The Company wrote the asset down to net realizable value. The adoption of SFAS No. 144 on August 1, 2002 did not have an effect on the Company's consolidated balance sheet, results of operations, or cash flows.

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

     Derivative Instruments and Hedging Activities All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

     Revenue Recognition Revenues associated with products that are already maintained at customer locations are recognized when the Company receives a valid purchase order from the customer. At this time ownership and risk of loss is transferred to the customer. Revenues associated with products that are not maintained at the customer locations are recognized when a valid purchase order is received and the products are received at the customer's location. At this time title and risk of loss is transferred to the customer. Provisions for returns are provided for in the same period the related revenues are recorded. Revenue recognition for drive unit extended warranties is amortized on a straight-line basis over the life of the warranty period.

     Shipping and Handling The Company recognizes all amounts billed to customers in a sales transaction related to shipping and handling to be classified as product sales. The Company records costs related to shipping and handling in cost of medical products.

     Fair Value of Financial Instruments The carrying value of all financial instruments approximates fair value due to the short-term nature of the instruments.

     Income (Loss) Per Share Income per share for fiscal 2003 and 2002 and loss per share for fiscal 2001 is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Warrants and options representing 228,850, 373,468 and 3,826,089 shares of common stock at July 31, 2003, 2002 and 2001, respectively, have been excluded from the computations because their effect is antidilutive.

     Reclassifications Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. Such reclassifications had no effect on net income (loss) or shareholders' equity as previously reported.

     Guarantor's Accounting and Disclosure Requirements for Guarantees In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial statement disclosures and is not expected to have an impact on the Company's consolidated balance sheet, results of operations, or cash flows.

     Consolidation of Variable Interest Entities In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company's interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is effective for periods beginning after December 15, 2003 for existing variable interest entities. As the Company has no exposures to especial purpose entities or other off-balance-sheet arrangements, the Company does not expect the adoption of FIN 46 to have a material effect on the Company's consolidated balance sheet, results of operations, or cash flows.

     Accounting for Asset Retirement Obligations In fiscal 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated balance sheet, results of operations, or cash flows.

     Accounting for Stock-Based Compensation In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, and such disclosures have been provided in Note 2. The adoption of SFAS 148 did not have a material impact on the Company's consolidated balance sheet, results of operations, or cash flows.

     Accounting for Certain Financial Instruments In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an effect on the Company's consolidated balance sheet, results of operations, or cash flows.

2.  STOCK BASED COMPENSATION

     Effective August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1999 and 1992 Plans because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during fiscal 2003, 2002 and 2001, consistent with the method provided in

     SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                             2003         2002         2001

  Net income (loss):
     As reported........................ $16,567,760  $17,781,723  $(3,304,411)
     Pro forma..........................  13,820,760   13,602,723   (7,184,411)

  Income (loss) per share - basic:
     As reported........................       $0.95        $1.04        $(0.20)
     Pro forma..........................        0.79         0.80         (0.43)

  Income (loss) per share - diluted:
     As reported........................       $0.88       $ 0.96        $(0.20)
     Pro forma..........................        0.73         0.73         (0.43)

     The fair value of options granted under the various option plans during fiscal 2003, 2002 and 2001 was estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions and results:

                                               2003         2002         2001

  Dividend yield........................        None         None         None
  Expected volatility...................      60-80%       79-86%          82%
  Risk-free interest rate...............    3.4-4.3%         5.4%         3.0%
  Expected life of option...............     120 mo.      120 mo.      120 mo.
  Fair value of options on grant date...  $4,395,000   $4,179,000   $8,648,000


3.  LONG-TERM DEBT

     In fiscal 2001, the Company's note payable and accrued interest to a city government in the amount of $101,938 was forgiven. The note payable and accrued interest were forgiven due to achieving minimum headcount employment objectives with the city government.

     In fiscal 2002, the Company's note payable and accrued interest to a city government in the amount of $83,866 was forgiven. The note payable and accrued interest were forgiven due to maintaining minimum headcount employment objectives with the city government.

4.  INCOME TAXES

     At July 31, 2003, the Company had net operating loss carry-forwards of approximately $46,251,000 for federal tax purposes, which expire in 2010 through 2021, and $14,478,000 for Minnesota tax purposes, which expire in 2010 through 2016.

     In addition, at July 31, 2003, the Company has approximately $2,619,000 in federal tax credits, substantially all of which are research and development tax credits, which expire from 2004 through 2022, and approximately $65,000 alternative minimum tax credit which does not expire. The Company established a valuation allowance for $740,000 against these research and development tax credits as a portion of them may not be realizable due to expiration in future years.


     The components of the income tax benefit as of July 31, 2003, 2002 and 2001 are as follows:

                                                             2003                    2002               2001
         Current:
             Federal.................................    $   243,000            $    --                $  --

         Deferred:
             Federal.................................     (4,494,000)            (10,758,000)             --
             State...................................       (304,000)               (768,000)             --
                                                          (4,798,000)            (11,526,000)             --
         Total income tax benefit....................    $(4,555,000)           $(11,526,000)           $ --


     Deferred tax assets and liabilities as of July 31, 2003 and 2002 are described in the table below.

                                                                              2003                 2002
     Current assets:
     Allowance for doubtful accounts and returns.......................   $  255,000          $   271,000
     Inventory.........................................................      272,000              188,000
     Employee compensation and benefits................................      148,000              126,000
     Other  ...........................................................      131,000               61,000

                                                                             806,000              646,000
     Valuation allowance...............................................         --                   --
     Net    ...........................................................   $  806,000          $   646,000


     Long-term assets (liabilities):
     Net operating losses..............................................   $16,760,000         $19,219,000
     Amortization of patents...........................................       591,000             532,000
     Tax credits.......................................................     2,619,000           2,421,000
     Depreciation......................................................      (132,000)            (31,000)
                                                                           19,838,000          22,141,000
     Valuation allowance...............................................      (740,000)        (10,518,000)
     Net    ...........................................................   $19,098,000         $11,623,000


     The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2003, 2002 and 2001 as follows:

                                                                     2003                2002                 2001
    Tax expense (benefit) on income (loss) from
         continuing operations computed at
         statutory rate of 35%..............................     $ 4,204,000        $  2,190,000        $(1,157,000)
    Change in valuation allowance...........................      (9,778,000)         13,713,000)         1,047,000
    Change in valuation allowance related to
         disqualified stock options.........................         952,000                --                 --
    Other...................................................          67,000              (3,000)           110,000
    Total income tax benefit................................     $(4,555,000)       $(11,526,000)       $      --


     Deferred tax benefit of $2,777,000 and $743,000 in 2003 and 2002, respectively, relate to disqualified stock options which is recorded directly in equity.

5.   COMMON STOCK

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

     In May and June 1999, in conjunction with a private placement offering, the Company issued 827,852 shares of its common stock to various investors and received $7,000,000 in gross proceeds. The Company incurred issuance costs of $300,000. In addition, the Company issued 124,178 warrants to purchase shares of its common stock. The exercise price is $11.43 per share for 106,509 warrants and $11.69 per share for 17,669 warrants. These warrants expired in May and June 2003.

     Common Stock Repurchased During the first quarter of fiscal 2003, the Company's Board of Directors authorized its initial share repurchase program of $4,000,000. During fiscal 2003, in open market transactions, the Company repurchased 246,900 shares of its common stock, at an average price of approximately $16.18 per share, thereby completing the $4,000,000 authorization. In July 2003, the Company's Board of Directors authorized the repurchase of up to an additional $4,000,000 of its common shares from time to time, in open market transactions. This additional repurchase authorization expires in July 2004. The purpose of this program is to offset dilution from current equity incentive programs.

     Stock Options In December 1999, the Company established the 1999 Stock Compensation Plan (the 1999 Plan), which replaced the 1992 Stock Compensation Plan (the 1992 Plan). Although the 1992 Plan remains in effect for options outstanding, no new options may be granted under this plan.

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

     The total number of shares of stock reserved and available for distribution under the 1999 Plan originally was 2,000,000 shares, all of which may be issued as incentive stock options. The total number of shares of stock reserved and available for distribution under the 1999 Plan is being increased annually beginning on August 1, 2000 by 2% of the number of shares of the Company's common stock outstanding on July 31 of the prior fiscal year.

     At July 31, 2003, there were 2,761,253 shares reserved for outstanding options under all plans and 627,586 shares were available for granting of options under the 1999 Plan.

     In fiscal 2003, 2002 and 2001, the Company granted 11,648, 7,915 and 40,289 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options vest six months after date of grant and expire not more than ten years from date of grant. The expense associated with compensatory options to outside directors was approximately $104,000, $67,000 and $89,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

     In fiscal 2002 and 2001, the Company granted 1,000 and 13,000 compensatory options, respectively, to various physicians in lieu of cash payments for services. The Company's policy is to treat these options under variable plan accounting in accordance with SFAS No. 123 and related Emerging Issues Task Force guidance. These options were granted under the 1999 Plan and vest ratably over a six-month to a four-year period and expire not more than ten years from date of grant. The expense associated with non-employee options was approximately $16,000, $50,000 and $81,000 for the years ended July 31, 2003, 2002 and 2001, respectively.


     A summary of changes in outstanding options for each of the three years ended July 31, 2003 follows:

                                                                         2003                    2002                   2001

     Shares under option at
        beginning of year..............................               2,941,974               3,246,061              1,969,236
     Options granted...................................                 441,698                 295,045              1,800,865
     Options exercised.................................                (538,199)               (379,884)               (72,127)
     Options canceled..................................                 (84,220)               (219,248)              (451,913)
     Shares under option at end of year................               2,761,253               2,941,974              3,246,061
     Shares exercisable at end of year.................               1,903,952               1,878,695              1,009,283



     Stock option weighted-average exercise prices during fiscal 2003, 2002 and 2001 are summarized below:

                                                                   2003            2002            2001

     Outstanding at beginning of year.....................        $ 8.43          $ 7.54          $10.43
     Granted      ........................................         12.81           16.45            5.19
     Exercised    ........................................          7.37            7.38            6.33
     Canceled     ........................................         10.51            9.09           10.27
     Outstanding at end of year...........................          9.36            8.43            7.54


     The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2003:

                                                Weighted-
                                                 Average
           Range of                             Remaining           Weighted-                              Weighted-
           Exercise           Shares         Contractual Life        Average               Shares           Average
            Price          Outstanding          in Years         Exercise Price          Exercisable      Exercise Price

          $ 1 - 6            822,232              7.00              $ 4.43                913,850          $ 4.59
            6 - 12           940,544              6.43                7.63                562,299            7.77
            2 - 17           643,177              6.75               13.46                297,428           14.49
           17 - 21           355,300              6.87               17.93                130,375           18.22


     In fiscal 1999, the Company granted 1,250 shares of restricted stock to employees under the terms of the 1992 Plan, which vest in fiscal 2001. Approximately $4,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $10,125 was recorded at the date of grant and was recognized over the vesting period.

     In fiscal 2000, the Company granted 1,500 shares of restricted stock to an employee under the terms of the 1992 Plan, which vested in fiscal 2001 and 2,000 shares of restricted stock to an employee under the terms of the 1999 Plan which vested in fiscal 2001. Approximately $15,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employees will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employees, unvested shares are forfeited. Unearned compensation of $43,000 was recorded at the date of grant and was recognized over the vesting period.

     In fiscal 2001, the Company granted 5,000 shares of restricted stock to an employee under the terms of the 1999 Plan, which vested 2,500 shares each year in fiscal years 2002 and 2003. The fair market value of the restricted shares was approximately $61,000 as of July 31, 2001. Approximately $8,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the employee will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the employee, unvested shares are forfeited. Unearned compensation of approximately $24,000 was recorded at the date of grant and was recognized over the vesting period.

     In fiscal 2002, the Company granted 2,124 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vested in 2002. The fair market value of the restricted shares was approximately $21,000 as of July 31, 2002. Approximately $13,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the Board of Directors will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of the Board of Directors, unvested shares are forfeited. Unearned compensation of $36,000 was recorded at the date of grant and was recognized over the vesting period.

     In fiscal 2003, the Company granted 2,010 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $34,000 as of July 31, 2003. In case of termination of the Board of Directors, unvested shares are forfeited. Unearned compensation of $36,000 was recorded at the date of grant and is being recognized over the vesting period.

     In fiscal 2003, 2002 and 2001, total compensation expense of approximately $40,000, $40,000 and $26,000, respectively, were recognized on these restricted stock grants.

     Stock Warrants Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 2003. These warrants do not have an expiration date and must be exercised if the market value of the Company's common stock exceeds $22.73 per share for any sixty consecutive calendar days.

     In July 1998, the Company issued to various investors 110,640 common stock purchase warrants in conjunction with a private placement of convertible debentures and are exercisable into common stock at $15.58 per share. These warrants expired on July 15, 2002.

     In May and June 1999, the Company issued 106,509 and 17,669 warrants, respectively, to various investors in conjunction with the Company's private placement offering. These warrants are exercisable into common stock at $11.43 and $11.69, respectively. During fiscal 2003 and 2002, 101,278 and 19,150 of these warrants were exercised, respectively. The remaining unexercised warrants of 3,750 expired in May 2003.

     In March 2000, the Company issued 318,810 warrants to various investors in conjunction with the Company's private placement offering. These warrants expire in March 2004 and are exercisable into common stock at $12.67. During fiscal 2003 and 2002, 83,046 and 13,984 of these warrants were exercised. As of July 31, 2003, the remaining 221,780 warrants were outstanding and unexercised.


     A summary of changes in outstanding warrants for each of the three years ended July 31 follows:

                                                                              2003                   2002                  2001

    Warrants outstanding at beginning of year....................            436,254                580,028               580,028
    Warrants issued..............................................               --                     --                    --
    Warrants exercised...........................................           (184,324)               (33,134)                 --

    Warrants expired.............................................             (3,750)              (110,640)                 --

    Warrants outstanding at end of year..........................            248,180                436,254               580,028


     Employee Stock Purchase Plan The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 25,267 shares in fiscal 2003, 63,242 shares in fiscal 2002, and 52,493 shares in fiscal 2001 under this Plan.


6.   ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. A summary of changes in the Company's product warranty liability of each of the three years ended July 31 follows:

                                                                                      2003              2002             2001

Accrued warranty costs at beginning of year....................................     $123,000          $123,000         $114,000
Payments made for warranty costs...............................................     (226,200)         (130,700)        (223,600)
Accrual for product costs......................................................      249,700           130,700          232,600
Accrued warranty costs at end of year..........................................     $146,500          $123,000         $123,000


7.   401 K PLAN

     The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2003, 2002 and 2001 were $303,766, $276,196 and
$250,179, respectively.

8.   RELATED PARTY TRANSACTIONS

     A Director of the Company at times performs outside legal services for the Company. During fiscal 2002 and 2001, the amount of these services was approximately $2,000 and $74,000, respectively.


9.  COMMITMENTS AND CONTINGENCIES

     The Company's medical products operation is conducted from a leased facility under an operating lease which expires in fiscal 2006. The lease can be canceled by either party with notice and payment of a termination fee.

     The Company is also leasing a sales office under an operating lease that expires in 2005. The future annual rentals on this operating lease are approximately $16,000 per year through 2005.

     Total rental expense charged to operations was approximately $262,000, $261,000, and $258,000 for the years ended July 31, 2003, 2002, and 2001, respectively.

     Future minimum payments under the non-cancelable operating leases at July 31, 2003 were:


                    Year Ended
                      July 31                                  Amount
                       2004                                   $258,000
                       2005                                    258,000
                       2006                                    242,000
             Total minimum lease payments                     $758,000


10.  SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment; the design, manufacture and distribution of cardiovascular and vascular medical devices. The Company evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2003, 2002 and 2001 are as follows:

                                       2003          2002          2001

    United States................. $56,212,396   $42,032,901   $29,628,777
    Outside the United States.....   1,215,313       437,792       371,770
    Total revenues................ $57,427,709   $42,470,693   $30,000,547


     In fiscal 2003, 2002, and 2001 there were no individual customers with sales exceeding 10% of total revenues.

11.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                  Fiscal Year Ended July 31, 2003
                                                                     First           Second            Third           Fourth
                                                                    Quarter          Quarter          Quarter          Quarter

Products sales..............................................      $12,681,903      $14,321,660      $14,625,124      $15,799,022
Gross profit................................................        9,293,205       10,467,899       11,044,344       12,112,197
Income-before income taxes..................................        2,439,654        3,418,166        2,921,530        3,233,410
Income tax (provision) benefit..............................         (915,000)      (1,282,000)      (1,097,000)       7,849,000
Net income-after income taxes...............................        1,524,654        2,136,166        1,824,530       11,082,410(1)

Income per common share-before income taxes
         Basic..............................................            $0.14            $0.20            $0.17            $0.18
         Diluted............................................             0.13             0.18             0.15             0.17
Income tax (provision) benefit
         Basic..............................................           $(0.05)          $(0.08)          $(0.07)           $0.44
         Diluted............................................            (0.05)           (0.07)           (0.05)            0.41
Net income per common share-after income taxes
         Basic..............................................           $ 0.09           $ 0.12           $ 0.10            $0.62
         Diluted............................................             0.08             0.11             0.10             0.58



     (1) Fourth Quarter 2003 Net Income reflects a reduction of valuation allowance of $9,778,000.


                                                                               Fiscal Year Ended July 31, 2002
                                                                   First           Second            Third            Fourth
                                                                  Quarter          Quarter          Quarter           Quarter

Products sales..............................................    $9,585,268       $10,223,788      $10,755,468       $11,906,169
Gross profit................................................     6,585,286         7,013,293        7,601,264         8,581,015
Income-before income taxes..................................       938,528         1,625,349        1,686,922         2,004,924
Income tax benefit..........................................          --                --               --          11,526,000
Net income-after income taxes...............................       938,528         1,625,349        1,686,922        13,530,924(2)

Income per common share-before income taxes
         Basic..............................................         $0.06             $0.10            $0.10             $0.12
         Diluted............................................          0.05              0.09             0.09              0.11
Income tax benefit
         Basic..............................................         $ --              $ --             $ --              $0.66
         Diluted............................................           --                --               --               0.63
Net income per common share-after income taxes
         Basic..............................................         $0.06             $0.10            $0.10             $0.78
         Diluted............................................          0.05              0.09             0.09              0.74


     (2) Fourth quarter 2002 Net Income reflects a reduction of valuation allowance of $13,713,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

     During fiscal 2003 and 2002, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

Changes in internal control over financial reporting

     During the fiscal quarter ended July 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, as well as all other employees and the directors of the Company. The Code of Ethics, which the Company calls its Code of Business Conduct and Ethics, is posted on the Company' s website: www.possis.com on the Company page. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Business Conduct and by posting such information on the aforementioned website.

Audit Committee Financial Expert

     The Company's Board of Directors has determined that the Company has one "financial expert," as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934, currently serving on its Audit Committee. Whitney A. McFarlin, the member of the Company's Audit Committee deemed to be a financial expert, has served as the Chief Executive Officer and director of two public companies and one private company. Mr. McFarlin is independent from management as defined by Item 7(d)(3), of Schedule 14A.

Item 11.  Executive Compensation:

     Information regarding compensation of directors and officers for the fiscal year ended July 31, 2003 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading "Common Stock Ownership" and is incorporated herein by reference.

     Information regarding securities authorized for issuance under equity compensation plans is contained in the Proxy Statement under the heading "Securities authorized for issuance under equity compensation plans" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions:

     Information regarding related party transactions is contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services:

     Pursuant to SEC Release No. 33-8183 (as corrected by SEC Release No. 33-8183A), the disclosure requirements of this item are not currently effective for the Company.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1. Financial Statements

     The following financial statements of the Company, accompanied by an Independent Auditors' Report, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 2003 and 2002

     Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended July 31, 2003

     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2003

     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2003

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

Exhibit   Form       Date Filed                    Description

  3.1     10-K    Fiscal year ended    Articles of incorporation, as amended
                  July 31, 1994        and restated to date

  3.2     10-K    Fiscal year ended    Bylaws, as amended and restated
                  July 31, 1999        to date

  4.1     8-A     December 13, 1996    Rights Agreement, dated December 12,
                                       1996, between the Company and
                                       Norwest Bank Minnesota N.A., as
                                       rights agent

  4.2     10-K    November 23, 1996    Debenture Agreement with St. Paul
                                       Fire and Marine Company and
                                       Western Life Insurance Company
                                       and form of debenture rates and
                                       warrants

  4.3     8-K     March 14, 2000       Private placement Purchase Agreement
                                       dated March 6, 2000 between the Company
                                       and the investors listed therein

  4.4     8-K     March 14, 2000       Registration Rights Agreement between the
                                       Company and the investors in the Purchase
                                       Agreement dated March 6, 2000

  4.5     8-K     March 14, 2000       Form of warrant to investors of the
                                       Purchase Agreement dated March 6, 2000

 10.1     S-1     June 30, 1988        Form of indemnification agreement with
                                       officers and directors of Registrant

*10.2     S-8     June 16, 1998        1992 Stock Compensation Plan

*10.3     10-K    Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for officers (1992 Plan)

*10.4     10-K    Fiscal year ended    Form of incentive stock option
                  July 31, 1993        agreement for officers (1992 Plan)

*10.5     10-K    Fiscal year ended    Form of nonqualified stock option
                  July 31, 1993        agreement for 1992 directors' fees
                                       (1992 Plan)

 10.6     10-Q    Quarter ended        Lease agreement for corporate
                  January 31, 1996     headquarters and manufacturing
                                       facility dated December 15, 1995

*10.7     10-K    Fiscal year ended    Change in Control Termination
                  July 31, 2001        Pay Plan - Amended  effective April 3,
                                       2001

Exhibit   Form       Date Filed                    Description

*10.8     10-K    Fiscal year ended    1999 Stock Compensation Plan
                  July 31, 1999

*10.9     10-K    Fiscal year ended    Form of nonqualified stock option
                  July 31, 2002        agreement(1999 Plan)

*10.10    10-K    Fiscal year ended    Form of incentive stock option agreement
                  July 31, 2002        (1999 Plan)

 21       10-K    Fiscal year ended    Subsidiaries of registrant
                  July 31, 2003

 23       10-K    Fiscal year ended    Consent of independent certified
                  July 31, 2003        public accountants

 31.1     10-K    Fiscal year ended    Certification of Chief Executive Officer
                  July 31, 2003        pursuant to Section 302 of the
                                       Sarbanes-Oxley Act

 31.2     10-K    Fiscal year ended    Certification of Chief Financial Officer
                  July 31, 2003        pursuant to Section 302 of the
                                       Sarbanes-Oxley Act

 32.1     10-K    Fiscal year ended    Certification of Chief Executive Officer
                  July 31, 2003        pursuant to Section 906 of the
                                       Sarbanes-Oxley Act

 32.2     10-K    Fiscal year ended    Certification of Chief Financial Officer
                  July 31, 2003        pursuant to Section 906 of the
                                       Sarbanes-Oxley Act

 99.1     10-K    Fiscal year ended    Risk Factors
                  July 31, 2003


     * Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

     During the quarter ended July 31, 2003, the Company filed a Report on Form 8-K on May 13, 2003 under Item 9 reporting third quarter earnings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.

by:      /s/
         Eapen Chacko
         Chief Financial Officer and
         Vice President of Finance


Dated:  October 29, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                       Title                           Date

/s/ Robert G. Dutcher        Chairman, President and          October 29, 2003
Robert G. Dutcher            Chief Executive Officer
                             (Principal Executive Officer)


/s/ Eapen Chacko             Chief Financial Officer          October 29, 2003
Eapen Chacko                 Vice President of Finance
                             (Principal Financial and
                             Principal Accounting Officer)

/s/ Mary K. Brainerd         Director                         October 29, 2003
Mary K. Brainerd


/s/ Seymour J. Mansfield     Director                         October 29, 2003
Seymour J. Mansfield


/s/ William C. Mattison, Jr. Director                         October 29, 2003
William C. Mattison, Jr.


/s/ Whitney A. McFarlin      Director                         October 29, 2003
Whitney A. McFarlin


/s/ Donald C. Wegmiller      Director                         October 29, 2003
Donald C. Wegmiller


/s/ Rodney A. Young          Director                         October 29, 2003
Rodney A. Young

                                   SCHEDULE II

                              POSSIS MEDICAL, INC.


VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2003, 2002 AND 2001




         Column A                                Column B              Column C           Column D           Column E


                                                                      Additions
                                                Balance at            Charged to
                                                Beginning            (Reversal of)       Deductions          Balance at
        Description                              of Year              Expenses           Write-offs          End of Year

Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 2003                       $   582,000         $    845,000         $   920,000         $   507,000
Year ended July 31, 2002                           659,000            1,305,000           1,382,000             582,000
Year ended July 31, 2001                           672,000            1,297,000           1,310,000             659,000



Valuation allowance on
deferred tax asset:

Year ended July 31, 2003                       $10,518,000         $ (9,778,000)        $     --            $   740,000
Year ended July 31, 2002                        24,231,000          (13,713,000)              --             10,518,000

Year ended July 31, 2001                        23,184,000            1,047,000               --             24,231,000


                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 15(a)3

                                  EXHIBIT INDEX
  Exhibit
  Number                              Description



    21        Subsidiaries of Possis Medical, Inc.

    23        Independent Auditors Consent

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.1      Risk Factors