Form 10-Q
period 2003-10-31
POSSIS MEDICAL INC
filed 2003-12-15
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ___________________

                          Commission File Number 0-944


                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)


            Minnesota                               41-0783184
   -----------------------------         ------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation organization)


9055 Evergreen Blvd NW, Minneapolis, MN              55433-8003
----------------------------------------           ---------------
(Address of principal executive offices)             (Zip Code)

                                  763-780-4555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of November 30, 2003 was 17,773,087.

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                                                    PAGE
                                                                                                    ----
PART I.           FINANCIAL INFORMATION

     ITEM 1.      Financial Statements
                  Consolidated Balance Sheets, October 31, 2003
                  and July 31, 2003..............................................................     3

                    Consolidated Statements of Income and Comprehensive Income
                      for the three months ended October 31, 2003 and 2002.......................     4

                  Consolidated Statements of Cash Flows for the
                  three months ended October 31, 2003 and 2002 ..................................     5

                  Notes to Consolidated Financial Statements.....................................     6

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................    10

     ITEM 3.      Market Risk  ..................................................................    17

     ITEM 4.      Controls and Procedures........................................................    17


PART II.          OTHER INFORMATION


     ITEM 6.      Exhibits and Reports on Form 8-K...............................................    18

                  SIGNATURES.....................................................................    19

PART 1   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                    October 31, 2003           July 31, 2003
ASSETS                                                                              ----------------           -------------
CURRENT ASSETS:
     Cash and cash equivalents...........................................             $  6,220,917            $   4,782,942
     Marketable securities...............................................               27,407,934               27,161,223
     Trade receivables (less allowance for doubtful
          accounts and returns of $472,000 and
          $507,000, respectively)........................................                7,965,373                7,966,394
     Inventories.........................................................                4,242,222                4,165,253
     Prepaid expenses and other assets...................................                  432,939                  729,936
     Deferred tax asset..................................................                  806,000                  806,000
                                                                                     -------------            -------------
               Total current assets......................................               47,075,385               45,611,748
PROPERTY AND EQUIPMENT, net..............................................                3,470,356                3,055,335

DEFERRED TAX ASSET.......................................................               17,924,970               19,098,000
                                                                                     -------------            -------------

TOTAL ASSETS.............................................................             $ 68,470,711             $ 67,765,083
                                                                                     =============            =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable..............................................             $  1,890,720            $   1,585,776
Accrued salaries, wages, and commissions.................................                1,703,185                2,777,189
     Other liabilities...................................................                2,632,336                2,367,645
                                                                                     -------------            -------------

         Total current liabilities.......................................                6,226,241                6,730,610

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
         of $0.40 par value each; issued and outstanding,
          17,768,710 and 17,757,531 shares, respectively.................                7,107,484                7,103,013
     Additional paid-in capital..........................................               82,943,923               83,743,496
     Unearned compensation...............................................                   (6,000)                 (15,000)
     Accumulated other comprehensive loss................................                  (31,000)                (100,000)
     Retained deficit....................................................              (27,769,937)             (29,697,036)
                                                                                     -------------            -------------
          Total shareholders' equity.....................................               62,244,470               61,034,473
                                                                                     -------------            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................               $ 68,470,711           $   67,765,083
                                                                                     =============            =============

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                          2003                     2002
                                                                                     -------------            -------------
Product sales...............................................................           $15,602,288              $12,681,903
Cost of sales and other expenses:
         Cost of medical products...........................................             3,819,231                3,388,698
Selling, general and administrative.........................................             6,714,550                5,767,702
Research and development....................................................             2,127,243                1,152,196
                                                                                     -------------            -------------
        Total cost of sales and other expenses..............................            12,661,024               10,308,596
                                                                                     -------------            -------------

Operating income............................................................             2,941,264                2,373,307
Interest income.............................................................               160,352                   66,347
Loss on sale of securities..................................................               (18,517)                      --
                                                                                     -------------            -------------
Income before income taxes..................................................             3,083,099                2,439,654

Provision for income taxes..................................................             1,156,000                  915,000
                                                                                     -------------            -------------
Net income..................................................................             1,927,099                1,524,654

Other comprehensive income, net of tax
      Unrealized gains on securities....                                                    69,000                       --
                                                                                     -------------            -------------

Comprehensive income                                                                  $  1,996,099              $ 1,524,654
                                                                                     =============            =============

Net income per common share:
         Basic..............................................................                 $0.11                    $0.09
                                                                                     =============            =============
         Diluted............................................................                 $0.10                    $0.08
                                                                                     =============            =============
Weighted average number of common shares
    assumed outstanding:
         Basic..............................................................            17,777,727               17,278,291
         Diluted............................................................            19,085,281               18,285,859


See notes to consolidated financial statements.



                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                                         2003                     2002
                                                                                     -------------            -------------
OPERATING ACTIVITIES:
Net income .................................................................           $ 1,927,099              $ 1,524,654
Adjustments to reconcile net income to net
            cash provided by (used in) operating activities:
     Depreciation...........................................................               412,545                  537,828
     (Gain) Loss on disposal of assets......................................                (2,571)                  34,000
     Stock compensation expense.............................................                 9,000                   19,100
     Loss on sale of marketable securities..................................                18,517                       --
     Deferred taxes.........................................................             1,131,030                  894,600
     Increase (decrease) in receivables.....................................                 1,021                 (688,885)
     Increase in inventories................................................              (226,969)                 (30,186)
     Decrease in other current assets.......................................               296,997                  411,814
     Increase in trade accounts payable.....................................               304,944                  140,961
     Decrease in accrued expenses and other current liabilities.............              (809,313)                 (10,530)
                                                                                     -------------            -------------
Net cash provided by operating activities...................................             3,062,300                2,833,356
                                                                                     -------------            -------------
INVESTING ACTIVITIES:
     Additions to property and equipment....................................              (679,480)                (394,398)
     Proceeds from sale of fixed assets.....................................                 4,485                       --
     Proceeds from sale of marketable securities............................             7,750,915                       --
     Purchase of marketable securities......................................            (7,905,143)                      --
                                                                                     -------------            -------------
     Net cash used in investing activities..................................              (829,223)                (394,398)
                                                                                     -------------            -------------
FINANCING ACTIVITIES:
     Proceeds from issuance of stock and exercise of options and warrants...               682,954                   43,704
     Repurchase of common stock.............................................            (1,478,056)                      --
                                                                                     -------------            -------------
Net cash (used in) provided by financing activities.........................              (795,102)                  43,704
                                                                                     -------------            -------------

INCREASE IN CASH AND CASH EQUIVALENTS.......................................             1,437,975                2,482,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER...........................             4,782,942               18,556,663
                                                                                     -------------            -------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER.................................           $ 6,220,917            $  21,039,325
                                                                                     =============            =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes..................................................            $   24,970                 $ 20,400
Inventory transferred to property and equipment.............................                    --                   47,951


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 2003 Annual Report.

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

                                                                     Three Months Ended
                                                                          October 31,
                                                                     2003             2002
                                                                  ----------      -----------
       Net income:
           Net income - as reported.........................     $ 1,927,099      $ 1,524,654
           Less estimated stock-based employee
               compensation determined under fair
               value based method, net of tax..............         (563,000)        (762,000)
                                                                 -----------      -----------
           Net income - pro forma...........................     $ 1,364,099      $   762,654
                                                                 ===========      ===========
       Earnings per common share:
           Basic - as reported..............................          $ 0.11           $ 0.09
           Less estimated stock-based employee
              compensation determined under
              fair value based method, net of tax...........           (0.03)           (0.04)
                                                                 -----------      -----------
        Basic - pro forma...................................          $ 0.08           $ 0.05
                                                                 ===========      ===========

     Diluted - as reported..................................          $ 0.10           $ 0.08
           Less estimated stock-based employee
              compensation determined under fair
              value based method, net of tax................           (0.03)           (0.04)
                                                                 -----------      -----------
           Diluted - pro forma..............................          $ 0.07           $ 0.04
                                                                 ===========      ===========
           Weighted average common shares
              outstanding
           Basic............................................      17,777,727       17,278,291
           Diluted..........................................      19,085,281       18,285,859


     We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions for the three months ended October 31, 2003 and 2002, respectively:

                                                                      2003              2002
                                                                   ---------         ---------
              Risk-free rate................................        4.0-4.6%          3.6-4.3%
              Expected dividend yield.......................              0%                0%
              Expected stock price volatility...............          61-64%            79-80%
              Expected option term..........................        10 years          10 years
              Fair value per option.........................    $11.63-14.02       $7.52-10.49

     For purposes of determining the pro forma amounts, the fair value of options is amortized to expense over the option-vesting period in determining the pro forma impact. The option-vesting period is six months to four years.

3.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.

4.   ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of variable interest entities, and the assessment of a company's interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46 requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is effective for periods beginning after December 15, 2003 for existing variable interest entities. As the Company has no exposures to special purpose entities or other off-balance-sheet arrangements, the Company does not expect the adoption of FIN 46 to have a material effect on the Company's consolidated balance sheet, results of operations, or cash flows.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have an impact on the Company's financial statement disclosures and did not have a material effect on the Company's consolidated balance sheet, results of operations, or cash flows.

5.   MARKETABLE SECURITIES

     During the quarter ended April 30, 2003 the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All Company securities in this portfolio as of October 31, 2003 were classified as available-for-sale and consisted primarily of U.S. government securities and corporate bonds. These investments are reported at fair value with a net unrealized gain of approximately $69,000, net of tax, included in other comprehensive income as of October 31, 2003.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:


                                                                 October 31,         July 31,
                                                                    2003               2003
                                                                 -----------       -----------
                 Finished goods.............................     $ 1,631,091       $ 1,866,397
                 Work-in-process............................       1,067,152           884,451
                 Raw materials..............................       1,543,979         1,414,405
                                                                 -----------       -----------
                                                                 $ 4,242,222       $ 4,165,253
                                                                 ===========       ===========

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:


                                                                  October 31,        July 31,
                                                                     2003              2003         Life
                                                                 -----------       -----------      ------------
         Leasehold improvements.............................     $ 1,540,965       $ 1,540,965      10 years
         Equipment..........................................       7,360,601         7,148,702      3 to 10 years
         Assets in construction.............................         962,601           503,722      N/A
                                                                   9,863,627         9,193,389
         Less accumulated depreciation......................       6,393,271         6,138,054

         Property and equipment - net.......................     $ 3,470,356       $ 3,055,335

8.   SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company's operations are in one business segment: the design, manufacture and distribution of intravascular medical devices. Possis Medical, Inc. evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues inside the United States and outside the United States are as follows:


                                                                      Three Months Ended
                                                                ------------------------------
                                                                 October 31,        October 31,
                                                                    2003               2002
                                                                ------------      ------------
         United States......................................    $ 15,310,071      $ 12,399,421
         Outside United States..............................         292,217           282,482
                                                                ------------      ------------
         Total revenues.....................................    $ 15,602,288      $ 12,681,903
                                                                ============      ============

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

10.  COMMON STOCK

     During the three months ended October 31, 2003, stock options and warrants for the purchase of 101,682 shares of the Company's common stock were exercised at prices between $2.22 and $17.45 per share.

     During the three months ended October 31, 2003, the Company issued 497 of common stock shares in connection with its employee stock purchase plan.

     During the three months ended October 31, 2003, the Company repurchased 91,000 shares in the public market at prices between $15.65 and $16.81 per share.

11.  ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on product sold that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:

                  Accrued warranty costs at July 31, 2003.........  $146,500
                  Payments made for warranty costs................   (75,600)
                  Accrual for product costs.......................    75,600
                                                                    --------
                  Accrued warranty costs at October 31, 2003......  $146,500
                                                                    ========

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. Our forward-looking statements relate to the Company's ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; its ability to obtain additional regulatory approvals on a timely basis; the ability to obtain regulatory clearance in new foreign markets; customer responses to the Company's marketing strategies; its ability to retain and motivate skilled employees, especially for sales positions; its ability to expand the sales force; deferred tax asset valuation allowance; its outlook including future revenue, earnings, earnings per share and expense levels; future equity financing needs; and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment due to rising expenditures on drug-eluting stents and trends toward managed care; changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products such as filterwires and compounds that may make our products obsolete; sudden restrictions in supply of key materials; and deterioration of general market and economic conditions.

We also caution you not to place undue reliance on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact the Company's future results are set forth in the risk factors included in Exhibit 99.1 to the Company's Form 10-K for the year ended July 31, 2003 as filed with the Securities and Exchange Commission.

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

Revenue Recognition

Revenues associated with products that are already maintained at customer locations are recognized and ownership and risk of loss are transferred to the customer when the Company receives a valid purchase order from the customer. Revenues associated with products that are not maintained at the customer locations are recognized and title and risk of loss are transferred to the customer when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized. Revenue from the sale of drive unit extended warranties are recognized on a straight-line basis over the warranty period.

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


Results of Operations

Three Month Periods Ended October 31, 2003 and 2002

Total product sales for the three months ended October 31, 2003 increased $2,920,000, or 23%, to $15,602,000 compared to $12,682,000 in the first quarter of 2002. The Company recorded net income for the quarter ended October 31, 2003 of $1,927,000, or $0.10 per diluted share. This compared to a net income of $1,525,000, or $0.08 per diluted share, for the quarter ended October 31, 2002.

Revenue - AngioJet System

U.S. AngioJet System revenue for the three months ended October 31, 2003 increased $2,911,000, or 23%, to $15,310,000 compared to $12,399,000 in the first quarter of 2002. The Company markets the AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) worldwide. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump and a family of disposable catheters, each aimed at a specific indication for use. The main factors in the revenue increase were increased sales resulting from continuing customer acceptance of our expanded and improved coronary and peripheral product lines and the expansion of our direct sales force.

The Company has expanded its product line with the introduction of the AVX(TM) catheter in July 2003 for the removal of blood clots in av-access grafts and the Xpeedior(R) Plus 120 catheter in August 2002 to remove blood clots in peripheral arteries greater than or equal to 3mm in diameter.

The AVX catheter is an improved version of our Xpeedior 60 and designed specifically for the av-access market. The new AVX catheter is a slightly shorter length catheter with a new hub design and hemostasis valve that is easier to use. In addition it is 25% more powerful than the Xpeedior 60, putting more thrombectomy action in the hands of the physician. The Xpeedior Plus 120 catheter is an improved version of our Xpeedior 100. Compared to the Xpeedior 100, the new catheter's longer length will allow the physician to treat more distal vessels. The Xpeedior Plus 120 also has the added features of dual marker bands, a braided shaft and a sleek tapered tip for greater ease of use. In October 2003, the Company released its XMI Rapid Exchange catheter (XMI RX) in a limited beta site test for peripheral arterial use in the U.S. This new product launch will put our proven XMI technology into a configuration preferred by many physicians, increasing our utility and acceptance in the interventional lab.

In addition, the Company's Xpeedior catheters, the XMI(R) (XMI) catheter and XVG(R) catheter continue to have increased acceptance by physicians. The XVG, XMI and Xpeedior catheters feature the Company's proprietary Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.


As of October 31, 2003, the Company had a total of 1,108 domestic drive units in the field, compared to 909 drive units at October 31, 2002, and 1,062 units as of July 31, 2003. During the three-month periods ended October 31, 2003 and 2002, the Company sold approximately 11,500 and 9,500 catheters, respectively. This was a 21% increase in unit catheter sales in the current year from the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.2 in the first quarter, compared to a rate of 10.6 in the same prior year period, and compared to a rate of 10.9 in the fourth quarter of fiscal 2003. The reduction in average catheter utilization rate is due to the continued strong demand in the expansion of drive units in the field. The Company sold 50 and 46 U.S. domestic drive units during the three months ended October 31, 2003 and 2002, respectively.

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

Foreign sales of the AngioJet System for the three months ended October 31, 2003 and 2002 were $292,000 and $282,000, respectively. The Company has recently expanded the sales territory of one of its existing European distributors to expand product penetration in Europe. The limited foreign sales are primarily due to cost constraints in overseas markets. In foreign markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the Company Is pursuing a regulatory strategy that utilizes the Company's U.S. coronary clinical trial results and extensive body of published clinical studies, which is expected to result in regulatory approval for the AngioJet System with the XMI catheter in treating coronary thrombus. Currently, the Japanese Ministry of Health and Welfare (MHW) is reviewing the Company's regulatory approval submission. The Company has responded to two rounds of questions and is waiting for a response to the Company's most recent answers. Once the Company receives regulatory approval, the Company will apply for an appropriate national medical insurance reimbursement. The timing of the regulatory approval and reimbursement decision is dependent upon the Japanese MHW response to Company submissions.

Cost of Medical Products

Cost of medical products increased $431,000 to $3,819,000 in the three month period ended October 31, 2003 over the same period in the previous year. This increase is primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $2,490,000 for the three months ended October 31, 2003 over the same period in the previous year. This resulted in gross margins of 76% and 73%, respectively, for the three months ended October 31, 2003 and 2002. The improvement in gross margins was driven by higher volumes of the XMI, XVG and Xpeedior catheters in the three months ended October 31, 2003 as compared to same period in the previous fiscal year. The Company believes that gross margins will be in the mid seventies, as a percent of sales, for the remainder of fiscal 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $947,000 for the three months ended October 31, 2003, compared to the same period in the previous year. The primary factors in the expense increase for the three months ended October 31, 2003 were the $450,000 additional expenses associated with the growth in the sales force versus a year ago, outside services of $218,000, $108,000 of patient enrollment expenses associated with marketing clinical studies, sales materials of $85,000 and convention expense of $78,000. This was partially offset by reduction of computer and software depreciation of $116,000.

Research and Development Expense

Research and development expense increased $975,000, or 85%, to $2,127,000, in the three months ended October 31, 2003, when compared to the same period in the prior year. The increase was largely due to the timing of expenses incurred for various R&D projects including the new drive unit, rapid exchange catheter and the distal occlusion guidewire.

Interest Income

Interest income increased $94,000 in the three months ended October 31, 2003 to $160,000, when compared to the same period in the prior year. The increase is due to the investing of excess cash in an enhanced cash management portfolio of marketable securities. The Company expects interest income to increase in fiscal 2004 as compared to fiscal 2003 as cash is generated from operations.

Provision For Income Taxes

The Company recorded a provision for income taxes of $1,156,000 and $915,000 or 37.5% of income before income taxes for the three months ended October 31, 2003 and 2002, respectively.

The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for eleven consecutive quarters. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarters of fiscal 2003 and 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $9,778,000 and $13,713,000 during the fourth quarter of fiscal 2003 and 2002, respectively. These amounts are offset by changes in temporary differences. In fiscal 2003 and 2002, the Company increased the deferred tax asset by an additional $2,777,000 and $743,000, respectively related to tax benefit from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance is necessary as it is more likely than not that $740,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.


Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities totaled approximately $33,629,000 at October 31, 2003 versus $31,944,000 at July 31, 2003.

The $1,685,000 net increase in cash, cash equivalents and marketable securities in the most recent three-month period was primarily due to the net cash provided by operating activities of $3,062,000. Net cash provided by operating activities was primarily due to the net income of $1,927,000, depreciation of $413,000, a decrease in deferred tax asset of $1,131,000, a decrease in other assets of $297,000 and an increase in accounts payables of $304,000. This net cash provided by operating activities was partially offset by an increase in inventory of $227,000 and a decrease in accrued liabilities of $809,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. The decrease in other assets was due to the reduction of prepaid insurance. The increase in accounts payable was due to the timing of the payment of accounts payables. Inventory was increased to meet the increase in demand of the AngioJet System. The increase in accrued liabilities was due to the timing of the payments for payroll and other accrued liabilities. This increase was partially offset by the payment of fiscal 2003 corporate incentives in September 2003. Cash used in investing activities was $829,000. This includes the net purchase of marketable securities of $154,000 and the purchase of $679,000 of property and equipment. Net cash used by financing activities was $795,000, which resulted from the repurchase of 91,000 shares of the Company's stock in the open market transactions for $1,478,000, offset by the cash received in connection with the exercise of stock options and warrants for $683,000.

The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

The Company announced that its Board of Directors has authorized a common share repurchase program for up to an additional $4 million of its common shares to offset potential dilution from employee stock options. Under the repurchase plan, Possis may buy back shares of its outstanding stock from time to time in the open market, commencing immediately and extending until July 31, 2004. The timing of any purchases and the number of shares to be purchased will depend on a number of factors, including management's assessment of market conditions and the Company's cash position. The stock repurchase program does not include any specific price targets and may be suspended or terminated at any time.

Off-Balance Sheet Obligations

The Company does not have any debt or off-balance-sheet financial obligations.


Outlook

The Company expects that overall revenue from the AngioJet System, primarily in the United States, will be in the range of $70 million to $73 million in fiscal 2004. Gross margin for fiscal 2004 is expected to be in the mid-seventies, as a percent of total sales. The Company expects selling, general and administrative expenses to increase in fiscal 2004 due to anticipated growth in revenue and an increase in marketing scientific studies. Research and development expenditures are expected to increase from the fiscal 2003 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects net income per diluted share for the full year in the range of $0.54 to $0.62. The quarterly revenue progression should build steadily through the year from a low in the first quarter, with the profile being affected by the timing of the rapid exchange catheter introduction and the timing of various R&D expenses including clinical trials.

The Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company's primary source of cash is from its product sales. Collections of trade receivables resulting from the product sales are reviewed monthly to ensure that the customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation, stock repurchases and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). As of October 31, 2003, the Company's foreign bank accounts were closed.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended October 31, 2003, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

         Exhibit                               Description
____________________________________________________________________________________________________________________________

          3.1     Articles of incorporation as amended and restated to date (incorporated by reference to
                  Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
                  July 31, 1994).

          3.2     Bylaws as amended and restated to date (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999).

         31.1     Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K

The Company filed a Report on Form 8-K on August 8, 2003 under Item 5 reporting that the Company's Board of Directors approved a Share Repurchase Program that authorizes the purchase of $4 million shares of Company stock from time to time in open market transactions.

The Company filed a Report on Form 8-K on August 15, 2003 under Item 5 reporting the closing of the TIME 1 Clinical Trial for Ischemic Stroke.

The Company filed a Report on Form 8-K on September 17, 2003 under Item 12 reporting operating results for its fourth quarter and fiscal year ended July 31, 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  POSSIS MEDICAL, INC.



DATE:  December 12, 2003                        BY:  /s/
                                                     ---------------------------
                                                     ROBERT G. DUTCHER
                                                     Chairman, President and
                                                     Chief Executive Officer





DATE:  December 12, 2003                       BY:   /s/
                                                     ---------------------------
                                                     EAPEN CHACKO
                                                     Vice President of Finance
                                                     and Chief Financial Officer