Form 10-Q
period 2004-01-31
POSSIS MEDICAL INC
filed 2004-03-16
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2004

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)

           Minnesota                               41-0783184
-------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

 9055 Evergreen Blvd NW Minnesota MN                  55433-8003
----------------------------------------    ------------------------------
(Address of principal executive offices)              (Zip Code)

                                  783-780-4555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                ---    ---

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of March 9, 2004 was 18,068.517.

                              POSSIS MEDICAL, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.      FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated Balance Sheets, January 31, 2004
             and July 31, 2003.............................................. 3

             Consolidated Statements of Income and Comprehensive Income for
             the three and six months ended January 31, 2004 and 2003....... 4

             Consolidated Statements of Cash Flows for the
             six months ended January 31, 2004 and 2003 .................... 5

             Notes to Consolidated Financial Statements..................... 6

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................10

     ITEM 3. Quantitative and Qualitative Disclosures about
             Market Risk ...................................................17

     ITEM 4. Controls and Procedures........................................17

PART II.     OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Security Holders............18

     ITEM 6. Exhibits and Reports on Form 8-K...............................18

             SIGNATURES.....................................................20



PART 1   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  January 31, 2004       July 31, 2003
                                                                                  ----------------     -----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.........................................             $    7,075,316         $4,782,942
     Marketable securities.............................................                 29,676,523         27,161,223
     Trade receivables (less allowance for doubtful
       accounts and returns of $572,000 and
       $507,000, respectively).........................................                  9,229,152          7,966,394
     Inventories.......................................................                  4,828,051          4,165,253
     Prepaid expenses and other assets.................................                    698,161            729,936
     Deferred tax asset................................................                    806,000            806,000
                                                                                    --------------      -------------

               Total current assets....................................                 52,313,203         45,611,748

PROPERTY AND EQUIPMENT, net............................................                  3,836,418          3,055,335

DEFERRED TAX ASSET.....................................................                 16,083,970         19,098,000
                                                                                    --------------     --------------

TOTAL ASSETS...........................................................                $72,233,591        $67,765,083
                                                                                    ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable............................................             $    1,550,306        $ 1,585,776
     Accrued salaries, wages, and commissions..........................                  2,236,920          2,777,189
     Other liabilities.................................................                  2,825,158          2,367,645
                                                                                    --------------     --------------
              Total current liabilities................................                  6,612,384          6,730,610

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
        of $0.40 par value each; issued and outstanding,
        17,825,181 and 17,757,531 shares, respectively.................                  7,130,072         7,103,013
Additional paid-in capital.............................................                 83,124,771        83,743,496
Unearned compensation..................................................                    (33,000)          (15,000)
Accumulated other comprehensive income (loss)..........................                     51,000          (100,000)
Retained deficit.......................................................                (24,651,636)      (29,697,036)
                                                                                    --------------       -----------
          Total shareholders' equity...................................                 65,621,207        61,034,473
                                                                                    --------------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................                $72,233,591     $  67,765,083
                                                                                    ==============     ==============

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                    Three Months Ended                    Six Months Ended
                                                             --------------------------------    --------------------------------
                                                             Jan. 31, 2004      Jan. 31, 2003    Jan. 31, 2004      Jan. 31, 2003
                                                             --------------     -------------    -------------      -------------

Product sales..............................................  $   17,448,677     $14,321,660       $33,050,965       $ 27,003,563

Cost of sales and other expenses:
     Cost of medical products..............................       3,967,145       3,853,761         7,786,376          7,242,459
     Selling, general and administrative...................       6,659,517       5,571,717        13,374,067         11,339,419
     Research and development..............................       1,978,868       1,539,385         4,106,111          2,691,581
                                                             --------------     -----------       -----------       ------------
           Total cost of sales and other expenses..........      12,605,530      10,964,863        25,266,554         21,273,459
                                                             --------------     -----------       -----------       ------------

Operating income  .........................................       4,843,147       3,356,797         7,784,411          5,730,104
     Loss on sale of securities............................         (15,516)             --           (34,033)                --
     Interest income.......................................         160,570          61,369           320,922            127,716
                                                             --------------     -----------       -----------       ------------

Income before income taxes.................................       4,988,201       3,418,166         8,071,300          5,857,820
Provision for income taxes.................................       1,869,900       1,282,000         3,025,900          2,197,000
                                                             --------------     -----------       -----------       ------------

Net income  ...............................................       3,118,301       2,136,166         5,045,400          3,660,820

Other comprehensive income, net of tax:
     Unrealized gains on securities........................          82,000              --           151,000                 --
                                                             --------------     -----------       -----------       ------------

Comprehensive income ......................................  $    3,200,301     $ 2,136,166      $  5,196,400       $  3,660,820
                                                             ==============     ===========      ============       ============


Weighted average number of common shares outstanding:
         Basic.............................................      17,774,155      17,358,386        17,775,941         17,318,338
         Diluted...........................................      19,163,894      18,960,549        19,109,416         18,612,384

Net income per common share:
         Basic.............................................           $0.18           $0.12             $0.28              $0.21
                                                                      =====           =====             =====              =====
         Diluted...........................................           $0.16           $0.11             $0.26              $0.20
                                                                      =====           =====             =====              =====
See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                            2004                  2003
                                                                                       -------------        --------------
OPERATING ACTIVITIES:
Net income......................................................................      $     5,045,400     $      3,660,820
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation....................................................................              844,159            1,066,493
(Gain) loss on asset disposal...................................................              (12,525)               9,388
Stock compensation expense......................................................              123,646              142,050
Loss on sale of marketable securities...........................................               34,033                   --
Deferred taxes..................................................................            2,924,030            2,038,050
Increase in trade receivables...................................................           (1,262,758)            (944,729)
Increase in inventories.........................................................             (953,798)            (204,578)
Decrease in other assets........................................................               31,775              514,225
Decrease in trade accounts payable..............................................              (35,470)             (60,461)
Decrease in accrued and other liabilities.......................................              (82,756)            (260,388)
                                                                                      ---------------     ----------------
Net cash provided by operating activities.......................................            6,655,736            5,960,870

INVESTING ACTIVITIES:
Additions to property and equipment.............................................           (1,336,087)            (615,239)
Proceeds from sale of fixed assets..............................................               14,370               28,075
Proceeds from sale of marketable securities.....................................           11,914,534                   --
Purchase of marketable securities...............................................          (14,222,867)                  --
                                                                                      ---------------     ----------------
Net cash used in investing activities...........................................           (3,630,050)            (587,164)

FINANCING ACTIVITIES:
Proceeds from issuance and exercise of options and warrants.....................            2,060,994            2,539,663
Repurchase of common stock                                                                 (2,794,306)            (140,978)
                                                                                      ---------------     ----------------
     Net cash (used in) provided by financing activities.......................              (733,312)           2,398,685
                                                                                      ---------------     ----------------

INCREASE IN CASH AND CASH EQUIVALENTS ..........................................            2,292,374            7,772,391
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................            4,782,942           18,556,663
                                                                                      ---------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................      $     7,075,316     $     26,329,054
                                                                                      ===============     ================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes......................................................      $       101,870     $        161,450
Issuance of restricted stock....................................................               36,000               36,000
Inventory transferred to property and equipment.................................                   --               47,951

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

                                                                Three Months Ended                Six Months Ended
                                                                    January 31,                       January 31,
                                                              2004              2003              2004          2003
                                                          ------------      -----------      ----------      ----------
  Net income:
      Net income - as reported.........................     $3,118,301       $2,136,166      $5,045,400      $3,660,820
      Less estimated stock-based employee
          compensation determined under fair
          value based method, net of tax..............        (738,000)        (724,000)     (1,301,000)     (1,486,000)
                                                          ------------      -----------      ----------     -----------
      Net income - pro forma...........................     $2,380,301       $1,412,166      $3,744,400      $2,174,820
                                                            ==========       ==========      ==========      ==========
  Earnings per common share:
      Basic - as reported..............................         $0.18            $0.12           $0.28            $0.21
      Less estimated stock-based employee
         compensation determined under
         fair value based method, net of tax...........         (0.05)           (0.04)          (0.07)           (0.08)
                                                                -----            -----           -----            -----
      Basic - pro forma................................         $0.13            $0.08           $0.21            $0.13
                                                                =====            =====           =====            =====

      Diluted - as reported............................         $0.16            $0.11           $0.26            $0.20
      Less estimated stock-based employee
         compensation determined under fair
         value based method, net of tax................         (0.04)           (0.04)          (0.06)           (0.08)
                                                                 ----             ----           -----            -----
      Diluted - pro forma..............................         $0.12            $0.07           $0.20            $0.12
                                                                =====            =====           =====            =====
      Weighted average common shares
         outstanding
      Basic............................................    17,774,155       17,358,386      17,775,941       17,318,338
      Diluted..........................................    19,163,894       18,960,549      19,109,416       18,612,384

     We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                                   2004              2003
                                            ----------------   -----------------
        Risk-free rate.....................        4.0-4.6%             3.6-4.3%
        Expected dividend yield............              0%                   0%
        Expected stock price volatility....          59-64%               72-80%
        Expected option term...............        10 years             10 years
        Fair value per option..............    $11.85-14.02          $7.52-14.78

     For purposes of determining the pro forma amounts, the fair value of options is amortized to expense over the option-vesting period in determining the pro forma impact. The option-vesting period is six months to four years (see Note 4).

3.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.

4.   ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 ("FIN No. 46( R )"). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) will be applied on March 31, 2004. The Company does not anticipate that the adoption of FIN No. 46 and FIN No. 46(R) will result in the Company consolidating variable interest entities or providing disclosures on variable interest entities.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or right to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have an impact on the Company's financial statement disclosures and did not have a material effect on the Company's consolidated balance sheet, results of operations, or cash flows.

5.   MARKETABLE SECURITIES

     During the quarter ended April 30, 2003, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio as of January 31, 2004 were classified as available-for-sale and consisted primarily of U.S. government securities and corporate bonds. These investments are reported at fair value, and with a net unrealized gain of approximately $82,000 and $151,000 respectively, net of tax, for the three and six months ended January 31, 2004 is included within other comprehensive income. The net unrealized gain included in shareholders' equity as of January 31, 2004 was $51,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                               January 31,          July 31,
                                                   2004               2003
                                              --------------     --------------
                 Finished goods.............. $    1,919,752     $    1,866,397
                 Work-in-process.............      1,211,627            884,451
                 Raw materials...............      1,696,672          1,414,405
                                              --------------     --------------
                                              $    4,828,051     $    4,165,253
                                              ==============     ==============

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                                 January 31,       July 31,
                                                    2004             2003              Life
                                               ------------      -------------     -------------
         Leasehold improvements..............   $ 1,540,965       $  1,540,965       10 years
         Equipment...........................     7,831,269          7,148,702       3 to 10 years
         Assets in construction..............     1,147,931            503,722       N/A
                                               ------------      -------------
                                                 10,520,165          9,193,389
         Less accumulated depreciation.......     6,683,747          6,138,054
                                               ------------      -------------

         Property and equipment - net........  $  3,836,418       $  3,055,335
                                               ============      =============

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

     Total revenues from sales in the United States and outside the United States are as follows:


                                        Three Months Ended                            Six Months Ended
                              -------------------------------------       ---------------------------------------
                                   Jan. 31            Jan. 31                 Jan. 31               Jan. 31
                                     2004               2003                    2004                  2003
                              -----------------   -----------------       ---------------     -----------------
       United States......... $      17,008,188   $      14,082,151       $    32,318,259     $      26,481,572
       Non-United States.....           440,489             239,509               732,706               521,991
                              -----------------   -----------------       ---------------     -----------------
       Total revenues         $      17,448,677   $      14,321,660       $    33,050,965     $      27,003,563
                                                  =================       ===============     =================

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

10.  COMMON STOCK

     During the six months ended January 31, 2004, stock options and warrants for the purchase of 202,921 shares of the Company's common stock were exercised at prices between $2.22 and $17.50 per share.

     During the six months ended January 31, 2004, the Company issued 24,445 shares in connection with its employee stock purchase plan.

     During the six months ended January 31, 2004, the Company issued 1,884 shares of restricted stock to the outside members of the Board of Directors.

     During the six months ended January 31, 2004, the Company repurchased 161,600 shares in the public market at stock prices between $15.65 and $19.29 per share.

11.  ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:


           Accrued warranty costs at July 31, 2003............ $146,500
           Payments made for warranty costs................... (167,200)
           Accrual for product costs..........................  167,200
                                                               --------
           Accrued warranty costs at January 31, 2004......... $146,500
                                                               ========

12.  SUBSEQUENT EVENTS

     Effective February 1, 2004 the Company entered into a Supplemental Executive Retirement Deferred Compensation Agreement (SERP) with the Company's Chief Executive Officer (CEO). The Agreement requires the Company to establish an Account on behalf of the CEO and to fund it yearly until the CEO reaches 65 years of age or early retirement, whichever comes first. The estimated yearly funding amount is $202,805 for seven years. The target benefit is an annual benefit , for a ten year period, equal to one-half of the CEO's Base Compensation at the time benefits become payable under the SERP (see Exhibit 10.1).

     The Company signed an operating lease for additional office and warehouse space in February 2004. The lease is effective May 2004 and expires April 2009. Future yearly minimum lease payments are approximately $116,000 to $130,000 a year for five years (see Exhibit 10.2).


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Possis Medical Inc. develops, manufactures and markets pioneering medical devices for the large and growing cardiovascular and vascular treatment markets. The AngioJet(R) Rheolytic(TM) Thrombectomy System (AngioJet System) is marketed worldwide for blood clot removal from native coronary arteries, leg arteries, coronary bypass grafts and AV dialysis access grafts. The AngioJet System consists of a drive unit (capital equipment), which powers a disposable pump, and a family of disposable catheters, each aimed at a specific indication.

The Company has expanded its product line with the introduction of the AVX(TM) catheter in July 2003 for the removal of blood clots in AV-access grafts and the introduction of the Xpeedior(R) Plus 120 catheter in August 2002 to remove blood clots in peripheral arteries greater than or equal to 3mm in diameter.

The AVX catheter is an improved version of our Xpeedior 60 catheter and designed specifically for the av-access market. The new AVX catheter is a slightly shorter length catheter with a new hub design and hemostasis valve that is easier to use. In addition, it is 25% more powerful than the Xpeedior 60, putting more thrombectomy action in the hands of the physician. The Xpeedior Plus 120 catheter is an improved version of our Xpeedior 100. Compared to the Xpeedior 100 catheter, the new catheter's increased length will allow the physician to treat more distal vessels. The Xpeedior Plus 120 catheter also has the added features of dual marker bands, a braided shaft and a sleek tapered tip for greater ease of use. In December 2003, the Company released its XMI(R) Rapid Exchange catheter (XMI RX) in a limited market release for peripheral arterial use in the U.S. The Company released the XMI RX catheter to the full market in February 2004. This new product launch will put our proven XMI technology into a configuration preferred by many physicians, increasing our utility and acceptance in the interventional lab.

In addition, the Company's Xpeedior catheters, the XMI catheter and XVG(R) (XVG) catheter continue to gain increased acceptance by physicians. The XVG, XMI and Xpeedior catheters feature the Company's patented Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

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

Warranty Reserve

The Company provides a one-year limited warranty on its AngioJet System drive unit and a limited warranty on AngioJet System disposable products. The Company establishes a warranty reserve at the time products are sold, which is based upon historical frequency of claims relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty. Management, on a quarterly basis, evaluates the adequacy of the warranty reserve. Management believes the amount of the warranty reserve is appropriate, given our historical experience; however, actual claims incurred could differ from the original estimate, requiring adjustments to the reserve.

Results of Operations

Three and Six Month Periods Ended January 31, 2004 and 2003

Total product sales for the three months ended January 31, 2004 increased $3,127,000, or 22%, to $17,449,000 compared to $14,322,000 for the comparable period in fiscal 2003. Total product sales for the six months ended January 31, 2004 increased $6,047,000, or 22%, to $33,051,000 compared to $27,004,000 for the comparable period in fiscal 2003. The Company recorded net income for the quarter ended January 31, 2004 of $3,118,000, or $0.16 per diluted share, compared to net income of $2,136,000, or $0.11 per diluted share, in the comparable quarter in 2003. For the six months ended January 31, 2004, the Company recorded net income of $5,045,000 or $0.26 per diluted share, compared to net income of $3,661,000, or $0.20 per diluted share, in the same period in 2003.

Revenue - AngioJet System

U.S. AngioJet System revenue for the three months ended January 31, 2004 increased 21% to $17,001,000 from $14,082,000 for the same period in 2003. U.S. AngioJet System revenue for the six months ended January 31, 2004 increased 22% to $32,311,000 from $26,482,000 for the same period in 2003. The main factors in the revenue increase were increased sales resulting from continuing customer acceptance of our expanded and improved coronary and peripheral catheter product lines and the expansion of our direct sales force.

As of January 31, 2004, the Company had a total of 1,168 domestic drive units in the field, compared to 953 drive units at January 31, 2003, and 1,108 units as of October 31, 2003. During the three month period ended January 31, 2004, the Company's catheter sales increased approximately 23% to approximately 12,800 catheters versus approximately 10,400 catheters in the same prior year period. During the six month period ended January 31, 2004, the Company's catheter sales increased approximately 22% to approximately 24,200 catheters versus approximately 19,900 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.8 in the second quarter of fiscal 2004, compared to a rate of 10.9 in the same prior year period, and compared to a rate of 10.2 in the first quarter of fiscal 2004. The Company sold 51 and 106 drive units during the three and six months ended January 31, 2004, respectively, compared to 63 and 117 drive units in the same periods in the prior year, respectively.

Foreign sales of the AngioJet System for the three and six month periods ended January 31, 2004 were $440,000 and $733,000, respectively. This compared to foreign sales of the AngioJet System of $240,000 and $522,000, respectively, for the same periods the previous year. The Company has recently expanded the sales territory of one of its existing European distributors to expand product penetration in Europe. Limited foreign sales are primarily due to cost constraints in overseas markets. In European markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the Company Is pursuing a regulatory strategy that utilizes the Company's U.S. coronary clinical trial results and extensive body of published clinical studies, which is expected to result in regulatory approval for the AngioJet System with the XMI catheter in treating coronary thrombus. Currently, the Japanese Ministry of Health and Welfare (MHW) is reviewing the Company's regulatory approval submission. Once the Company receives regulatory approval, the Company will apply for an appropriate national medical insurance reimbursement. The timing of the regulatory approval and reimbursement decision is dependent upon the Japanese MHW response to the Company's submissions.

Cost of Medical Products

Cost of medical products increased $113,000 to $3,967,000 in the three month period ended January 31, 2004 over the same period in the previous year, and increased $544,000 to $7,786,000 for the six month period ended January 31, 2004 over the same period in the previous year. These increases are primarily due to the significant growth in the U.S. AngioJet System product sales.

For the three months ended January 31, 2004, gross profit improved by $3,014,000 to $13,482,000 over the same period in the previous year. This resulted in a gross profit margin of 77% as a percentage of product sales. Gross margins improved $5,504,000 to $25,265,000, or 76% as a percentage of product sales, for the six month period ended January 31, 2004 over the same period in the previous year. This compares to gross margins as a percentage of product sales of 73% for each of the three and six month periods ended January 31, 2003. The improvement in gross margins was driven by higher volumes of the XMI, XVG and Xpeedior catheters and an improvement in the long and middle catheter product mix in the three and six months ended January 31, 2004 as compared to the same period in the previous fiscal year. This was offset by the impact of higher international sales versus the prior year period. The Company believes that gross margins as a percent of sales will be in the mid seventies for the remainder of fiscal 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,088,000 to $6,660,000 for the three months ended January 31, 2004 and increased $2,035,000 to $13,374,000 for the six months ended January 31, 2004, compared to the same periods in the previous year. The primary factors in the expense increase for the three months ended January 31, 2004 were the $340,000 additional expenses associated with the growth in the sales force, increased sales incentives of $112,000, increased overall compensation and fringe benefits of $262,000, increased patient enrollment and outside service expenses of $232,000 associated with marketing clinical studies and increased marketing fees of $149,000 paid to our purchasing groups. This expense increase was partially offset by reduction of computer and software depreciation of $119,000. The primary factors for the expense increase for the six months ended January 31, 2004 were the $675,000 additional expenses associated with the growth in the sales force, increased sales incentives of $181,000, increased overall compensation and fringe benefits of $440,000, increased patient enrollment and outside service expenses of $398,000 associated with marketing clinical studies, increased marketing fees of $151,000 paid to our purchasing groups and increased outside services of $240,000 due to the overall increase in sales volume. This increase was partially offset by a reduction of computer and software depreciation of $235,000 and a reduction in health insurance of $138,000.

Research and Development Expense

Research and development expense increased $439,000 to $1,979,000, in the three months ended January 31, 2004, when compared to the same period in the prior year. Research and development expense increased $1,415,000 to $4,106,000 in the six months ended January 31, 2004. The increases were largely due to the timing of expenses incurred for various research and development projects including the new drive unit, rapid exchange catheter, the distal occlusion guidewire and the power pulse spray projects.

Interest Income

Interest income increased $99,000 in the three months ended January 31, 2004 to $161,000, when compared to the same period in the prior year. Interest income increased $193,000 in the six months ended January 31, 2004, when compared to the same period in the prior year. The increase is due to the investing of excess cash in an enhanced cash management portfolio of marketable securities. The Company expects interest income to increase in fiscal 2004 as compared to fiscal 2003 as cash is generated from operations.

Provision For Income Taxes

The Company recorded a provision for income taxes of $1,870,000 and $1,282,000 or 37.5% of income before income taxes for the three months ended January 31, 2004 and 2003, respectively. The Company recorded a provision for income taxes of $3,026,000 and $2,197,000 or 37.5% of income before income taxes for the six months ended January 31, 2004 and 2003, respectively.

The Company became profitable in the third quarter of fiscal 2001 and has maintained profitability for twelve consecutive quarters. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarters of fiscal 2003 and 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $9,778,000 and $13,713,000 during the fourth quarters of fiscal 2003 and 2002, respectively. These amounts are offset by changes in temporary differences. In fiscal 2003 and 2002, the Company increased the deferred tax asset by an additional $2,777,000 and $743,000, respectively related to tax benefit from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance is necessary as it is more likely than not that $740,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities totaled approximately $36,752,000 at January 31, 2004 versus $31,944,000 at July 31, 2003.

The $4,808,000 net increase in cash, cash equivalents and marketable securities in the most recent six-month period was primarily due to the net cash provided by operating activities of $6,656,000. Net cash provided by operating activities was primarily due to the net income of $5,045,000, depreciation of $844,000, stock compensation expense of $124,000 and a decrease in deferred tax asset of $2,924,000. This net cash provided by operating activities was partially offset by an increase in accounts receivable of $1,263,000, an increase in inventory of $954,000 and a decrease in accounts payable and accrued liabilities of $118,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. Accounts receivable and inventory increased to meet the increase in demand of the AngioJet System. The increases in accounts payable and accrued liabilities were due to the timing of payments. This increase was partially offset by the payment of fiscal 2003 corporate incentives in September 2003. Cash used in investing activities was $3,630,000 including the net purchase of marketable securities of $2,308,000 and the purchase of $1,336,000 of property and equipment. Net cash used by financing activities was $733,000, which resulted from the repurchase of 161,600 shares of the Company's stock in open market transactions for $2,794,000, offset by the cash received in connection with the exercise of stock options and warrants of $2,061,000.

The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business.

Off-Balance Sheet Obligations

The Company does not have any material off-balance-sheet arrangements.

Outlook

The Company expects overall revenue from the AngioJet System, primarily in the United States, will be in the range of $71 million to $73 million in fiscal 2004. Gross margin as a percent of sales for fiscal 2004 is expected to be in the mid seventies. The Company expects selling, general and administrative expenses to increase in fiscal 2004 due to anticipated growth in revenue and an increase in marketing scientific studies. Research and development expenditures are expected to increase from the fiscal 2003 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects net income per diluted share for the full year in the range of $0.58 to $0.62. The quarterly revenue progression should build steadily through the year from a low in the first quarter, with the earnings per share being affected by the timing of various R&D expenses including clinical trials.

The Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company's primary source of cash is from its product sales. Collections of trade receivables resulting from product sales are reviewed monthly to ensure that customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation, stock repurchases and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.

Forward-Looking Statements

Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements relate to the Company's ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; the ability to obtain additional regulatory approvals on a timely basis; the ability to obtain regulatory clearance in new foreign markets; customer responses to the Company's marketing strategies; its ability to retain and motivate skilled employees, especially for sales positions; its ability to expand the sales force; deferred tax asset valuation allowance; its outlook including future revenue, earnings, earnings per share and expense levels; future equity financing needs; and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment due to rising expenditures on drug-eluting stents and trends toward managed care; changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products such as filterwires and compounds that may make our products obsolete; sudden restrictions in supply of key materials; and deterioration of general market and economic conditions.

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

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). As of January 31, 2004, all of the Company's foreign bank accounts were closed.


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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended January 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or are is likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

          a. The 2003 annual meeting of shareholders of Possis Medical, Inc. was held on December 10, 2003.

          b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:

                                                    FOR             WITHHELD
                                                 ----------        ---------
                 Robert G. Dutcher ............. 14,883,033        1,991,507
                 Mary K. Brainerd............... 16,639,251          235,289
                 Seymour J. Mansfield........... 16,730,306          144,234
                 William C. Mattison, Jr........ 16,695,907          178,633
                 Whitney A. McFarlin............ 16,600,033          274,507
                 Donald C. Wegmiller............ 16,680,112          194,428
                 Rodney A. Young................ 16,575,395          299,145

              The names of each Director whose term of office as a Director continued after the meeting are as follows: Robert G. Dutcher, Mary K. Brainerd, Seymour J. Mansfield, William C. Mattison, Jr., Whitney A. McFarlin, Donald C. Wegmiller, and Rodney A. Young.

          c. By a vote of 16,593,564 in the affirmative, 222,486 in the negative and 58,490 abstaining, the appointment of Deloitte & Touche LLP as the Corporation's certified public accountants was ratified.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

        Exhibit   Description
--------------------------------------------------------------------------------

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


         10.1 Supplemental Executive Retirement Deferred Compensation Agreement dated February 1, 2004.

         10.2 Lease agreement for additional corporate office and manufacturing space dated March 1, 2004.

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on November 19, 2003 under Item 12 reporting operating results for its first quarter ended October 31, 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            POSSIS MEDICAL, INC.



DATE:  March 15, 2004               BY:     /s/ ROBERT G. DUTCHER
                                        -------------------------------
                                                ROBERT G. DUTCHER
                                                Chairman, President and
                                                Chief Executive Officer


DATE:  March 15, 2004               BY:     /s/ EAPEN CHACKO
                                       --------------------------------------
                                                EAPEN CHACKO
                                                Vice President of Finance and
                                                Chief Financial Officer