Form 10-Q
period 2004-04-30
POSSIS MEDICAL INC
filed 2004-06-14
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2004

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
             (exact name of registrant as specified in its charter)

          Minnesota                                     41-0783184
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation organization)

 9055 Evergreen Blvd NW Minneapolis MN                        55433-8003
-----------------------------------------                    ------------
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

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of June 1, 2004 was 18,163,963.

                              POSSIS MEDICAL, INC.

                                      INDEX



PAGE


PART I.      FINANCIAL INFORMATION

    ITEM 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .  3


             Consolidated Balance Sheets, April 30, 2004 and
              July 31, 2003  . . . . . . . . . . . . . . . . . . . . . . . .  3


             Consolidated Statements of Income and Comprehensive
             Income for the three and nine months ended April 30, 2004
             and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows for the nine months
             ended April 30, 2004 and 2003 . . . . . . . . . . . . . . . . .  5

             Notes to Consolidated Financial Statements. . . . . . . . . . .  6

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . . . .  10

    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk. . . 18

    ITEM 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .  18

PART II.     OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 19

             SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART 1  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (UNAUDITED)

                                                                       April 30, 2004           July 31, 2003
                                                                       --------------          ---------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . .          $  7,347,684            $  4,782,942
   Marketable securities. . . . . . . . . . . . . . . . . . .             34,618,708              27,161,223
   Trade receivables (less allowance for doubtful
    accounts and returns of $551,000 and $507,000,
    respectively) . . . . . . . . . . . . . . . . . . . . . .              9,907,696               7,966,394
   Inventories . . . . . . . . . . . . . . . . . . . . . . . .             5,187,605               4,165,253
   Prepaid expenses and other assets. . . . . . . . . . . . .                606,296                 729,936
   Deferred tax asset . . . . . . . . . . . . . . . . . . . .                806,000                 806,000
                                                                       --------------          ---------------

       Total current assets. . . . . . . . . . . . . . . . . .            58,473,989              45,611,748

PROPERTY AND EQUIPMENT, net                                                4,265,057               3,055,335

OTHER ASSETS
   Deferred tax assets . . . . . . . . . . . . . . . . . . . .            14,469,970              19,098,000

   Other assets. . . . . . . . . . . . . . . . . . . . . . . .               204,285                       -
                                                                       --------------          ---------------


TOTAL ASSETS                                                            $ 77,413,301            $ 67,765,083
                                                                       ==============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable. . . . . . . . . . . . . . . . . . .          $  2,632,825            $  1,585,776
   Accrued salaries, wages, and commissions. . . . . . . . . .             2,647,438               2,777,189
   Other liabilities . . . . . . . . . . . . . . . . . . . . .             2,227,414               2,367,645
                                                                       --------------          ---------------
       Total current liabilities. . . . . . . . . . . . . . .              7,507,677               6,730,610

OTHER LIABILITIES                                                             82,480                       -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock-authorized, 100,000,000 shares of
    $0.40 Par value each; issued and outstanding,
    18,067,162 and 17,757,531 shares, respectively. . . . . .              7,226,865               7,103,013
   Additional paid-in capital . . . . . . . . . . . . . . . .             84,280,222              83,743,496
             . . . . . .
   Unearned compensation . . . . . . . . . . . . . . . . . . .               (24,000)                (15,000)
             . . .
   Accumulated other comprehensive loss. . . . . . . . . . .                (104,000)               (100,000)
   Retained deficit. . . . . . . . . . . . . . . . . . . . . .           (21,555,943)            (29,697,036)
                                                                       --------------          ---------------
       Total shareholder's equity. . . . . . . . . . . . . . .            69,823,144              61,034,473
                                                                       --------------          ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . .           $ 77,413,301            $ 67,765,083
                                                                       ==============          ===============

See notes to consolidated financial statements.

                                                 POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                      FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2004 AND 2003
                                                              (UNAUDITED)

                                                                Three Months Ended                       Nine Months Ended
                                                         -----------------------------------      -------------------------------
                                                            April 30,            April 30,          April 30,         April 30,
                                                              2004                  2003               2004             2003
                                                         -------------         -------------      -------------     -------------
Product sales                                             $19,329,399           $14,625,124        $52,380,364       $41,628,687

Cost of sales and other expenses:
       Cost of medical products. . . . . . . . . .          4,781,377             3,580,780         12,567,753        10,823,239
       Selling, general and administrative. . . .           7,379,482             5,986,002         20,753,549        17,325,421
       Research and development . . . . . . . . .           2,408,544             2,228,722          6,514,655         4,920,303
                                                         -------------         -------------      -------------     -------------

                 Cost of sales and other expenses.         14,569,403            11,795,504         39,835,957        33,068,963
                                                         -------------         -------------      -------------     -------------

Operating Income                                            4,759,996             2,829,620         12,544,407         8,559,724
       Interest income. . . . . . . . . . . . . . .           197,748                91,910            518,670           219,626
       Loss on sale of securities. . . . . . . . .                  -                     -            (34,033)                -
                                                         -------------         -------------      -------------     -------------

Income before income taxes . . . . . . . . . . .            4,957,744             2,921,530         13,029,044         8,779,350
Provision for income taxes. . . . . . . . . . . .           1,862,051             1,097,000          4,887,951         3,294,000
                                                         -------------         -------------      -------------     -------------

 Net income. . . . . . . . . . . . . . . . . . . .          3,095,693             1,824,530          8,141,093         5,485,350

Other comprehensive income (loss), net of tax:
      Unrealized (loss) gain on securities . . . .           (155,000)               63,170             (4,000)           63,170
                                                         -------------         -------------      -------------     -------------
Comprehensive income. . . . . . . . . . . . . . .         $ 2,940,693          $  1,887,700        $ 8,137,093       $ 5,548,520
                                                         =============         =============      =============     =============

Weighted average number of common of
     Shares outstanding:
           Basic . . . . . . . . . . . . . . . . .          18,002,188           17,598,413         17,850,256        17,409,645
           Diluted . . . . . . . . . . . . . . . .          19,791,622           19,159,942         19,397,477        18,807,439

Net income per common share:
           Basic . . . . . . . . . . . . . . . . .              $0.17                 $0.10              $0.46             $0.32
                                                         =============         =============      =============     =============
           Diluted . . . . . . . . . . . . . . . .              $0.16                 $0.10              $0.42             $0.29
                                                         =============         =============      =============     =============

See notes to consolidated financial statements.

                                                 POSSIS MEDICAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED APRIL 30, 2004 AND 2003
                                                              (UNAUDITED)

                                                                                          2004                  2003
                                                                                      ------------         ------------
       OPERATING ACTIVITIES:
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 8,141,093          $ 5,485,350
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,304,988            1,589,487
       Gain on asset disposal . . . . . . . . . . . . . . . . . . . . . . . . .           (52,318)                (343)
       Stock compensation expense . . . . . . . . . . . . . . . . . . . . . . .           132,646              138,927
       Loss on sale of marketable securities. . . . . . . . . . . . . . . . . .            34,033                    -
       Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,631,030            3,029,318
       Increase in trade receivables . . . . . . . . . . . . . . . . . . . . . .       (1,941,302)          (1,276,122)
       Increase in inventories. . . . . . . . . . . . . . . . . . . . . . . .  .       (1,452,352)            (745,575)
       (Increase) decrease in prepaid expenses and other assets . . . .. . . . .          (80,645)              95,326
       Increase in trade accounts payable . . . . . . . . . . . . . . . . . . .         1,047,049               83,810
       (Decrease) in accrued and other liabilities . . . . . . . . . . . . . . .         (187,502)             786,832
                                                                                      ------------         ------------
           Net cash provided by operating activities. . . . . . . . . . . . . .        11,576,720            9,187,010

       INVESTING ACTIVITIES:
       Additions to property and equipment . . . . . . . . . . . . . . . . . . .       (2,087,502)            (896,487)
       Proceeds from sale of fixed assets. . . . . . . . . . . . . . . . . . . .           55,110               41,357
       Proceeds from sale of marketable securities . . . . . . . . . . . . . . .       17,004,534                    -
       Purchase of marketable securities . . . . . . . . . . . . . . . . . . . .      (24,503,052)         (23,079,488)
                                                                                      ------------         ------------
           Net cash used in investing activities. . . . . . . . . . . . . . . .        (9,530,910)         (23,934,618)

       FINANCING ACTIVITIES:
       Proceeds from issuance and exercise of options and warrants . . . . . . .        5,538,948            4,758,723
       Repurchase of common stock            . . . . . . . . . . . . . . . . . .       (5,020,016)          (1,641,404)
                                                                                      ------------         ------------
           Net cash provided by financing activities . . . . . . . . . . . . . .          518,932            3,117,319
                                                                                      ------------         ------------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .         2,564,742          (11,630,289)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. .                              4,782,942           18,556,663
                                                                                      ------------         ------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .                      $ 7,347,684          $ 6,926,374
                                                                                      ============         ============

       SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . .       $   153,900          $         -
       Issuance of restricted stock . . . . . . . . . . . . . . . . . . . . . . .          36,000               36,000
       Inventory transferred to property and equipment. . . . . . . . . . . . . .               -               47,951

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

                                                           Three Months Ended                        Nine Months Ended
                                                       ------------------------------         -----------------------------
                                                         April 30,        April 30,             April 30,        April 30,
                                                           2004              2003                 2004             2003
                                                       ------------      ------------         ------------     ------------
Net Income - as reported . . . . . . . . . . . .       $ 3,095,693       $ 1,824,530          $ 8,141,093      $ 5,485,350
      Less estimated stock-based
         Employee compensation determined under
         fair value based
         method, net of tax. . . . . . . . . . .        (1,495,000)         (733,000)          (2,796,000)      (2,309,000)
                                                       ------------      ------------         ------------     ------------
      Net income - pro forma. . . . . . . . . . .      $ 1,600,693       $ 1,091,530          $ 5,345,093      $ 3,176,350
                                                       ============      ============         ============
Earnings per share:
      Basic - as reported. . . . . . . . . . . .       $      0.17       $      0.10          $      0.46      $      0.32
      Less estimated stock-based
         Employee compensation determined under
         fair value based
         method, net of tax. . . . . . . . . . .             (0.08)            (0.04)               (0.16)           (0.14)
                                                       ------------      ------------         ------------     ------------

                                                       ------------      ------------         ------------     ------------
      Basic - pro forma . . . . . . . . . . . . .      $      0.09       $      0.06          $      0.30      $      0.18
                                                       ============      ============         ============     ============

     Diluted - as reported                             $      0.16       $      0.10          $      0.42      $      0.29
     Less estimated stock-based
         Employee compensation determined under
         fair value based method, net of tax. . .            (0.08)            (0.04)               (0.14)           (0.12)
                                                       ------------      ------------         ------------     ------------
     Diluted - pro forma. . . . . . . . . . . . .      $      0.08       $      0.06          $      0.28      $      0.17
                                                       ============      ============         ============     ============

Weighted average common shares
 outstanding
          Basic. . . . . . . . . . . . . . . . .        18,002,188        17,598,413           17,850,256       17,409,645
          Diluted. . . . . . . . . . . . . . . .        19,791,622         9,159,942           19,397,477       18,807,439

     We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                                               2004                      2003
                                                           --------------           -------------
      Risk-free rate . . . . . . . . . . . . . .                3.9-4.6%                3.6-4.3%
      Expected dividend yield . . . . . . . . . .                     0%                      0%
      Expected stock price volatility. . . . . .                  58-64%                  70-80%
      Expected option term . . . . . . . . . . .                10 years                10 years
      Fair value per option. . . . . . . . . . .            $11.38-20.22             $7.52-15.75

     For purposes of determining the pro forma amounts, the fair value of options is amortized to expense over the option-vesting period in determining the pro forma impact. The option-vesting period is six months to four years.


3.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.


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


5.   MARKETABLE SECURITIES

     During the quarter ended April 30, 2004, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio as of April 30, 2004 were classified as available-for-sale and consisted primarily of U.S. government securities and corporate bonds. These investments are reported at fair value, and the net unrealized loss of approximately $155,000 and $4,000 respectively, net of tax, for the three and nine months ended April 30, 2004 is included within other comprehensive income. The net unrealized loss included in shareholders' equity as of April 30, 2004 was $104,000, net of tax.


6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                                  April 30, 2004  July 31, 2003
                                                  --------------  -------------

       Finished goods . . . . . . . . . . . . . .     $2,007,602     $1,866,397
       Work-in-process . . . . . . . . . . . . .       1,246,988        884,451
       Raw materials. . . . . . . . . . . . . . .      1,933,015      1,414,405
                                                  --------------  -------------
                                                      $5,187,605     $4,165,253
                                                  ==============  =============


7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                         April 30,     July 31,
                                           2004          2003         Life
                                        ------------ ------------ -------------
Leasehold improvements . . . . . . .    $ 1,611,554  $ 1,540,965       10 years
Equipment. . . . . . . . . . . . . .      8,898,540    7,148,702  3 to 10 years

Assets in construction. . . . . . .         740,605      503,722            N/A
                                        ------------ ------------
                                         11,250,699    9,193,389
Less depreciation . . . . . . . . .      (6,985,642)  (6,138,054)
                                        ------------ ------------

Property and equipment - net. . . .     $ 4,265,057  $ 3,055,335
                                        ============ ============


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

     Total revenues from sales in the United States and outside the United States are as follows:

                                              Three Months Ended              Nine Months Ended
                                         April 30, 2004 April 30, 2003  April 30, 2004 April 30, 2003
                                         ------------------------------------------------------------

   United States. . . . . . . . . . . .    $18,898,765    $14,306,525     $51,217,024    $40,788,097
   Non-United States. . . . . . . . . .        430,634        318,599       1,163,340        840,590
                                         -------------- --------------  -------------- --------------
      Total Revenues. . . . . . . . . .    $19,329,399    $14,625,124     $52,380,364    $41,628,687
                                         ============== ==============  ============== ==============

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


10. COMMON STOCK

     During the nine months ended April 30, 2004, stock options and warrants for the purchase of 526,535 shares of the Company's common stock were exercised at prices between $2.22 and $20.60 per share resulting in proceeds of $5,165,000.

     During the nine months ended April 30, 2004, the Company issued 24,612 shares in connection with its employee stock purchase plan.

     During the nine months ended April 30, 2004, the Company issued 1,884 shares of restricted stock to the outside members of the Board of Directors.

     During the nine months ended April 30, 2004, the Company repurchased 243,400 shares in the public market at stock prices between $15.65 and $27.78 per share for $5,020,000.


11. ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:


     Accrued warranty costs at July 31, 2003 . . . . .      $146,500
     Payments made for warranty costs. . . . . . . . .      (258,700)
     Accrual for product costs . . . . . . . . . . . .       258,700
                                                        -------------
     Accrued warranty costs at April 30, 2004. . . . .      $146,500
                                                        =============


12. EXECUTIVE BENEFIT PLAN

     Effective February 1, 2004 the Company entered into a Supplemental Executive Retirement Deferred Compensation Agreement (SERP) with the Company's Chief Executive Officer (CEO). The Agreement requires the Company to establish an account on behalf of the CEO and to fund it yearly until the CEO reaches 65 years of age or early retirement, whichever comes first. The estimated yearly funding amount is $202,805 for seven years. The target benefit is an annual benefit , for a ten year period, equal to one-half of the CEO's Base Compensation at the time benefits become payable under the SERP. Total compensation expense for the nine months ended April 30, 2004 is $81,000, which is included in selling, general and administrative expenses. As of April 30, 2004 the asset of $204,000 and liability of $82,000 relating to the SERP are included in the balance sheet under the caption Other Assets and Other Liabilities.


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

The Company expanded its product line with the introduction of the XMI(R) Rapid Exchange catheter (XMI RX) in December 2003 for the removal of blood blots in peripheral arteries in a limited market release, the introduction of the AVX(TM) catheter in July 2003 for the removal of blood clots in AV-access grafts and the introduction of the Xpeedior(R) Plus 120 catheter in August 2002 to remove blood clots in peripheral arteries greater than or equal to 3mm in diameter.

In February 2004, the Company released its XMI RX in a full market release for peripheral arterial use in the U.S. In May 2004, the Company received approval from the U.S. Food & Drug Administration (FDA) to market the XMI RX for coronary indications. The Company also received Community Europe (CE) mark approval in May 2004, allowing coronary marketing of the XMI RX in the European Community. This new product will put our proven XMI technology into a configuration preferred by many physicians, increasing our utility and acceptance in the interventional lab.

The AVX catheter is an improved version of our Xpeedior 60 catheter and designed specifically for the av-access market. The new AVX catheter is a slightly shorter length catheter with a new hub design and hemostasis valve that is easier to use. In addition, it is 25% more powerful than the Xpeedior 60, putting more thrombectomy action in the hands of the physician. The Company's Xpeedior Plus 120 catheter is an improved version of our Xpeedior 100. Compared to the Xpeedior 100 catheter, the new Xpeedior Plus 120 catheter's increased length will allow the physician to treat more distal vessels. The Xpeedior Plus 120 catheter also has the added features of dual marker bands, a braided shaft and a sleek tapered tip for greater ease of use.

In addition to the Company's XMI RX and Xpeedior catheters, the XMI catheter and XVG(R) (XVG) catheter continue to gain acceptance by physicians. The XVG, XMI, XMI RX and Xpeedior catheters feature the Company's patented Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

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

In April 2004, the Company announced that is had signed a three year agreement to be the exclusive distributor of the Angiometrx Metricath(TM) products in the

United States. The Metricath System is an innovative, catheter-based technology that allows cardiologists to quickly and easily measure arterial size during procedures for treatment of coronary artery disease. Such measurements are helpful to select appropriately sized stents to achieve optimum patient outcomes from coronary angioplasty and related stent implantation procedures. The Metricath System was developed in response to the limitations of existing measurement technologies, which require large capital investment and which do not offer the ease of use of the Metricath System. The Metricath(TM) System received FDA 510(k) clearance for sale in the United States in July 2003.

The Company expects U.S. AngioJet System sales to continue to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, introduction of AngioJet System-related products, more face-time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.


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


Results of Operations

Three and Nine Month Periods Ended April 30, 2004 and 2003

Total product sales for the three months ended April 30, 2004 increased $4,704,000, or 32%, to $19,329,000 compared to $14,625,000 for the comparable period in fiscal 2003. Total product sales for the nine months ended April 30, 2004 increased $10,751,000, or 26%, to $52,380,000 compared to $41,629,000 for the comparable period in fiscal 2003. The Company recorded net income for the quarter ended April 30, 2004 of $3,096,000, or $0.16 per diluted share, compared to net income of $1,825,000, or $0.10 per diluted share, in the comparable quarter in 2003. For the nine months ended April 30, 2004, the Company recorded net income of $8,141,000 or $0.42 per diluted share, compared to net income of $5,485,000, or $0.29 per diluted share, in the same period in 2003.

Revenue - AngioJet System

U.S. AngioJet System revenue for the three months ended April 30, 2004 increased 32% to $18,899,000 from $14,307,000 for the same period in 2003. U.S. AngioJet System revenue for the nine months ended April 30, 2004 increased 26% to $51,217,000 from $40,788,000 for the same period in 2003. The main factors in the revenue increase were increased sales resulting from a one time drive unit promotion with one of our group purchasing organizations, continuing customer acceptance of our expanded and improved coronary and peripheral catheter product lines and the expansion of our direct sales force.

As of April 30, 2004, the Company had a total of 1,255 domestic drive units in the field, compared to 1,022 drive units at April 30, 2003, and 1,168 units as of January 31, 2004. During the three month period ended April 30, 2004, the Company's catheter sales increased approximately 26% to approximately 13,500 catheters versus approximately 10,700 catheters in the same prior year period. During the nine month period ended April 30, 2004, the Company's catheter sales increased approximately 24% to approximately 37,800 catheters versus approximately 30,600 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 10.8 in the third quarter of fiscal 2004, compared to a rate of 10.4 in the same prior year period, and compared to a rate of 10.8 in the second quarter of fiscal 2004. The Company sold 88 and 194 drive units during the three and nine months ended April 30, 2004, respectively, compared to 45 and 162 drive units in the same periods in the prior year, respectively.

Foreign sales of the AngioJet System for the three and nine month periods ended April 30, 2004 were $431,000 and $1,163,000, respectively. This compared to foreign sales of the AngioJet System of $319,000 and $841,000, respectively, for the same periods the previous year. The Company has recently expanded the sales territory of one of its existing European distributors to expand product penetration in Europe. Limited foreign sales are primarily due to cost constraints in overseas markets. In European markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the Company is pursuing a regulatory strategy that utilizes the Company's U.S. coronary clinical trial results and extensive body of published clinical studies, which is expected to result in regulatory approval for the AngioJet System with the XMI catheter in treating coronary thrombus. Currently, the Japanese Ministry of Health and Welfare (MHW) is reviewing the Company's regulatory approval submission. Once the Company receives regulatory approval, the Company will apply for an appropriate national medical insurance reimbursement. The timing of the regulatory approval and reimbursement decision is dependent upon the Japanese MHW response to the Company's submissions.

Cost of Medical Products

Cost of medical products increased $1,201,000 to $4,781,000 in the three month period ended April 30, 2004 compared to the same period in the previous year, and increased $1,745,000 to $12,568,000 for the nine month period ended April 30, 2004 compared to the same period in the previous year. These increases are primarily due to the significant growth in the U.S. AngioJet System product sales.

For the three months ended April 30, 2004, gross profit improved by $3,504,000 to $14,548,000 compared to the same period in the previous year. This resulted in a gross profit margin of 75% as a percentage of product sales. Gross margins improved $9,007,000 to $39,813,000, or 76% as a percentage of product sales, for the nine month period ended April 30, 2004 from the same period in the previous year. This compares to gross margins as a percentage of product sales of 76% and 74% for the three and nine month periods ended April 30, 2003. The decrease in gross margin rate for the three months ending April 30, 2004 was primarily due to a one-time drive unit sales promotion with one of our group purchasing organizations. The drive unit promotional program temporarily depressed our gross margin rate by approximately 1.5%. Higher volumes of the XMI RX, XMI, XVG and Xpeedior catheters drove the improvement in gross margin dollars in the three and nine months ended April 30, 2004 compared to the same period in the previous fiscal year. The Company believes that gross margins as a percent of sales will be in the mid seventies for the remainder of fiscal 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,393,000 to $7,379,000 for the three months ended April 30, 2004 and increased $3,428,000 to $20,754,000 for the nine months ended April 30, 2004, compared to the same periods in the previous year. The primary factors in the expense increase for the three months ended April 30, 2004 were the $360,000 in additional expenses associated with the growth in the sales force, increased overall compensation, contract labor and fringe benefits of $370,000, an increase in sales conventions of $180,000, increased marketing fees of $167,000 paid to our purchasing groups, increased sales demos and sales samples of $153,000, increase in patent expense of $113,000, an increase in computer hardware of $108,000 and an increase in outside services of $101,000. This expense increase was partially offset by reduction in patient enrollment associated with marketing clinical trials of $283,000. The primary factors for the expense increase for the nine months ended April 30, 2004 were the $1,080,000 in additional expenses associated with the growth in the sales force, increased sales incentives of $167,000, increased overall compensation and fringe benefits of $533,000, increased patient enrollment and outside service expenses of $300,000 associated with marketing clinical studies, increased marketing fees of $319,000 paid to our purchasing groups, increased outside services of $277,000, increase in convention expenses of $212,000, increase in sales materials of $119,000, increase in sales demos of $102,000, increase in patent expenses of $144,000, increase in computer hardware of $123,000 and an increase in product liability insurance premiums of $111,000. This increase was partially offset by a reduction of computer and software depreciation of $312,000 and a reduction in health insurance of $117,000.

Research and Development Expense

Research and development expense increased $180,000 to $2,409,000, in the three months ended April 30, 2004, when compared to the same period in the prior year. Research and development expense increased $1,594,000 to $6,515,000 in the nine months ended April 30, 2004. The increases were largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, and projects relating to the [improvement of the] rapid exchange catheter, the distal occlusion guidewires and the power pulse spray projects.

Interest Income

Interest income increased $106,000 in the three months ended April 30, 2004 to $198,000, when compared to the same period in the prior year. Interest income increased $299,000 in the nine months ended April 30, 2004, when compared to the same period in the prior year. The increases were due to the investing of excess cash in an enhanced cash management portfolio of marketable securities. The Company expects interest income to increase in fiscal 2004 as compared to fiscal 2003 as cash is generated from operations.

Provision For Income Taxes

The Company recorded a provision for income taxes of $1,862,000 and $1,097,000 or approximately 37.5% of income before income taxes for the three months ended April 30, 2004 and 2003, respectively. The Company recorded a provision for income taxes of $4,888,000 and $3,294,000 or 37.5% of income before income taxes for the nine months ended April 30, 2004 and 2003, respectively.

The Company became profitable in the third quarter of fiscal 2001 and has maintained profitability since. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarters of fiscal 2003 and 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous two full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $9,778,000 and $13,713,000 during the fourth quarters of fiscal 2003 and 2002, respectively. These amounts are offset by changes in temporary differences. In fiscal 2003 and 2002, the Company increased the deferred tax asset by an additional $2,777,000 and $743,000, respectively. These increases were related to tax benefit from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance is necessary as it is more likely than not that $740,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities totaled approximately $41,966,000 at April 30, 2004 versus $31,944,000 at July 31, 2003.

The $10,022,000 net increase in cash, cash equivalents and marketable securities in the most recent nine-month period was primarily due to the net cash provided by operating activities of $11,577,000. Net cash provided by operating activities was primarily due to the net income of $8,141,000, depreciation of $1,305,000, stock compensation expense of $133,000, a decrease in deferred tax asset of $4,631,000 and an increase in accounts payables of $1,047,000. This net cash provided by operating activities was partially offset by an increase in accounts receivable of $1,941,000, an increase in inventory of $1,452,000 and a decrease in accrued and other liabilities of $187,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. The increase in accounts payable was due to the timing of payments. Accounts receivable and inventory increased to meet the increase in demand of the AngioJet System. The decreases in accrued liabilities were due to the timing of payments. This decrease included the payment of fiscal 2003 corporate incentives in September 2003. Cash used in investing activities was $9,531,000 including the net purchase of marketable securities of $7,499,000 and the purchase of $2,088,000 of property and equipment. Net cash provided by financing activities was $519,000, which resulted from the cash received in connection with the exercise of stock options and warrants of $5,539,000, offset by the repurchase of 243,400 shares of the Company's stock in open market transactions for $5,020,000.

The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business.

Off-Balance Sheet Obligations

The Company does not have any material off-balance-sheet arrangements.


Outlook

The Company expects overall revenue from the AngioJet System, primarily in the United States, will be in the range of $71 million to $73 million in fiscal 2004. Gross margin as a percent of sales for fiscal 2004 is expected to be in the mid seventies. The Company expects selling, general and administrative expenses to continue increasing throughout the remainder of fiscal 2004 as a result of the Company's expansion of its sales force to enhance market penetration and to meet anticipated growth in revenue. Research and development expenditures are expected to increase from the fiscal 2003 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects net income per diluted share for the full year in the range of $0.58 to $0.62.

For fiscal 2005, the Company's preliminary guidance is to expect total revenue in the range of $92-$98 million, with AngioJet revenue in the range of $90-$96 million. The upper end of the range will require that findings of the Company's AiMI coronary clinical marketing trial, which we expect to announce in July or August 2004, support increased utilization of the AngioJet System. The Company projects full-year gross margins in the mid seventies, as a percent-of-sales. Preliminary estimates for diluted EPS in fiscal 2005 are in the range of $0.83 to $0.96 per share, with the upper end of the range contingent on the impact ofclinical results from AiMI. The Company expects to refine its guidance for fiscal 2005 once it has fully analyzed and disclosed the AiMI results.

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

Forward-Looking Statements

Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements relate to anticipated results from the AiMI clinical marketing trial, physician customer response to trial data, the Company's ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; the ability to obtain additional regulatory approvals on a timely basis; the ability to obtain regulatory clearance in new foreign markets; customer responses to the Company's marketing strategies; the Company's ability to retain and motivate skilled employees, especially for sales positions; the Company's ability to expand the sales force; deferred tax asset valuation allowance; the Company's outlook including future revenue, earnings, earnings per share and expense levels; future equity financing needs; and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment due to rising expenditures on drug-eluting stents and trends toward managed care; changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products such as filterwires and compounds that may make our products obsolete; sudden restrictions in supply of key materials; and deterioration of general market and economic conditions.

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

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). As of April 30, 2004, all of the Company's foreign bank accounts were closed.


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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended April 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or are is likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2 (e)        STOCK REPURCHASE TABLE

                                            RIDER TO Item 2(e) of Part II

-------------------- -------------------------- -------------------------- -------------------------- ------------------------
     Period                                                                                            (d) Maximum Number (or
                                                                                                         Approximate Dollar
                                                                             (c) Total Number of        Value) of Shares that
                                                                           Shares Purchased as Part     May Yet Be Purchased
                       (a) Total Number of       (b) Average Price Paid      of Publicly Announced       Under the Plans or
                       Shares Purchased (1)             per Share              Plans or Programs            Programs (2)
-------------------- -------------------------- -------------------------- -------------------------- ------------------------
February 1, 2004 to             -                          -                          -                           -
 February 29, 2004
-------------------- -------------------------- -------------------------- -------------------------- ------------------------
March 1, 2004 to
 March 31, 2004               66,800                     $27.36                     66,800                        -
-------------------- -------------------------- -------------------------- -------------------------- ------------------------
April 1, 2004 to
 April 30, 2004               15,000                     $26,56                     15,000                   $2,929,000
-------------------- -------------------------- -------------------------- -------------------------- ------------------------
    Total                     81,800                     $27.21                     81,800                   $2,929,000
-------------------- -------------------------- -------------------------- -------------------------- ------------------------

     (1) The Company repurchased an aggregate of 246,900 shares of its common stock pursuant to the repurchase program that it publicly announced on August 7, 2003, and 203,500 shares of its common stock pursuant to the repurchase program that it publicly announced on March 24, 2004. The shares were purchased in open market transactions.

     (2) The board of directors approved the repurchase by the Company of shares of the Company's common stock having a value of up to $4 million in the aggregate pursuant to the Program. The expiration date of this Program is July 31, 2005. On March 24, 2004, the Company announced the completion of its expended share repurchase program, which was announced on August 7, 2004 and allowed the repurchase of shares of the Company's common stock having a value of up to $4 million in the aggregate.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

     Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

   Exhibit                             Description
--------------------------------------------------------------------------------

    3.1 Articles of incorporation as amended and restated to date (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.)

    3.2 Bylaws as amended and restated to date (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.)

    4.1 Rights Agreement, dated December 12, 1996, between the Company and Norwest bank Minnesota, N.A., as rights agent (incorporated by reference to Exhibit 1 of the Company's 8-A filed December 13, 1996.

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K

The Company filed a Report on Form 8-K on February 18, 2004 under Items 7 and 12 reporting operating results for its second quarter ended January 31, 2004 earnings.

The Company filed a Report on Form 8-K on March 9, 2004 under Item 12 reporting how kidney dialysis patients get hope with high-speed catheter system to remove clots.

The Company filed a Report on Form 8-K on March 24, 2004 under Item 5 announcing the authorization to repurchase an additional $4 million of the Company's common stock.

The Company filed a Report on Form 8-K on April 21, 2004 under Item 5 reporting it had signed a three-year distribution agreement with Angiometrx, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            POSSIS MEDICAL, INC.



DATE:  June 14, 2004                BY:     /s/ROBERT G. DUTCHER
                                            ------------------------------------
                                            ROBERT G. DUTCHER
                                            Chairman, President and
                                            Chief Executive Officer





DATE:  June 14, 2004                BY:     /s/EAPEN CHACKO
                                            ------------------------------------
                                            EAPEN CHACKO
                                            Vice President of Finance and
                                            Chief Financial Officer