Form 10-K
period 2004-07-31
POSSIS MEDICAL INC
filed 2004-10-14
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES __X__   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act. Yes__X__    No___

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2004: $405,879,000.

The number of shares outstanding of the registrant's common stock as of September 20, 2004: 18,107,785.

Certain responses in Part III are incorporated herein by reference from information contained in the Company's definitive Proxy Statement for its 2004 annual meeting to be filed on or before November 4, 2004 ("The Proxy Statement").

                                     PART I
ITEM 1.  BUSINESS:

GENERAL

Possis Medical, Inc. (the "Company") is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 48 years. In 1990, the Company decided to focus on medical products and changed its name to Possis Medical, Inc. in 1993.

PRODUCTS

ANGIOJET(R) RHEOLYTIC(TM) THROMBECTOMY SYSTEM. The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots may be caused by multiple factors, including cardiovascular disease, trauma and impediment of normal flow during invasive procedures or pressure impeding venous return for example prolonged bed rest. If a blood clot becomes large enough, it can block a blood vessel, preventing oxygenated blood from reaching the organ or tissue it supplies, a condition called ischemia. In addition, if a blood clot breaks off, it can travel through the bloodstream (embolize) and block blood flow to other organs and tissue. Conditions caused by blood clots include acute myocardial infarction (heart attack), stroke, limb threatening peripheral ischemia, hemodialysis access graft failure, deep vein thrombosis and pulmonary embolism.

Based on results from its VeGAS IDE coronary clinical trial, Food and Drug Administration ("FDA") clearances, approximately 220 scientific journal articles, and approximately 180,000 clinical procedures to date, the Company believes that its AngioJet System represents a rapid, safe, medically effective and potentially cost-effective approach to the removal of blood clots from arteries, veins and grafts. The AngioJet System is a non-surgical, minimally invasive catheter system designed to rapidly remove blood clots with minimal vascular trauma. The AngioJet System consists of three major components: a reusable drive unit to power a pump and monitor device performance, a disposable single-use pump set that delivers pressurized saline to the catheter, and a family of disposable, single-use catheters. The AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention or the risk of uncontrolled bleeding.

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

Currently, the Company markets the XMI(R) (Over the Wire version - OTW), XMI-RX (Rapid Exchange version), XVG(R), Xpeedior(R) and AVX(TM) lines of catheters. Each of these catheters feature the Company's patented Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient outcomes.

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

The Company's marketing analysis and cumulative clinical experience indicate that the AngioJet System may be effective for the treatment of various blood clot-induced conditions beyond its current approved indications. The Company's goal is to extend the reach of its technology, over time, to these additional indications through additional regulatory clearances, predominately in the United States (U.S.). The following table shows the vascular territories and indications for which the AngioJet System is marketed, or has been reported to be used. In addition, the table indicates the estimated annual incidence in the U.S. and the Company's estimated AngioJet System annual market potential.

                                                                                           Angiojet
                                                                   Estimated               System
                                                                    Annual                 Annual
                                                                      U.s.                 Market
                                                                   Incidence              Potential
Vascular Territory                   Indication                    (Patients)            (Procedures)
-----------------------------------------------------------------------------------------------------
Coronary (1)            Coronary Thrombosis (Native                2,513,000                251,000
                        Arteries and Bypass Grafts)
Legs (2)                Peripheral Vascular Disease/               2,000,000                200,000
                        Thrombosis
A-V Access (3)          Hemodialysis Graft Thrombosis                524,000                524,000
Cerebral (4)            Ischemic Stroke                              595,000                238,000
Coronary (4)            Embolic Protection in Saphenous              153,000                153,000
                        Vein Graph (SVG) Intervention
Lungs (4)               Pulmonary Embolism                           600,000                300,000
Venous (4)              Venous Thrombosis                            600,000                 60,000
                                                               -------------            -----------
                                                       Total       6,985,000              1,726,000
                                                               =============            ===========

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

During 1996 through 1998, the Company sponsored a randomized clinical trial, VeGAS 2, which compared the AngioJet System with the approved thrombolytic drug, Urokinase(R), in the treatment of intracoronary thrombus. The AngioJet System proved to be medically safe and effective and cost-effective compared to Urokinase. The results were compelling enough that the FDA granted regulatory clearance without convening a Panel. Treatment in the trial with AngioJet cost an average of $5,000 less per patient than did treatment with Urokinase. These results have been presented by physician investigators at major medical meetings and have been published in the October 2001 issue of the AMERICAN HEART JOURNAL, a peer reviewed publication.

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

In July 2003, the Company completed patient enrollment planned for the TIME 1 clinical study of the AngioJet NV150 catheter system and Possis Microcatheter to treat acute ischemic stroke. As has been reported, AngioJet treatment in the study was safe, but clinically significant clot removal was seen in only about 30% of the patients. This outcome was not sufficient to support a Phase 2 study. The Company intends to continue its research efforts for treating ischemic stroke along several paths, including using drugs and its device together, to develop a therapy with the right balance of safety and effectiveness.

From 2001 through 2004, Possis sponsored an on-label marketing study of AngioJet System in treating acute myocardial infarction (heart attack) patients, the AiMI study. The purpose of the study was to determine whether heart attack patients benefited by having smaller final infarcts by adding AngioJet to their interventional treatment. 480 patients were enrolled at 32 centers. Patients were randomly assiged to AngioJet treatment followed by balloon and stenting, or to balloon and stenting alone. Final infact size was measured 2-4 weeks after treatment via nuclear scan. The initial results were announced in August 2004, and a complete presentation of results was made at the TCT conference in September 2004. The clinical presentation made at TCT is available on WWW.POSSIS.COM. The AiMI study failed to show that adding AngioJet to the treatment of heart attack patients undergoing balloon and stenting decreased final infarct size.

In April 2004 the Company signed a three year agreement with Angiometrx, Inc. to act as the exclusive distributor of the Angiometrx Metricath(TM) products in the United States. The Metricath System is an innovative, catheter-based technology that allows cardiologists to quickly and easily measure arterial size during procedures for treatment of coronary artery disease. Such measurements can be helpful in selecting appropriately sized stents to achieve optimum patient outcomes from coronary angioplasty and related stent implantation procedures. The Metricath System was developed in response to the limitations of existing measurement technologies, which require large capital investment and which do not offer the ease of use of the Metricath System. The Metricath(TM) System recently received FDA 510(k) clearance for sale in the United States in July 2003.

RESEARCH AND DEVELOPMENT

The Company's product development efforts are focused on product enhancements for existing approved indications, new products for existing indications, new products for new clinical indications and general upgrades to the AngioJet System, including the new drive unit, an associated project to combine the pump and catheter and projects relating to the improvement of the rapid exchange catheter, distal occlusion guidewires and some concepts for proprietary filters. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing processes, conduct of clinical trials, and seeking and obtaining governmental approvals. In fiscal 2004, the Company's research and development expenses are expected to increase from fiscal 2003 levels in order to expand the current realizable market for the AngioJet System, as well as to expand into new areas, such as distal embolic protection.


As of August 31, 2004, the Company employed approximately 27 full-time employees in research and development, including 23 in new product concept screening, prototype building, product and process development and validation, and four in regulatory and clinical affairs. The Company performs substantially all of its research and development activities at its headquarters in Minnesota. The Company spent $9,033,000, $7,503,000 and $4,427,000 in fiscal 2004, 2003 and
2002, respectively, on medical product research and development exclusively related to the AngioJet System.

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

The Company's manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice ("GMP") compliance inspections by the FDA and a Notified Body, a private sector audit and test house designated by European Union competent authorities (Ministries of Health) to determine whether a product may display the CE mark, which is necessary for marketing in the European Union. We have undergone inspections by the FDA for GMP compliance and/or our Notified Body each year since 1996.

MARKETING AND SALES

The Company markets its AngioJet System primarily to interventional cardiologists, interventional radiologists and vascular surgeons and secondarily to physician specialty groups, such as nephrologists and osteopaths. Revenue from AngioJet System sales in the United States was approximately 98%, 98% and 99% of fiscal 2004, 2003 and 2002 revenue, respectively.

The Company is currently marketing the AngioJet System for coronary applications, peripheral vessel and graft applications and hemodialysis graft thrombosis. The Company anticipates marketing the AngioJet System to interventional neuroradiologists, neurologists and interventional cardiologists for stroke treatment if and when FDA marketing approvals are obtained.

The AngioJet System is currently marketed by a direct sales force in the United States, consisting entirely of Company employees. A single sales force calls on all the distinct specialties listed above; for example, the Company does not have specialized coronary or peripheral sales personnel.

The Company is currently marketing its AngioJet System outside the United States using an independent distributor network except for Germany. The Company hired an outside consultant to assist it in selling the AngioJet System in Germany in August 2004. Generally, the distributorship agreements provide that the distributors, at their own expense, will investigate, negotiate and obtain regulatory approvals for the Company's products in the specified territory. All sales made to the Company's independent distributors are denominated in United States dollars.

Promotional activities by the Company are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. The Company believes that publications in medical journals and presentations at medical meetings are important to encourage broad acceptance of its products. Other marketing activities include medical journal advertising, participating in medical meetings, and supporting physician courses and studies designed to gather clinical and cost effectiveness data of the Company's products compared to conventional treatment.

PATENTS, PATENT APPLICATIONS, LICENSES AND PROPRIETARY RIGHTS

The Company's success depends and will continue to depend in part on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The patents held and applied for by the Company describe method and apparatus claims related to thrombectomy and atherectomy devices, distal occlusion devices, and method and apparatus claims related to the design and use of synthetic vascular grafts. The Company no longer considers the graft patents as material to its business going forward. The Company holds 19 United States patents and ten foreign patents relating to the AngioJet System. Of the 19 U.S. patents, ten were filed between 1990 and 1995 and are valid for 17 years following issuance. The remaining four were filed in or after 1998 and are valid for 20 years following their filing dates. In addition, the Company has 21 United States and 23 foreign patent applications pending relating to the AngioJet System. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.

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

Currently, the three primary methods of removing intravascular blood clots are surgery, dissolution with drugs (thrombolysis) and various catheter-based mechanical methods. Thrombolytic drug treatment involves the administration of a drug designed to soften or dissolve the blood clot in an intensive care setting. Thrombolytic drugs may require prolonged infusion to be effective and may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Also, other classes of drugs, specifically platelet glycoprotein llb/llla inhibitors, are being used to prevent blood clots from forming during coronary interventional procedures. However, these drugs have no proven benefit against clots already formed. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then pulling the balloon along the artery, essentially dragging the blood clot out of the patient's body. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

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

The AngioJet System is a device designed for the rapid, safe and effective removal of intravascular thrombus from native coronary vessels and saphenous vein grafts, kidney dialysis access grafts, and leg arteries. The AngioJet System has a unique profile of safety, clinical effectiveness, and cost-effectiveness. In general, it competes against pharmacological dissolution of the thrombus using thrombolytics or platelet glycoprotein IIb/IIIa inhibitors, mechanical removal using other devices, and against surgical revision of grafts. Drugs take time, do not work in a significant number of cases, may have deleterious side effects and can be expensive. Drugs are, however, easy to administer, particularly in an emergency room setting or in a community hospital that lacks interventional facilities. In general, drugs have the biggest market share among the set of procedures that constitute our potential markets.

For native coronary arteries, coronary bypass grafts, and peripheral arteries, there are several catheter-based mechanical devices marketed in the U.S., including low-pressure manual aspiration/suction catheters, laser catheters, and passive debris capture devices such as embolic protection guidewires. The manual aspiration/suction catheters seek to show a price advantage relative to the AngioJet System because they do not require a drive unit in order to evacuate clot. The Company's research and clinical experience shows that these devices may not be effective in removing clot, particularly in acute settings with large thrombus burdens. Debris capture devices, such as embolic protection guidewires, often have associated manual aspiration devices sold with the guidewires; to the extent that these devices can show a reduction in MACE (major adverse cardiac events) rates with their use, this can result in lost sales for the AngioJet System, which is currently an active thrombectomy system.

The coronary and peripheral markets are very sensitive to clinical data and device safety and effectiveness, and they are less price sensitive.

In the A-V access area, there are numerous mechanical devices, under many different trade names; no individual device has a dominant share of the market. This latter market is extremely price sensitive, so devices do not necessarily gain share because of improved performance and effectiveness alone.

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

EMPLOYEES

As of August 31, 2004, the Company had 266 full-time employees, three part-time employees and 12 contract employees. Of these full-time employees, 27 are in research and development, 99 are in manufacturing and production, 14 are in quality assurance, eight are in facilities/maintenance, 98 are in sales and marketing and 20 are in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

AVAILABLE INFORMATION

We maintain a website at WWW.POSSIS.COM. We make available on our website under "Investors"--"SEC Filings" and "Financial Results," free of charge, our Annual Report to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments thereto; and the SEC filings of its directors and executive officers (Forms 3, 4, and 5) under
Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These links are automatically updated, so the filings and any amendment thereto also are available immediately after they are made publicly available by the SEC. These filings also are available by the SEC through the SEC's EDGAR system at WWW.SEC.GOV.

ITEM 2.  PROPERTIES:

The Company leases approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of controlled environment manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

The Company leases approximately 21,000 square feet of additional office and warehouse space at 9130 Springbrook Boulevard, Minneapolis, Minnesota 55433-8003. See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

The Company leases approximately 800 square feet of office space at 1513 Johnson Ferry Road, Marietta, Georgia. See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

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


ITEM 3.  LEGAL PROCEEDINGS:

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

EXECUTIVE OFFICERS OF THE REGISTRANT:


      NAME                AGE                       POSITION
------------------------------------------------------------------------------------------
Robert G. Dutcher          59       Chairman, President and Chief Executive Officer

Eapen Chacko               56       Vice President, Finance and Chief Financial Officer
Irving R. Colacci          51       Vice President, Legal Affairs and Human Resources
                                    General Counsel and Secretary

James D. Gustafson         48       Vice President, Research, Development and Engineering

Shawn F. McCarrey          46       Vice President, Worldwide Sales

Robert J. Scott            59       Vice President, Manufacturing and Information Technology

ROBERT G. DUTCHER joined the Company's medical subsidiary in 1985 as its General Manager and became its President. He served as Executive Vice President of the parent Company from June 1992 until October 1993. He has served as President and Chief Executive Officer since October 1993. Mr. Dutcher was elected to Chairman of the Board in December 2001.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

The Company had 1,257 common shareholders of record at September 17, 2004. The common stock is traded on the Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2004 and 2003 are presented below:

                               2004                       2003
                      ----------------------   -----------------------
                       HIGH           LOW         HIGH          LOW
                       ----           ---         ----          ---
        QUARTER:
          First      $19.37          $15.56      $12.62        $  9.01
          Second      24.94           15.01       19.63          11.49
          Third       29.79           23.50       20.19          14.93
          Fourth      34.15           24.18       19.79          13.57

The Company has not paid cash dividends on its common stock since 1983. The Company currently does not anticipate paying cash dividends in the foreseeable future.

SHARE REPURCHASE PROGRAM

On November 12, 2002, the Company's Board of Directors announced a share repurchase program authorizing the Company to purchase, from time to time, up to $4,000,000 of its common shares in the open market. The Board of Directors announced on August 7, 2003 the completion of the initial share repurchase program and that it had authorized the repurchase of an additional $4,000,000 of its common shares pursuant to this program. On March 24, 2004, the Board of Directors announced the completion of the August 7, 2003 extended share repurchase program and also that it had authorized the Company to repurchase an additional $4,000,000 of its common shares from time to time, in open market transactions. The March 2004 repurchase authorization expires in July 2005. On September 27, 2004 the Board of Directors announced that it authorized the repurchase of an additional $10,000,000 of its common shares from time to time in open market transactions. The September 2004 authorization will expire in July 2005. The Company made no share repurchases during the quarter ended July 31, 2004. The Company feels that its share repurchase program is an effective tool to reduce the dilution associated with the exercise of employee incentive stock options.

ITEM 6. SELECTED FINANCIAL DATA:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,

In Thousands Except per Share Data                          2004           2003            2002        2001             2000
                                                        -------------------------------------------------------------------------
INCOME STATEMENT DATA:
     Products sales                                         $ 72,420       $ 57,428      $ 42,471      $ 30,001       $ 20,552
Net income (loss):
Before income taxes                                           18,763         12,013         6,256        (3,304)       (10,590)
Income tax (provision) benefit                                (7,034)         4,555        11,526          --             --
After income taxes                                            11,729         16,568        17,782        (3,304)       (10,590)
Net income (loss) per common share - basic:
Before income taxes                                             1.05           0.69          0.37         (0.20)         (0.67)
Income tax (provision) benefit                                 (0.39)          0.26          0.67          --             --
After income taxes                                              0.65           0.95          1.04         (0.20)         (0.67)
Net income (loss) per common share - diluted:
    Before income taxes                                         0.96           0.64          0.34         (0.20)         (0.67)
    Income tax (provision) benefit                             (0.36)          0.24          0.62          --             --
    After income taxes                                          0.60           0.88          0.96         (0.20)         (0.67)
Weighted average shares outstanding:
     Basic                                                    17,936         17,502        17,079        16,739         15,697
     Diluted                                                  19,566         18,889        18,602        16,739         15,697
BALANCE SHEET DATA:
Working capital                                             $ 57,399       $ 38,881      $ 25,038      $ 14,405       $ 16,788
Total assets                                                  86,021         67,765        44,689        22,009         25,004
Long-term debt, excluding current maturities                    --             --            --            --                7
Shareholders' equity                                          77,617         61,034        39,754        18,071         20,495

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. Our forward-looking statements relate to the Company's ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; its ability to obtain additional regulatory approvals in a timely basis; the ability to obtain regulatory clearance in new foreign markets; customer responses to the Company's marketing strategies; the Company's ability to retain and motivate skilled employees especially sales positions; ability to expand the sales force; the valuation of the Company's deferred tax asset allowance; its outlook including future revenue, earnings, earnings per share and expense levels; future equity financing needs; and the Company's ability to develop new products and enhance existing ones. These forward-looking statements are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment due to rising expenditures on drug-eluting stents and trends toward managed care; changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products such as filterwires and compounds that may make our products obsolete; sudden restrictions in supply of key materials; and deterioration of general market and economic conditions.

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

GENERAL

The Company was incorporated in 1956 and went public in 1960 as Possis Machine Corporation. The Company's involvement with medical products began in 1976. In 1990, the Company made the decision to focus exclusively on medical products and subsequently divested all non-medical operations.

The Company operates in one business segment -- the manufacture and sale of medical devices. The Company evaluates revenue performance based on the total revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

The Company generates revenue from the sale of its products. The resulting cash flow, together with the net proceeds from the Company's debt and equity offerings, has been used to fund the Company's operations, including research and development related to its products. Approximately 98% of fiscal 2004 revenues were from product sales in the United States. The high concentration of United States revenue generation is expected to continue for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements include accounts of the Company and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company's most critical accounting policies are those described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Allowance for Returns

Accounts receivable are reduced by an allowance for items that may be returned in the future. The allowance requires us to make estimates at the time the account receivable is recorded concerning the likelihood for returns in the future. The estimate is based upon historical product return experience, customer complaint rates, information received from our customers and assumptions that are believed to be reasonable under the circumstances. Management, on a quarterly basis, reviews the actual returns for the previous quarter and evaluates the adequacy of the allowance for future returns. Management believes the amount of the allowance for returns is appropriate; however, actual returns incurred could differ from the original estimate, requiring adjustments to the allowance.

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

Warranty Reserve

The Company provides a one-year limited warranty on its AngioJet System drive unit and a limited warranty on AngioJet System disposable products. The Company establishes a warranty reserve at the time products are sold that is based upon historical frequency of claims relating to the Company's products and the cost to replace disposable products and to repair drive units under warranty. Management, on a quarterly basis, evaluates the adequacy of the warranty reserve. Management believes the amount of the warranty reserve is appropriate, given our historical experience; however, actual claims incurred could differ from the original estimate, requiring adjustments to the reserve.

Deferred Tax Asset Valuation Allowance

The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for fourteen quarters, including the fourth quarter of fiscal 2004. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarters of fiscal 2004, 2003 and 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous three full years' operating results projected forward through the carry-forward period, the Company reduced its valuation allowance on the deferred tax asset by $9,778,000 and $13,713,000 during the fourth quarter of fiscal 2003 and 2002, respectively. Management believes the remaining valuation allowance is necessary as $690,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

In our Selected Financial Data, Management's Discussion and Analysis, and Notes to Consolidated Financial Statements, the Company makes reference to a non-GAAP (general accepted accounting principles) financial measure - income per common share before income taxes. The Company believes that this non-GAAP financial measure is useful to investors because it provides investors with another measure to consider, in conjunction with the GAAP results that may be helpful to meaningfully compare the Company's operating performance. It is especially useful for fiscal 2003 and 2002, when the Company had an unusual tax benefit due to the reduction of the tax valuation allowance. In each case that the Company makes reference to a non-GAAP financial measure, the Company also provides a reconciliation to the comparable GAAP financial measures.

RESULTS OF OPERATIONS

Fiscal Years Ended July 31, 2004, 2003 and 2002

Total product sales for fiscal 2004 increased $14,992,000, or 26%, to $72,420,000, compared to $57,428,000 in fiscal 2003. Total product sales for fiscal 2003 increased $14,957,000, or 35%, to $57,428,000, compared to
$42,471,000 in fiscal 2002. The Company recorded net income of $11,729,000, or $0.60 per diluted share, in fiscal 2004. The Company recorded pre-tax net income of $12,013,000, or $0.64 per diluted share, in fiscal 2003 and $6,256,000, or
$0.34 per diluted share, in fiscal 2002. In fiscal 2003, the Company recorded a benefit for income taxes in the amount of $9,060,000 due to the reduction of the deferred tax asset valuation allowance and changes in temporary differences. This income tax benefit offset the Company's income tax provision of $4,505,000 and resulted in a net income tax benefit of $4,555,000 and resulted in net income after income taxes in fiscal 2003 of $16,568,000, or $0.88 per diluted share. In fiscal 2002, the Company recorded a benefit for income taxes in the amount of $11,526,000 due to the reduction of the deferred tax asset valuation allowance. This resulted in net income after income taxes in fiscal 2002 of $17,782,000, or $0.96 per diluted share.

Revenue - AngioJet System

U.S. AngioJet System revenue for fiscal 2004 increased $14,655,000, or 26%, to $70,867,000 compared to $56,212,000 in fiscal 2003. U.S. AngioJet System revenue for fiscal 2003 increased $14,179,000 or 34%, to $56,212,000 compared to $42,033,000 in fiscal 2002. The Company markets the AngioJet System worldwide. The AngioJet System consists of a drive unit (capital equipment) that powers a disposable pump and a family of disposable catheters, each aimed at a specific indication. The main factors in the AngioJet System revenue increase were increased sales resulting from the Company commencing U.S. marketing of the AngioJet System with additional labeling claims and the expansion of its direct sales force. During fiscal 2004, 2003 and 2002, the Company began U.S. marketing of three new catheters for the removal of blood clots in leg (peripheral) arteries: the XMI(R) Rapid Exchange catheter (XMI RX) in February 2004, the Xpeedior(R) Plus 120 in August 2002, and the XVG in April 2002. In addition, the Company received clearance to market the Company's XMI RX catheter for coronary use in May 2004.

As of July 31, 2004, the Company had a total of 1,317 domestic AngioJet System drive units in the field, compared to 1,062 and 863 at the end of the previous two fiscal years. During fiscal 2004, the Company sold approximately 52,100 catheters and pump sets versus approximately 42,500 in fiscal 2003 and 33,300 in fiscal 2002. This represents a 23% and 28% increase in unit catheter sales in 2004 and 2003 from the previous years. During the fiscal years ended July 31, 2004, 2003 and 2002, the Company sold 258, 212 and 161 AngioJet System drive units worldwide, respectively. The number of AngioJet System drive unit sales in fiscal 2004, 2003 and 2002 resulted from a drive unit promotion with one of our group purchasing organizations in fiscal 2004, continuing customer acceptance of our expanded and improved coronary and peripheral catheter product lined and the expansion of our sales force.

The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle and is generally around six months from the beginning of the marketing cycle. The Company has signed contracts with seven purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups evaluate and screen new medical technologies on behalf of their members, and once they recommend a technology, such as the AngioJet System, they negotiate pre-determined discounts on behalf of their members. The benefit for the Company is access to the recommended vendor list, along with marketing support provided by the purchasing group. The purchasing groups receive a marketing fee on their member purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

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

Foreign sales of the AngioJet System were $1,553,000 in fiscal 2004, $1,215,000 in fiscal 2003 and $438,000 in fiscal 2002. The increase in sales in fiscal 2004 and 2003 is primarily due to the introduction of the XMI RX, XMI and XVG catheters and the increase in drive unit sales in the European market. Limited foreign sales are primarily due to cost constraints in overseas markets. In European markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the Company is pursuing a regulatory strategy that utilizes the Company's U.S. coronary clinical trial results and extensive body of published clinical studies, which is expected to result in regulatory approval for the AngioJet System with the XMI catheter in treating coronary thrombus. Currently, the Japanese Ministry of Health and Welfare (MHW) is reviewing the Company's regulatory approval submission. Once the Company receives regulatory approval, the Company will apply for an appropriate national medical insurance reimbursement. The timing of the regulatory approval and reimbursement decision is dependent upon the Japanese MHW response to the Company's submissions.


Cost of Medical Products

Cost of medical products, compared to prior years, increased 19% in fiscal 2004 and 14% in fiscal 2003. The increases are primarily due to the significant growth in the U.S. AngioJet System product sales. Medical product gross margins improved by $12,182,000 to $55,100,000 in fiscal 2004 and by $13,137,000 to
$42,918,000 in fiscal 2003 over the prior years. The gross margin percentage in fiscal 2004 was 76% compared to 75% in fiscal 2003 and 70% in fiscal 2002. The improvement in gross margins was driven by higher volumes of XMI RX, XMI, XVG and Xpeedior Plus 120 catheters that carry higher margins than the catheters they replaced. In fiscal 2003 an improvement in the XMI, XVG and Xpeedior Plus 120 product catheter mix also improved the gross margins. This was partially offset by the impact of higher international sales versus the prior year. The Company believes that the gross margin percentage will be in the mid-seventies for fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4,175,000 to $27,984,000 in fiscal 2004 and by $4,455,000 to $23,808,000 in fiscal 2003, as compared to prior periods. The primary factors for the expense increase for fiscal 2004 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased overall compensation, contract labor and fringe benefits, increased marketing fees for the national purchasing contracts, increased sales demos and sales materials, increased professional fees and outside services and an increase in patent expense. This expense was partially offset by a reduction in patient enrollment associated with marketing clinical trials and software and computer depreciation. The primary factors for the expense increase for fiscal 2003 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased commission expense due to increased AngioJet System product sales, increased marketing fees for the national purchasing contracts, increased patient enrollment in the Company's marketing studies, increased sales demos and sales materials, increased outside services and higher medical insurance expense. The Company recently added one European salesperson and expects that the current U.S. sales force will be sufficient to continue to grow sales and service the current customer base for the Company's AngioJet System through fiscal 2005.

Research and Development Expenses

Research and development expense increased 20% to $9,033,000 in fiscal 2004 as compared to $7,503,000 in fiscal 2003. The increase was largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, and projects relating to the improvement of the rapid exchange catheter, the distal occlusion guidewires and the power pulse spray projects. Research and development expense increased 70% in fiscal 2003 to $ 7,503,000 as compared to $4,427,000 in fiscal 2002. The increase was largely due to the timing of expenses incurred for various R&D projects including the new drive unit, rapid exchange catheter and the distal protection balloon. The Company believes that research and development expense for AngioJet System applications and related products will increase in fiscal 2005 over fiscal 2004 levels as the Company completes the development of its current products and invests in the development of new AngioJet System thrombectomy applications and related products including clinical trials.


Interest Income

Interest income increased $375,000 to $732,000 in fiscal 2004 and increased $102,000 to $356,000 in fiscal 2003 from the previous fiscal year. The increase is due to the investing of excess cash and cash equivalents in an enhanced cash management portfolio of marketable securities. The Company expects interest income to increase in fiscal 2005 as compared to fiscal 2004 as cash is generated from operations.

(Provision) Benefit for Income Taxes

The Company recorded a provision for income taxes of $7,034,000 or approximately 37.5% of income before income taxes for fiscal 2004. In fiscal 2003 and 2002 the Company recorded a benefit for income taxes of $4,555,000 and $11,526,000, respectively. The benefit for income taxes was due to the reduction of the net deferred tax asset valuation allowance.

The Company became profitable starting in the third quarter of fiscal 2001. It has maintained profitability for fourteen quarters, including the fourth quarter of fiscal 2004. Prior to the fourth quarter of fiscal 2002, the Company reduced its net deferred tax asset to zero through a valuation allowance due to the uncertainty of realizing such asset. In the fourth quarters of fiscal 2003 and 2002, the Company reassessed the likelihood that the deferred tax asset will be recovered from future taxable income. Due to the previous three full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $9,778,000 and $13,713,000 during the fourth quarter of fiscal 2003 and 2002, respectively. These amounts are offset by changes in temporary differences.

In fiscal 2004, 2003 and 2002, the Company increased the deferred tax asset by an additional $2,578,000, $2,777,000 and $743,000, respectively related to tax benefit from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance is necessary as $690,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Effects of Inflation

Due to the low rate of inflation and small changes in prices, there has been very little effect on the Company's net revenues and net income from operations as of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities totaled approximately $48,171,000 at July 31, 2004 compared to $31,944,000 at July 31, 2003. The primary factors in the increase were cash provided by operations of $17,375,000 and the issuance of stock and exercise of stock options and warrants of $7,190,000, which was partially offset by the repurchase of Company's stock for $5,020,000 and capital expenditures of $3,259,000.

During fiscal 2004, cash provided by operating activities was $17,375,000, which resulted primarily from $11,729,000 net income, depreciation of $1,813,000, a decrease in deferred tax assets of $6,554,000, stock compensation expense of $142,000, an increase in accounts payable and accrued liabilities of $1,673,000, partially offset by an increase in receivables of $2,266,000, an increase in inventories of $1,800,000 and an increase in prepaid expenses and other assets of $475,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. The increase in trade accounts payable and accrued liabilities was due to the timing of the payments, including an increase in accrued compensation which was paid subsequent to year end. The $2,266,000 increase in receivables was due to increase in revenue in fiscal 2004 as compared to fiscal 2003. Inventory increased due to the increase in demand for the AngioJet System. Cash used in investing activities was $15,916,000. This includes the net purchase of marketable securities of $12,708,000 of marketable securities and the purchase of $3,259,000 of property and equipment. Net cash provided by financing activities was $2,170,000, which resulted from the cash received in connection with the exercise of stock options and warrants for $7,190,000, offset by the repurchase of 243,400 shares for $5,020,000 of the Company's stock in the open market transactions.

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

The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any debt or off-balance-sheet financial arrangements.


OUTLOOK  -

The Company expects that overall revenue from the AngioJet System, primarily in the United States, will be in the range of $75 million to $80 million in fiscal 2005. Gross margin percent for fiscal 2005 is expected to be in the mid-seventies as a percent of total sales. The Company expects selling, general and administrative expenses to increase in fiscal 2005 due to anticipated growth in revenue. Research and development expenditures are expected to increase from the fiscal 2004 level as the Company completes development of projects and invests in development of new AngioJet System thrombectomy applications and related products including clinical trials. The Company expects diluted earnings per share for the full year in the range of $0.57 to $0.62. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support growing product sales. The Company expects to repurchase its common stock from time-to-time, in open market transactions when it deems appropriate.

CONTRACTUAL OBLIGATIONS

Payments due by period for our contractual obligations at July 31, 2004 are as follows:

                                           Payments Due By Period
--------------------------------------------------------------------------------------------------
                                           Less than 1
                           Total              year        1-3 Years   4-5 Years       Thereafter
                        --------------------------------------------------------------------------
Operating Lease         $ 1,336,000        $   375,000     $ 726,000    $235,000      $     --
Obligations
Purchase Obligations      4,772,000          4,772,000            --         -
Other Long-Term           1,218,000            203,000       406,000     406,000        203,000
Liabilities

                        --------------------------------------------------------------------------
Total                   $ 7,326,000        $ 5,350,000    $1,132,000    $641,000      $ 203,000
                        ===========        ===========    ==========    ========      =========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company invests its excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). As of July 31, 2004, the Company's foreign bank accounts were closed.

Item 8. Financial Statements and Supplementary Data:


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Possis Medical, Inc.

We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the management of Possis Medical, Inc. and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
October 8, 2004

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    31-JUL-04                31-JUL-03
                                                                  ------------            ------------
               ASSETS

CURRENT ASSETS:
Cash and cash equivalents (NOTE 1)                                $  8,411,784            $  4,782,942
Marketable securities (NOTE 1)                                      39,759,403              27,161,223
Trade receivables (less allowance for doubtful  accounts and
 returns of $536,000 and $507,000, respectively)                    10,232,180               7,966,394
Inventories (NOTE 1)                                                 5,389,653               4,165,253
Prepaid expenses and other assets                                      958,616                 729,936
Deferred tax asset (NOTE 5)                                            890,000                 806,000
                                                                  ------------            ------------
      Total current assets                                          65,641,636              45,611,748

PROPERTY AND EQUIPMENT, net (NOTE 1)                                 5,073,775               3,055,335

DEFERRED TAX ASSET (NOTE 5)                                         15,103,949              19,098,000


OTHER ASSET (NOTE 3)                                                   201,341                    --
                                                                                          ------------

TOTAL ASSETS                                                      $ 86,020,701            $ 67,765,083
                                                                  ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                                           $  1,791,694            $  1,585,776
Accrued salaries, wages, and commissions                             4,228,804               2,777,189
Other liabilities                                                    2,222,465               2,367,645
                                                                  ------------            ------------
     Total current liabilities                                       8,242,963               6,730,610

OTHER LIABILITES (NOTE 3)                                              160,536                    --

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY (NOTE 6):
Common stock-authorized, 100,000,000 shares of $0.40 par
  value each; issued and outstanding, 18,254,942 and
  17,757,531 shares, respectively                                    7,301,977               7,103,013
     Additional paid-in capital                                     88,434,540              83,743,496
     Unearned compensation                                             (15,000)                (15,000)
     Accumulated other comprehensive loss                             (136,000)               (100,000)
     Retained deficit                                              (17,968,315)            (29,697,036)
                                                                  ------------            ------------
         Total shareholders' equity                                 77,617,202              61,034,473
                                                                  ------------            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 86,020,701            $ 67,765,083
                                                                  ============            ============


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                               YEARS ENDED JULY 31


                                                            2004            2003           2002
                                                        -------------------------------------------
Products sales (NOTE 11)                                $ 72,420,168    $ 57,427,709   $ 42,470,693
Cost of sales and other expenses:
    Cost of medical products                              17,320,094      14,510,064     12,689,835
    Selling, general and administrative                   27,983,585      23,808,304     19,352,991
    Research and development                               9,033,207       7,502,763      4,426,663
                                                        ------------    ------------   ------------
        Total cost of sales and other expenses            54,336,886      45,821,131     36,469,489
                                                        ------------    ------------   ------------
Operating income                                          18,083,282      11,606,578      6,001,204
Interest income                                              731,809         356,495        254,519
(Loss) gain on sale of securities                            (52,580)         49,687             --
                                                        ------------    ------------   ------------
Income before income taxes                                18,762,511      12,012,760      6,255,723
Income tax (provision) benefit (NOTE 5)                   (7,033,790)      4,555,000     11,526,000
                                                        ------------    ------------   ------------
Net income                                                11,728,721      16,567,760     17,781,723
Other comprehensive loss, net of tax -
    Unrealized loss on securities                            (36,000)       (100,000)           --
                                                        ------------    ------------   -----------
Comprehensive income                                    $ 11,692,721    $ 16,467,760   $ 17,781,723
                                                        ============    ============   ============
Net income per common share:
    Basic                                               $       0.65    $       0.95   $       1.04
    Diluted                                             $       0.60    $       0.88   $       0.96
Weighted average number of common shares outstanding:
    Basic                                                 17,935,974      17,501,573     17,078,759
    Diluted                                               19,565,530      18,889,245     18,602,156



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31


                                                                   2004           2003            2002
                                                               --------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                 $ 11,728,721    $ 16,567,760    $ 17,781,723
    Adjustments to reconcile net income to net
        cash provided by operating activities:
    Depreciation                                                  1,813,476       2,084,604       2,119,240
    Deferred income taxes                                         6,554,030      (4,798,000)    (11,526,000)
    Stock compensation expense                                      141,646         160,550         186,940
    Loss (gain) on sale of securities                                52,580         (49,687)           --
    Expense reimbursement from city government                         --              --           (83,866)
    Writedown due to impairment of assets                              --              --            70,000
    (Gain) loss on disposal of assets                               (47,236)          6,226          (3,850)
    Increase in trade receivables                                (2,265,786)     (2,093,036)     (1,605,244)
    Increase in inventories                                      (1,800,360)       (697,387)       (635,188)
    (Increase) decrease in prepaid expenses and other assets       (475,000)         32,679        (419,620)
    Increase (decrease) in trade accounts payable                   205,918         323,065         (58,774)
    Increase in accrued and other liabilities                     1,466,971       1,458,291       1,140,205
                                                               ------------    ------------    ------------
             Net cash provided by operating activities           17,374,960      12,995,065       6,965,566
                                                               ------------    ------------    ------------
INVESTING ACTIVITIES:
     Additions to property and equipment                         (3,258,644)     (1,427,781)       (902,627)
     Proceeds from sale of fixed assets                              49,924          41,211           7,344
     Proceeds from sale/maturity of marketable securities        31,631,026      54,299,309            --
      Purchase of marketable securities                         (44,338,786)    (81,570,845)           --
                                                               ------------    ------------    ------------
     Net cash used in investing activities                      (15,916,480)    (28,658,106)       (895,283)
                                                               ------------    ------------    ------------
FINANCING ACTIVITIES:
     Proceeds from issuance of stock and exercise
          of options and warrants                                 7,190,378       5,883,234       2,997,151
     Repurchase of common stock                                  (5,020,016)     (3,993,914)           --
      Repayment of long-term debt                                      --              --           (26,522)
                                                               ------------    ------------    ------------
            Net cash provided by financing activities             2,170,362       1,889,320       2,970,629
                                                               ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  3,628,842     (13,773,721)      9,040,912
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                                     4,782,942      18,556,663       9,515,751
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  8,411,784    $  4,782,942    $ 18,556,663
                                                               ============    ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Disqualified stock options                                     $  2,578,000    $  2,777,000    $    743,000
Cash paid for income taxes                                          353,876         287,977            --
Issuance of restricted stock                                         36,000          36,000          36,000
Inventory transferred to fixed assets                                12,960          47,951            --

Accrued payroll taxes related to restricted stock                      --              --           (12,600)



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                           Common Stock
                                     -------------------------  Additional    Stock    Unrealized
                                       Number of                  Paid-in     Compen-  loss on      Retained
                                        Shares       Amount       Capital     sation   securities    Deficit        Total
                                     -----------  ------------  -----------  --------- ----------- ------------ -------------
BALANCE AT JULY 31, 2001              16,822,023  $ 6,728,809  $ 75,411,387  $(22,700)      --    $(64,046,519) $ 18,070,977
Employee stock purchase plan              63,242       25,297       213,023      --         --            --         238,320
Stock options issued to directors
   and physicians (NOTE 6)                  --           --         147,140      --         --            --         147,140
Stock options and
   warrants exercised                    387,708      155,083     2,603,748      --         --            --       2,758,831
Disqualified stock options                  --           --         743,000      --         --            --         743,000
Stock grants                               2,124          850        22,550   (36,000)      --            --         (12,600)
 Unearned stock compensation
Amortization                                --           --            --      39,800       --            --          39,800
Stock retired                               (875)        (350)      (12,775)     --         --            --         (13,125)
Net income                                  --           --            --        --         --      17,781,723    17,781,723
                                     ---------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2002              17,274,222    6,909,689    79,128,073   (18,900)      --     (46,264,796)   39,754,066
Employee stock purchase plan              25,267       10,107       354,923      --         --            --         365,030
Stock options issued to directors
and physicians (NOTE 6)                     --           --         120,650      --         --            --         120,650
Stock options and
   warrants exercised                    703,993      281,597     5,236,607      --         --            --       5,518,204
Disqualified stock options                  --           --       2,777,000      --         --            --       2,777,000
Stock grants                               2,010          804        35,196   (36,000)      --            --            --
  Unearned stock compensation
Amortization                                --           --            --      39,900       --            --          39,900
Unrealized loss on investments              --           --            --        --     (100,000)         --        (100,000)
Stock retired                             (1,061)        (424)      (13,799)     --         --            --         (14,223)
Common stock repurchased                (246,900)     (98,760)   (3,895,154)     --         --            --      (3,993,914)
Net income                                  --           --            --        --         --      16,567,760    16,567,760
                                     ---------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2003              17,757,531    7,103,013    83,743,496   (15,000)  (100,000)  (29,697,036)   61,034,473
Employee stock purchase plan              24,814        9,926       367,713      --         --            --         377,639
Stock options issued to directors
(NOTE 6)                                    --           --         105,646      --         --            --         105,646
Stock options and warrants exercised     714,113      285,644     6,527,095      --         --            --       6,812,739
Disqualified stock options                  --           --       2,578,000      --         --            --       2,578,000
Stock grants                               1,884          754        32,246   (36,000)      --            --            --
Unearned stock compensation
     amortization                           --           --            --      36,000       --            --          36,000
Unrealized loss on investments              --           --            --        --      (36,000)         --         (36,000)
Common stock repurchased                (243,400)     (97,360)   (4,922,656)     --         --            --      (5,020,016)
Net income                                  --           --            --        --         --      11,728,721    11,728,721
                                     ---------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2004              18,254,942  $ 7,301,977  $ 88,434,540  $(15,000) $(136,000) $(17,968,315) $ 77,617,202
                                     ===========  ===========  ============  ========  =========  ============  ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS Possis Medical, Inc. (the "Company") is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 48 years. In 1990, the Company decided to focus on medical products and changed its name to Possis Medical, Inc. in 1993. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. The Company received AngioJet Rheolytic Thrombectomy System U.S. marketing approval for use in arterio-venous (AV) access hemodialysis grafts in December 1996, for use in native coronary arteries and coronary bypass grafts in March 1999, and for use in leg arteries in April 2000.

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

MARKETABLE SECURITIES During fiscal 2004 and 2003, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All Company securities in this portfolio as of July 31, 2004 and 2003 are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value with a net unrealized loss for the years ended July 31, 2004 and 2003 of approximately $36,000 and $100,000, respectively, net of tax effect, which is included in other comprehensive loss as of July 31, 2004 and 2003. The cost of securities sold is based on the specific identification method.

Information regarding the Company's available-for-sale marketable securities as of July 31, 2004 and 2003 is approximately as follows:

                              U.s.govt.        Corporate         Municipal       Mutual
                             Securities          Bonds            Bonds           Funds            Total
                            ------------      ------------     -------------    -----------    ------------
                                                          July 31, 2004
                            -------------------------------------------------------------------------------
Cost ...................... $ 21,737,000      $ 8,644,000      $ 5,997,000      $3,598,000     $ 39,976,000
Gross unrealized losses ...     (152,000)         (16,000)         (49,000)           --           (217,000)
                            ------------      -----------      -----------      ----------     ------------
Fair value ................ $ 21,585,000      $ 8,628,000      $ 5,948,000      $3,598,000     $ 39,759,000
                            ============      ===========      ===========      ==========     ============
                                                          July 31, 2003
                            ------------------------------------------------------------------------------
Cost ...................... $ 18,196,000      $ 6,630,000      $ 1,333,000      $1,162,000     $ 27,321,000
Gross unrealized losses ...     (129,000)          (7,000)         (24,000)           --           (160,000)
                            ------------      -----------      -----------      ----------     ------------
Fair value ................ $ 18,067,000      $ 6,623,000      $ 1,309,000      $1,162,000     $ 27,161,000
                            ============      ===========      ===========      ==========     ============

The following information recaps marketable securities for the year ended July 31, 2004 and 2003:





                                                         July 31, 2004
                        -------------------------------------------------------------------------------
                        U.S. Govt.        Corporate       Municipal         Mutual
                         Securities         Bonds           Bonds            Funds            Total
                        ------------      ----------      ----------     -------------     ------------
Proceeds from sales     $ 10,510,000      $  488,000      $  183,000     $  20,450,000     $ 31,631,000
                        ============      ==========      ==========     =============     ============
Net gain realized       $     29,000      $    1,000      $     --       $        --       $     30,000
                        ============      ==========      ==========     =============     ============
Net loss realized       $    (82,000)     $     --        $     --       $        --       $    (82,000)
                        ============      ==========      ==========     =============     ============

                                                         July 31, 2003
                        -------------------------------------------------------------------------------
Proceeds from sales     $ 16,409,000      $  368,000      $     --       $  37,522,000     $ 54,299,000
                        ============      ==========      ==========     =============     ============
Net gain realized       $     51,000      $    3,000      $     --       $        --       $     54,000
                        ============      ==========      ==========     =============     ============
Net loss realized       $     (2,000)     $   (2,000)     $     --       $        --       $     (4,000)
                        ============      ==========      ==========     =============     ============

INVENTORIES Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances at July 31 were as follows:


                                                         2004        2003
                                                     ----------   ----------

Finished goods ..................................... $2,018,152    $1,866,397
Work-in-process ....................................  1,260,449       884,451
Raw materials ......................................  2,111,052     1,414,405
                                                     ----------    ----------
                                                     $5,389,653    $4,165,253
                                                     ==========    ==========


PROPERTY AND EQUIPMENT Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives at July 31 were as follows:

                                            2004                  2003                LIFE
                                       -------------         ------------         ------------
Leasehold improvements                 $  2,189,955          $  1,540,965         7-10 years
Equipment                                 9,525,117             7,148,702         3 to 10 years
Assets in construction                      526,793               503,722         N/A
                                       -------------         ------------
                                         12,241,865             9,193,389
Less accumulated depreciation            (7,168,090)           (6,138,054)
                                       -------------         ------------
Property and equipment - net           $  5,073,775          $  3,055,335
                                       =============         ============


IMPAIRMENT OF LONG-LIVED ASSETS In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement. Management of the Company periodically reviews the carrying value of property equipment owned by the Company by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In fiscal 2002, the Company wrote down $70,000 of a fixed asset (included in selling, general and administrative expense). The value of this fixed asset was determined to be impaired due to the unlikely continued use of this fixed asset. The Company wrote the asset down to net realizable value. The adoption of SFAS No. 144 on August 1, 2002 did not have an effect on the Company's consolidated balance sheet, results of operations, or cash flows.

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

NET INCOME PER COMMON SHARE Net income per common share for fiscal 2004, 2003 and 2002 is computed by dividing net income by the weighted average number of common shares outstanding. Warrants and options representing 41,600, 228,850, and 373,468 shares of common stock at July 31, 2004, 2003 and 2002, respectively, have been excluded from the computations because their effect is antidilutive.

RECLASSIFICATIONS Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial statement disclosures and is not expected to have an impact on the Company's consolidated balance sheet, statements of income, or cash flows.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R provides guidance on the identification of variable interest entities, and the assessment of a company's interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46R requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and is effective for periods beginning after March 15, 2004 for existing variable interest entities. The adoption of FIN 46R by the Company did not have a material effect on the Company's consolidated balance sheet, statements of income, or cash flows.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS In fiscal 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated balance sheet, statements of income, or cash flows.

ACCOUNTING FOR STOCK-BASED COMPENSATION In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, and such disclosures have been provided in Note 2. The adoption of SFAS 148 did not have a material impact on the Company's consolidated balance sheet, statements of income, or cash flows.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an effect on the Company's consolidated balance sheet, statements of income, or cash flows.

2. STOCK BASED COMPENSATION

Effective August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1999 and 1992 Plans because the exercise price for all options granted was at least equal to the fair value of the common stock at the date of grant. If compensation cost for the Company's stock option and employee purchase plans had been determined based on the fair value at the grant dates for grants during fiscal 2004, 2003, and 2002, consistent with the method provided in SFAS No. 123, the Company's net income and income per share would have been as follows:




                                          2004                2003                2002
                                     --------------      --------------      --------------

Net income:
   As reported ................      $   11,728,721      $   16,567,760      $   17,781,723
   Pro forma ..................           8,530,721          13,820,760          13,602,723

Net income per share - basic:
   As reported ................      $         0.65      $         0.95      $         1.04
   Pro forma ..................                0.48                0.79                0.80

Net income per share - diluted:
   As reported ................      $         0.60      $         0.88      $         0.96
   Pro forma ..................                0.44                0.73                0.73
                                     ==============      =============       ==============


The fair value of options granted under the various option plans during fiscal 2004, 2003, and 2002 was estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions and results:


                                                        2004                 2003                2002
                                                   -------------         -------------      -------------
Dividend yield ..................................           None                  None               None
Expected volatility .............................         54-64%                60-80%             79-86%
Risk-free interest rate .........................       3.9-4.7%              3.4-4.3%                5.4%
Expected life of option .........................        120 mo.               120 mo.            120 mo.
Fair value of options on grant date .............  $   6,645,000         $   4,395,000      $   4,179,000
                                                   =============         =============      =============


3. EXECUTIVE BENEFIT PLAN

Effective February 1, 2004 the Company entered into a Supplemental Executive Retirement Deferred Compensation Agreement (SERP) with the Company's Chief Executive Officer (CEO). The Agreement requires the Company to establish an account on behalf of the CEO and to fund it yearly until the CEO reaches 65 years of age or early retirement, whichever comes first. The estimated yearly funding amount is $202,805 for seven years. The target benefit is an annual benefit, for a ten year period, equal to one-half of the CEO's Base Compensation at the time benefits become payable under the SERP. Total compensation expense for fiscal 2004 is $162,000, which is included in selling, general and administrative expenses. As of July 31, 2004 the asset of $201,000 and liability of $161,000 relating to the SERP are included in the balance sheet under the caption Other Assets and Other Liabilities.

4. LONG-TERM DEBT

In fiscal 2002, the Company's note payable and accrued interest to a city government in the amount of $83,866 was forgiven. The note payable and accrued interest were forgiven due to maintaining minimum headcount employment objectives with the city government.

5. INCOME TAXES

At July 31, 2004, the Company had net operating loss carry-forwards of approximately $33,012,000 for federal tax purposes, which expire in 2010 through 2021, and $11,725,000 for Minnesota tax purposes, which expire in 2010 through 2016.

In addition, at July 31, 2004, the Company has approximately $2,913,000 in federal tax credits, substantially all of which are research and development tax credits, which expire from 2007 through 2023, and approximately $472,000 alternative minimum tax credit which does not expire. The Company established a valuation allowance for $690,000 against these research and development tax credits as a portion of them may not be realizable due to expiration in future years.

The components of the income tax expense (benefit) as of July 31, 2004, 2003 and 2002 are as follows:


                                                     2004               2003            2002
                                                  ------------      ------------    -------------
Current:
    Federal .................................     $    260,000      $    243,000     $         --
Deferred:
    Federal .................................        6,540,000        (4,494,000)     (10,758,000)
    State ...................................          233,790          (304,000)        (768,000)
                                                  ------------      ------------     ------------
                                                     6,773,790        (4,798,000)     (11,526,000)
                                                  ------------      ------------     ------------
Total income tax expense (benefit) ..........     $  7,033,790      $ (4,555,000)    $(11,526,000)
                                                  ============      ============     ============

Deferred tax assets and liabilities as of July 31, 2004 and 2003 are described in the table below.


                                                                    2004                          2003
                                                                ------------                 ------------
Current assets:
     Allowance for doubtful accounts and returns                $    220,000                 $    255,000
     Inventory .................................                     297,000                      272,000
     Employee compensation and benefits ........                     167,000                      148,000
     Other .....................................                     206,000                      131,000
                                                                ------------                 ------------
                                                                     890,000                      806,000
     Valuation allowance .......................                        --                           --
                                                                ------------                 ------------
     Net .......................................                $    890,000                 $    806,000
                                                                ============                 ============
     Long-term assets (liabilities):
     Net operating losses ......................                $ 12,318,949                 $ 16,760,000
     Amortization of patents ...................                     714,000                      591,000
     Tax credits ...............................                   2,913,000                    2,619,000
     Depreciation ..............................                    (152,000)                    (132,000)
                                                                ------------                 ------------
                                                                  19,838,000                   15,793,949
     Valuation allowance .......................                    (690,000)                    (740,000)
                                                                ------------                 ------------
     Net .......................................                $ 15,103,949                 $ 19,098,000
                                                                ============                 ============

The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2004, 2003 and 2002 as follows:

                                                              2004                          2003               2002
                                                           -----------                  ------------       ------------
Tax expense (benefit) on income (loss) from
     continuing operations computed at
     statutory rate of 35% ................                $  6,567,000                 $  4,204,000       $  2,190,000
Change in valuation allowance .............                     (50,000)                  (9,778,000)       (13,713,000)
Change in valuation allowance related to
     disqualified stock options ...........                        --                        952,000
     Other ................................                     516,790                       67,000             (3,000)
                                                           ------------                 ------------       ------------
     Total income tax expense (benefit) ...                $  7,033,790                 $ (4,555,000)      $(11,526,000)
                                                           ============                 ============       ============

Deferred tax benefit of $2,578,000 and $2,777,000 in 2004 and 2003, respectively, relate to disqualified stock options which is recorded directly in equity.

6. COMMON STOCK

PRIVATE PLACEMENT OFFERINGS In March 2000, in conjunction with a private placement offering, the Company issued 1,594,049 shares of its common stock to various investors and received $15,000,000 in gross proceeds. The Company incurred issuance costs of $981,488. In addition, the Company issued 318,810 warrants to purchase shares of its common stock. The exercise price was $12.67 per share. These warrants expired in March 2004.

In May and June 1999, in conjunction with a private placement offering, the Company issued 827,852 shares of its common stock to various investors and received $7,000,000 in gross proceeds. The Company incurred issuance costs of $300,000. In addition, the Company issued 124,178 warrants to purchase shares of its common stock. The exercise price was $11.43 per share for 106,509 warrants and $11.69 per share for 17,669 warrants. These warrants expired in May and June 2003.

COMMON STOCK REPURCHASED During the first quarter of fiscal 2003, the Company's Board of Directors authorized its initial share repurchase program of $4,000,000. During fiscal 2003, in open market transactions, the Company repurchased 246,900 shares of its common stock, at an average price of approximately $16.18 per share, thereby completing the $4,000,000 authorization. In July 2003, the Company's Board of Directors authorized the repurchase of up to an additional $4,000,000 of its common shares from time to time, in open market transactions. During fiscal 2004, the Company repurchased 203,500 shares of its common stock at an average price of approximately $19.40 per share, thereby completing the July 2003 authorization. In March 2004, the Company's Board of Directors authorized the repurchase of an additional $4,000,000 of its common shares from time to time, in open market transactions. As of July 31, 2004, the Company had repurchased 39,900 shares of its common stock at an average price of approximately $26.85 per share under the March 2004 authorization that expires in July 2005. Since the inception of its repurchase programs, the Company has repurchased 490,300 shares of its common stock at an average price of approximately $18.38 per share.

In August 2004, the Company's Board of Directors authorized the repurchase of an additional $10,000,000 of its common shares from time to time, in open market transactions. Subsequent to July 31, 2004 and through September 1, 2004, the Company repurchased 175,000 shares of its common stock at an average price of approximately $18.04 per share, thereby completing the March 2004 authorization. The purpose of this program is to offset dilution from current equity incentive programs.

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

The total number of shares of stock reserved and available for distribution under the 1999 Plan originally was 2,000,000 shares, all of which may be issued as incentive stock options. The total number of shares of stock reserved and available for distribution under the 1999 Plan has been increased annually since August 1, 2000 by 2% of the number of shares of the Company's common stock outstanding on July 31 of the prior fiscal year.

At July 31, 2004, there were 2,652,263 shares reserved for outstanding options under all plans and 559,995 shares were available for granting of options under the 1999 Plan.

In fiscal 2004, 2003 and 2002, the Company granted 11,074, 11,648, and 7,915 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options vest six months after date of grant and expire not more than ten years from date of grant. The expense associated with compensatory options to outside directors was approximately $106,000, $104,000, and $67,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

In fiscal 2002 and 2001, the Company granted 1,000 and 13,000 compensatory options, respectively, to various physicians in lieu of cash payments for services. The Company's policy is to treat these options under variable plan accounting in accordance with SFAS No. 123 and related Emerging Issues Task Force guidance. These options were granted under the 1999 Plan and vest ratably over a six-month to a four-year period and expire not more than ten years from date of grant. The expense associated with non-employee options was approximately $16,000 and $50,000 for the years ended July 31, 2003 and 2002, respectively.

A summary of changes in outstanding options for each of the three years ended July 31, 2004 follows:


                                                           2004                2003               2002
                                                        ----------          ----------         ----------
Shares under option at beginning of year                 2,761,253           2,941,974          3,246,061
Options granted                                            469,274             441,698            295,045
Options exercised                                         (519,534)           (538,199)          (379,884)
Options canceled                                           (58,730)            (84,220)          (219,248)
                                                        ----------          ----------         ----------
Shares under option at end of year                       2,652,263           2,761,253          2,941,974
                                                        ==========          ==========         ==========
Shares exercisable at end of year                        1,906,119           1,903,952          1,878,695
                                                        ==========          ==========         ==========

Stock option weighted-average exercise prices during fiscal 2004, 2003 and 2002 are summarized below:


                                                  2004               2003             2002
                                                ---------         ----------       ---------
Outstanding at beginning of year                $    9.36         $    8.43        $    7.54
Granted                                             18.91             12.81            16.45
Exercised                                            8.65              7.37             7.38
Canceled                                            14.58             10.51             9.09
Outstanding at end of year                      $   11.08         $    9.36        $    8.43
                                                =========         ==========       =========

The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2004:

                                              Weighted-
                                              Average
         Range of                             Remaining            Weighted-                                Weighted-
          Exercise           Shares         Contractual Life        Average               Shares             Average
           Price           Outstanding         in Years          Exercise Price         Exercisable       Exercise Price
----------------------------------------------------------------------------------------------------------------------------
          $ 1 - 6            684,183              6.13              $  4.65                675,684          $  4.64
            6 - 12           694,566              5.71                 7.72                617,771             7.70
           12 - 17           614,214              6.05                13.60                331,239            14.06
           17 - 21           617,700              7.60                18.37                281,425            18.00
           21 - 34            41,600              9.73                27.35                     --            --
----------------------------------------------------------------------------------------------------------------------------

In fiscal 2002, the Company granted 2,124 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vested in 2002. The fair market value of the restricted shares was approximately $21,000 as of July 31, 2002. Approximately $13,000 was accrued to pay the estimated withholding taxes on those shares as management believes that the Board of Directors will elect to receive fewer shares in lieu of paying the withholding taxes. In case of termination of a member of the Board of Directors, unvested shares are forfeited. Unearned compensation of $36,000 was recorded at the date of grant and was recognized over the vesting period.

In fiscal 2003, the Company granted 2,010 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $34,000 as of July 31, 2003. In case of termination of a member of the Board of Directors, unvested shares are forfeited. Unearned compensation of $36,000 was recorded at the date of grant and was recognized over the vesting period.

In fiscal 2004, the Company granted 1,884 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $54,000 as of July 31, 2004. In case of termination of a member of the Board of Directors, unvested shares are forfeited. Unearned compensation of $36,000 was recorded at the date of grant and is being recognized over the vesting period.

In fiscal 2004, 2003 and 2002, total compensation expense of approximately $36,000, $40,000 and $40,000, respectively, were recognized on these restricted stock grants.

STOCK WARRANTS Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 2003. These warrants were cancelled in fiscal 2004 following the expiration of the mandatory notice period.

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

In March 2000, the Company issued 318,810 warrants to various investors in conjunction with the Company's private placement offering. These warrants were exercisable into common stock at $12.67. During fiscal 2004, 2003, and 2002, 206,381, 83,046 and 13,984 of these warrants were exercised. The remaining 15,399 warrants expired in March 2004.

A summary of changes in outstanding warrants for each of the three years ended July 31 follows:


                                                           2004           2003        2002
                                                         --------      ---------   ----------
Warrants outstanding at beginning of year                 248,180        436,254     580,028
Warrants issued .........................                    --             --          --
Warrants exercised ......................                (206,381)      (184,324)    (33,134)
Warrants expired ........................                 (41,799)        (3,750)   (110,640)
                                                         --------       --------    --------
Warrants outstanding at end of year .....                    --          248,180     436,254
                                                         ========       ========    ========


EMPLOYEE STOCK PURCHASE PLAN The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 24,814 shares in fiscal 2004, 25,267 shares in fiscal 2003, and 63,242 shares in fiscal 2002 under this Plan.


7. ACCRUED WARRANTY COSTS
The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. A summary of changes in the Company's product warranty liability of each of the three years ended July 31 follows:


                                                              2004                      2003                      2002
                                                           ---------                 ---------                 ---------
Accrued warranty costs at beginning of year                $ 146,500                 $ 123,000                 $ 123,000
Payments made for warranty costs ..........                 (334,900)                 (226,200)                 (130,700)
Accrual for product costs .................                  481,900                   249,700                   130,700
                                                           ---------                 ---------                 ---------
Accrued warranty costs at end of year .....                $ 293,500                 $ 146,500                 $ 123,000
                                                           =========                 =========                 =========

8. 401 K PLAN

The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2004, 2003 and 2002 were $408,860, $303,766, and $276,196, respectively.

9. RELATED PARTY TRANSACTIONS

A Director of the Company at times performs outside legal services for the Company. During fiscal 2002, the amount of these services was approximately $2,000.


10. COMMITMENTS AND CONTINGENCIES

The Company's medical products operation is conducted from a leased facility under an operating lease which expires in fiscal 2006. The lease can be canceled by either party with notice and payment of a termination fee.

The Company is also leasing administrative and shipping facilities under an operating lease that expires in fiscal 2009.

The Company is also leasing a sales office under an operating lease that expires in 2005. The future annual rentals on this operating lease are approximately $16,000 per year through 2005.

Total rental expense charged to operations was approximately $269,000, $262,000, and $261,000, for the years ended July 31, 2004, 2003, and 2002, respectively.

Future minimum payments under the non-cancelable operating leases at July 31, 2004 are:


                YEAR ENDING JULY            AMOUNT
                ----------------          ---------
                       2005               $375,000
                       2006                361,000
                       2007                365,000
                       2008                127,000
                       2009                108,000
                                       -----------
          Total minimum lease payments  $1,336,000
                                       ===========

11. SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company's operations are in one business segment; the design, manufacture and distribution of cardiovascular and vascular medical devices. The Company evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2004, 2003 and 2002 are as follows:


                                            2004              2003             2002
                                         -----------      -----------      -----------
United States ........................   $70,867,103      $56,212,396      $42,032,901
Outside the United States ............     1,553,065        1,215,313          437,792
                                         -----------      -----------      -----------
Total revenues .......................   $72,420,168      $57,427,709      $42,470,693
                                         ===========      ===========      ===========


In fiscal 2004, 2003, and 2002 there were no individual customers with sales exceeding 10% of total revenues.

12. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                                            Fiscal Year Ended July 31, 2004
                                                       -------------------------------------------------------------------------
                                                             First             Second             Third               Fourth
                                                            Quarter            Quarter            Quarter             Quarter
Products sales                                         $   15,602,288     $   17,448,677     $   19,329,399      $   20,039,804
Gross profit                                               11,783,057         13,481,532         14,548,022          15,287,463
Income-before income taxes                                  3,083,099          4,988,201          4,957,744           5,733,467
Income tax provision                                       (1,156,000)        (1,869,900)        (1,862,051)         (2,145,839)
Net income-after income taxes                               1,927,099          3,118,301          3,095,693           3,587,628

Income per common share-before income taxes
             Basic                                              $0.17              $0.28              $0.28               $0.32
             Diluted                                             0.16               0.26               0.25                0.29
Income tax provision per common share
             Basic                                             ($0.07)            ($0.11)            ($0.10)             ($0.12)
             Diluted                                            (0.06)             (0.10)             (0.09)              (0.11)
Net income per common share-after income taxes
             Basic                                              $0.11              $0.18              $0.17               $0.20
             Diluted                                             0.10               0.16               0.16                0.18


                                                                            Fiscal Year Ended July 31, 2003
                                                       -------------------------------------------------------------------------
                                                             First             Second             Third               Fourth
                                                            Quarter            Quarter            Quarter             Quarter

Products sales                                             $12,681,903      $14,321,660     $14,625,124        $15,799,022
Gross profit                                                 9,293,205       10,467,899      11,044,344         12,112,197
Income-before income taxes                                   2,439,654        3,418,166       2,921,530          3,233,410
Income tax (provision) benefit                                (915,000)      (1,282,000)     (1,097,000)         7,849,000
Net income-after income taxes                                1,524,654        2,136,166       1,824,530         11,082,410(1)

Income per common share-before income taxes
             Basic                                               $0.14            $0.20           $0.17              $0.18
             Diluted                                              0.13             0.18            0.15               0.17
Income tax (provision) benefit per common share
             Basic                                              ($0.05)          ($0.08)         ($0.07)             $0.44
             Diluted                                             (0.05)           (0.07)          (0.05)              0.41
Net income per common share-after income taxes
             Basic                                               $0.09            $0.12           $0.10              $0.62
             Diluted                                              0.08             0.11            0.10               0.58


(1) Fourth quarter 2003 Net Income reflects a reduction of valuation allowance of $9,778,000.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

During fiscal 2004 and 2003, there were no changes in or disagreements with the Company's independent certified public accountants on accounting procedures or accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended July 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.
                                    PART III

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

ITEM 11.  EXECUTIVE COMPENSATION:

Information regarding compensation of directors and officers for the fiscal year ended July 31, 2004 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS:

The security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

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




ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES:

Information under the heading "Audit Committee Report and Payment of Fees to Accountants" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) 1. Financial Statements

The following financial statements of the Company, accompanied by a Report of Independent Registered Public Accounting Firm, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 2004 and 2003
     Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended July 31, 2004
     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2004
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2004
     Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

The following financial statement schedules are submitted herewith:


     SCHEDULE II - Valuation Accounts for each of the three years in the period ended July 31, 2004

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

      3. Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following pages.


 EXHIBIT         FORM              DATE FILED                                 DESCRIPTION
--------------------------------------------------------------------------------------------------------------------
      3.1         10-K              Fiscal year ended                  Articles of incorporation, as amended
                                                                       July 31, 1994 and restated to date

      3.2         10-K              Fiscal year ended                  Bylaws, as amended and restated
                                                                       July 31, 1999 to date

      4.1         8-A               December 13,                       Rights Agreement, dated December 12,
                                    1996                               1996, between the Company and
                                                                       Norwest Bank Minnesota N.A., as
                                                                       rights agent

     10.1         S-1               June 30, 1988                      Form of indemnification agreement with
                                                                       officers and directors of Registrant

*    10.2         S-8               June 16, 1998                      1992 Stock Compensation Plan

*    10.3         10-K              Fiscal year ended                  Form of nonqualified stock option
                                    July 31, 1993                      agreement for officers (1992 Plan)

*    10.4         10-K              Fiscal year ended                  Form of incentive stock option
                                    July 31, 1993                      agreement for officers (1992 Plan)

*    10.5         10-K              Fiscal year ended                  Form of nonqualified stock option
                                    July 31, 1993                      agreement for 1992 directors' fees
                                                                       (1992 Plan)

    10.6          10-Q              Quarter ended                      Lease agreement for corporate
                                    January 31, 1996                   headquarters and manufacturing
                                                                       facility dated December 15, 1995

    10.7          10-Q              Quarter ended                      Lease agreement for additional corporate
                                    January 31, 2004                   and manufacturing facilities dated
                                                                       March 1, 2004

*  10.8           10-K              Fiscal year ended                  Change in Control Termination
                                    July 31, 2001                      Pay Plan - Amended  effective April 3, 2001

*  10.9           10-K              Fiscal year ended                  1999 Stock Compensation Plan
                                    July 31, 1999

*    10.10        10-K              Fiscal year ended                  Form of nonqualified stock option agreement
                                    July 31, 2002                      (1999 Plan)

*    10.11        10-K              Fiscal year ended                  Form of incentive stock option agreement
                                    July 31, 2002                      (1999 Plan)

*    10.12        10-K              Quarter ended                      Supplemental Executive Retirement
                                    January 31, 2004                   Deferred Compensation Agreement dated
                                                                       February 1, 2004


EXHIBIT         FORM              DATE FILED                                 DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------
    10.13         10-K              Fiscal year ended                  Angiometrx Metricath Distribution Agreement
                                    July 31, 2004                     dated April 16, 2004

     21           10-K              Fiscal year ended                  Subsidiaries of registrant
                                    July 31, 2004

     23           10-K              Fiscal year ended                  Consent of independent certified
                                    July 31, 2004                      public accountants

     31.1         10-K              Fiscal year ended                  Certification of Chief Executive Officer
                                    July 31, 2004                      pursuant to Section 302 of the
                                                                       Sarbanes-Oxley Act

     31.2         10-K              Fiscal year ended                  Certification of Chief Financial Officer
                                    July 31, 2004                      pursuant to Section 302 of the
                                                                       Sarbanes-Oxley Act

     32.1          10-K             Fiscal year ended                  Certification of Chief Executive Officer
                                    July 31, 2004                      pursuant to Section 906 of the
                                                                       Sarbanes-Oxley Act

     32.2         10-K              Fiscal year ended                  Certification of Chief Financial Officer
                                    July 31, 2004                      pursuant to Section 906 of the
                                                                       Sarbanes-Oxley Act

     99.1         10-K              Fiscal year ended                  Risk Factors
                                    July 31, 2004


* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSSIS MEDICAL, INC.

by:      /S/      Eapen Chacko
    -----------------------------------------
                  Eapen Chacko
                  Chief Financial Officer and
                  Vice President of Finance


Dated:  October 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                                Title                                  Date
--------------------------          --------------------------------------     ------------------
/s/ Robert G. Dutcher               Chairman, President and                     October 12, 2004
-------------------------           Chief Executive Officer
Robert G. Dutcher                   (Principal Executive Officer)


/s/ Eapen Chacko                    Chief Financial Officer and                 October 12, 2004
-------------------------           Vice President of Finance
Eapen Chacko                        (Principal Financial and
                                    Principal Accounting Officer)


/s/ Mary K. Brainerd                Director                                    October 12, 2004
-------------------------
Mary K. Brainerd


/s/ Seymour J. Mansfield            Lead Director                               October 12, 2004
-------------------------
Seymour J. Mansfield


/s/ William C. Mattison, Jr.        Director                                    October 12, 2004
---------------------------
William C. Mattison, Jr.


/s/ Whitney A. McFarlin             Director                                    October 12, 2004
-------------------------
Whitney A. McFarlin


/s/ Donald C. Wegmiller             Director                                    October 12, 2004
-------------------------
Donald C. Wegmiller


/s/ Rodney A. Young                 Director                                    October 12, 2004
-------------------------
Rodney A. Young


                                                                     SCHEDULE II

                              POSSIS MEDICAL, INC.



VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2004, 2003 AND 2002


--------------------------------------------------------------------------------------------------------------------------
                  COLUMN A                    COLUMN B             COLUMN C              COLUMN D          COLUMN E
 -------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                             Balance At          Charged to
                                             Beginning          (Reversal Of)           Deductions          Balance At
                 Description                  of Year             Expenses              Write-offs          End of Year
-------------------------------------      --------------      -------------         --------------        --------------
Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 2004                    $     507,000      $      603,000         $     574,000        $     536,000
                                            =============      ==============         =============        =============
Year ended July 31, 2003                          582,000             845,000               920,000              507,000
                                            =============      ==============         =============        =============
Year ended July 31, 2002                          659,000           1,305,000             1,382,000              582,000
                                            =============      ==============         =============        =============


Valuation allowance on deferred tax asset:



Year ended July 31, 2004                    $     740,000      $         --           $      50,000        $     690,000
                                            =============      ==============         =============        =============
Year ended July 31, 2003                       10,518,000          (9,778,000)                 --                740,000
                                            =============      ==============         =============        =============
Year ended July 31, 2002                       24,231,000         (13,713,000)                 --             10,518,000
                                            =============      ==============         =============        =============


                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 15(A)3

                                  EXHIBIT INDEX
Exhibit
Number                              Description

         10.13    Angiometrx Metricath Distribution Agreement

         21       Subsidiaries of Possis Medical, Inc.

         23       Consent of Independent Registered Public Accounting Firm

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