Form 10-Q
period 2004-10-31
POSSIS MEDICAL INC
filed 2004-12-10
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended October 31, 2004

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.

             (exact name of registrant as specified in its charter)

                   MINNESOTA                              41-0783184
----------------------------------------------        -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
  organization)                                       Identification No.)

     9055 EVERGREEN BLVD NW MINNEAPOLIS MN                    55433-8003
---------------------------------------------------           ---------
     (Address of principal executive offices)                 (Zip Code)

                                  763-780-4555
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of November 28, 2004 was 17,808,910.

                              POSSIS MEDICAL, INC.

                                      INDEX

                                                                          PAGE

PART I.         FINANCIAL INFORMATION

     ITEM 1.    Financial Statements .....................................   3

                Consolidated Balance Sheets, October 31, 2004 and
                July 31, 2004 ............................................   3

                Consolidated Statements of Income and Comprehensive
                Income for the three months ended
                October 31, 2004 and 2003 ................................   4

                Consolidated Statements of Cash Flows for the three months
                ended October 31, 2004 and 2003 ..........................   5

                Notes to Consolidated Financial Statements ...............   6

     ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................  10

     ITEM 3.    Quantitative and Qualitative Disclosures
                about Market Risk ........................................  17

     ITEM 4.    Controls and Procedures ..................................  17

PART II.        OTHER INFORMATION

     ITEM 2.    Unregistered Sales of Equity Securities and
                Use of Proceeds ..........................................  18

     ITEM 6.    Exhibits .................................................  19

                SIGNATURES ...............................................  20

PART 1     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                                        OCTOBER 31, 2004         JULY 31, 2004
                                                                               ---------------          ------------
CURRENT ASSETS:
   Cash and cash equivalents ..............................................       $  4,339,350          $  8,411,784
   Marketable securities ..................................................         40,249,428            39,759,403
   Trade receivables (less allowance for doubtful  accounts and returns
     of $561,000 and $536,000, respectively) ..............................          8,885,359            10,232,180
   Inventories ............................................................          6,044,469             5,389,653
   Prepaid expenses and other assets ......................................            690,635               958,616
   Deferred tax asset .....................................................            890,000               890,000
                                                                                  ------------          ------------
      Total current assets ................................................         61,099,241            65,641,636

PROPERTY AND EQUIPMENT, net ...............................................          5,137,242             5,073,775
DEFERRED TAX ASSET ........................................................         13,713,949            15,103,949
OTHER ASSET ...............................................................            202,281               201,281
                                                                                  ------------          ------------
TOTAL ASSETS ..............................................................       $ 80,152,713          $ 86,020,701
                                                                                  ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable .................................................       $  2,109,766          $  1,791,694
   Accrued salaries, wages, and commissions ...............................          2,817,290             4,228,804
   Other liabilities ......................................................          2,346,321             2,222,465
                                                                                  ------------          ------------
     Total current liabilities ............................................          7,273,377             8,242,963
OTHER LIABILITES ..........................................................            242,476               160,536
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock-authorized, 100,000,000 shares of
      $0.40 par value each; issued and
      outstanding, 17,808,910 and 18,254,942 shares,
      respectively ........................................................          7,123,564             7,301,977
   Additional paid-in capital .............................................         81,305,736            88,434,540
   Unearned compensation ..................................................             (6,000)              (15,000)
   Accumulated other comprehensive loss ...................................            (11,000)             (136,000)
   Retained deficit .......................................................        (15,775,440)          (17,968,315)
                                                                                  ------------          ------------
      Total shareholders' equity ..........................................         72,636,860            77,617,202
                                                                                  ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................       $ 80,152,713          $ 86,020,701
                                                                                  ============          ============


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                        2004                     2003
                                                                     -----------             -----------
Product sales ..................................................     $17,501,988             $ 15,602,288

Cost of sales and other expenses:
      Cost of medical products .................................       4,304,339                3,819,231
      Selling, general and administrative ......................       7,556,583                6,714,550
      Research and development .................................       2,437,704                2,127,243
                                                                     -----------             ------------
      Cost of sales and other expenses .........................      14,298,626               12,661,024
                                                                     -----------             ------------
Operating income ...............................................       3,203,362                2,941,264
      Interest income ..........................................         286,432                  160,352
      Gain (loss) on sale of securities ........................          18,081                  (18,517
                                                                     -----------             ------------
Income before income taxes .....................................       3,507,875                3,083,099
Provision for income taxes .....................................       1,315,000                1,156,000
                                                                     -----------             ------------
Net income .....................................................       2,192,875                1,927,099

Other comprehensive income, net of tax:
      Unrealized gain on securities ............................         125,000                   69,000
                                                                     -----------             ------------
Comprehensive income ...........................................     $ 2,317,875             $  1,996,099
                                                                     ===========             ============
Weighted average number of common of shares outstanding:
      Basic ....................................................      18,080,940               17,777,727
      Diluted ..................................................      19,159,308               19,085,281

Net income per common share:
      Basic ....................................................     $      0.12             $       0.11
                                                                     ===========             ============
      Diluted ..................................................     $      0.11             $       0.10
                                                                     ===========             ============

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                              2004                     2003
                                                                           ------------            ------------
OPERATING ACTIVITIES:
   Net income ........................................................     $  2,192,875            $  1,927,099
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation ......................................................          562,211                 412,545
   Gain on asset disposal ............................................          (11,313)                 (2,571)
   Stock compensation expense ........................................            9,000                   9,000
   (Gain) loss on sale of marketable securities ......................          (17,140)                 18,517
   Deferred taxes ....................................................        1,315,200               1,131,030
   Decrease in trade receivables .....................................        1,346,821                   1,021
   Increase in inventories ...........................................         (788,816)               (226,969)
   Decrease in prepaid expenses and other assets .....................          267,041                 296,997
   Increase in trade accounts payable ................................          318,072                 304,944
   Decrease in accrued and other liabilities .........................       (1,205,718)               (809,313)
                                                                           ------------            ------------
      Net cash provided by operating activities ......................        3,988,233               3,062,300
INVESTING ACTIVITIES:
   Additions to property and equipment ...............................         (485,975)               (679,480)
   Proceeds from sale of fixed assets ................................            5,610                   4,485
   Proceeds from sale of marketable securities .......................       16,164,230               7,750,915
   Purchase of marketable securities .................................      (16,437,315)             (7,905,143)
                                                                           ------------            ------------
      Net cash used in investing activities ..........................         (753,450)               (829,223)

FINANCING ACTIVITIES:
   Proceeds from issuance and exercise of options and warrants........          286,216                 682,954
   Repurchase of common stock ........................................       (7,593,433)             (1,478,056)
                                                                           ------------            ------------
   Net cash used in financing activities .............................       (7,307,217)               (795,102)
                                                                           ------------            ------------
(DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS ....................................................       (4,072,434)              1,437,975
CASH AND CASH EQUIVALENTS AT BEGINNING OF  QUARTER ..................         8,411,784               4,782,942
                                                                           ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER ..........................     $  4,339,350            $  6,220,917
                                                                           ============            ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for income taxes ........................................     $    132,500            $     24,970
   Inventory transferred to property and equipment ...................           39,360                    --



 See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 2004 Annual Report.

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


                                                                                      Three Months Ended
                                                                                          October 31,
                                                                             --------------------------------------
                                                                                  2004                    2003
                                                                             --------------          --------------
Net Income - as reported ...............................................     $    2,192,875          $    1,927,099
      Less estimated stock-based employee compensation
      determined under fair value based method, net of tax .............           (584,000)               (563,000)
                                                                             --------------          --------------
           Net income - pro forma ......................................          1,608,875          $    1,364,099
                                                                             ==============          ==============
Earnings per share:
           Basic - as reported .........................................     $         0.12          $         0.11
           Less estimated stock-based employee
                    compensation determined under fair value
                    based method, net of tax ...........................              (0.03)                  (0.03)
                                                                             --------------          --------------
           Basic pro forma .............................................     $         0.09          $         0.08
                                                                             ==============          ==============
Diluted - as reported ..................................................     $         0.11          $         0.10
Less estimated stock-based employee compensation determined under
fair value based method, net of tax ....................................              (0.03)                  (0.03)
                                                                             --------------          --------------
           Diluted - pro forma .........................................     $         0.08          $         0.07
                                                                             ==============          ==============
Weighted average common shares outstanding
           Basic .......................................................         18,080,940              17,777,727
           Diluted .....................................................         19,159,308              19,085,281

     We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:


                                                 2004                   2003
                                             ------------         -------------
     Risk-free rate ......................       4.1-4.5%             4.0-4.6%
     Expected dividend yield .............              0%                   0%
     Expected stock price volatility .....         54-64%               61-64%
     Expected option term ................       10 years             10 years
     Fair value per option ...............   $11.86-19.88         $11.63-14.02


     For purposes of determining the pro forma amounts, the fair value of options is amortized to expense over the option-vesting period in determining the pro forma impact. The option-vesting period is six months to four years.

3.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

4.   ACCOUNTING PRONOUNCEMENTS

     In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and available-for-sale or held-to maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as required in the fourth quarter of fiscal year 2004. In September 2004, the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of EITF 03-1. The disclosures prescribed by EITF No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a matrial impact on the Company's consolidated earnings, financial position or cash flows.

5.   MARKETABLE SECURITIES

     During the quarter ended October 31, 2004, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio as of October 31, 2004 were classified as available-for-sale and consisted primarily of U.S. government securities and corporate bonds. These investments are reported at fair value, and the net unrealized gain of approximately $125,000 and $69,000 respectively, net of tax, for the three months ended October 31, 2004 and 2004, respectively, is included within other comprehensive income. The net unrealized loss included in shareholders' equity as of October 31, 2004 and 2003 was $11,000 and $136,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                         October 31,     July 31,
                                            2004           2004
                                         ----------     ----------
           Finished goods ............   $2,327,693     $2,018,152
           Work-in-process ...........    1,454,197      1,260,449
           Raw materials .............    2,262,579      2,111,052
                                         ----------     ----------
                                         $6,044,469     $5,389,653
                                         ==========     ==========

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:



                                                           October 31,       July 31,
                                                               2004            2004               Life
                                                           ------------    -------------      -------------
          Leasehold improvements .......................   $  2,283,490    $  2,189,955       5-10 years
          Equipment ....................................     10,110,754       9,525,117       3 to 10 years
          Assets in construction .......................        309,676         526,793       N/A
                                                           ------------    -------------
                                                             12,703,920      12,241,865
          Less accumulated depreciation ................     (7,566,678)     (7,168,090)
                                                           ------------    -------------
          Property and equipment - net .................   $  5,137,242    $  5,073,775
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

     Total revenues from sales in the United States and outside the United States are as follows:

                                                      Three Months Ended
                                                          October 31,
                                                     2004           2003
                                                 ------------   -----------
           United States ......................   $17,198,858   $15,310,071
           Non-United States ..................       303,130       292,217
                                                  -----------   -----------
           Total Revenues .....................   $17,501,988   $15,602,288
                                                  ===========   ===========


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

10.  COMMON STOCK

     During the three months ended October 31, 2004, stock options for the purchase of 56,887 shares of the Company's common stock were exercised at prices between $3.94 and $16.66 per share resulting in proceeds of $285,000. During the three months ended October 31, 2003, stock options and warrants for the purchase of 101,682 shares of the Company's common stock were exercised at prices between $2.22 and $17.45 per share resulting in proceeds of $676,000.

     During the three months ended October 31, 2004 and 2003, the Company issued 81 and 497 shares in connection with its employee stock purchase plan.

     During the three months ended October 31, 2004, the Company repurchased 503,000 shares in the public market at stock prices between $10.66 and $18.34 per share for $7,593,000. During the three months ended October 31, 2003, the Company repurchased 91,000 shares in the public market at prices between $15.65 and $16.81 per share for $1,478,000.

11.  ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:

            Accrued warranty costs at July 31, 2004 ..   $ 293,500
            Payments made for warranty costs .........     (84,000)
            Accrual for product costs ................      84,000
                                                         ---------
            Accrued warranty costs at October 31, 2004   $ 293,500
                                                         =========


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

The Company expanded its product line with the introduction of the XMI(R) Rapid Exchange catheter (XMI RX) in December 2003 for the removal of blood blots in peripheral arteries in a limited market release, the introduction of the AVX(TM)(R) catheter in July 2003 for the removal of blood clots in AV-access grafts and the introduction of the Xpeedior(R) Plus 120 catheter in August 2002 to remove blood clots in peripheral arteries greater than or equal to 3mm in diameter.

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

In April 2004, the Company announced that it had signed a three year agreement to be the exclusive distributor of the Angiometrx Metricath(TM) products in the United States. The Metricath System is an innovative, catheter-based technology that allows cardiologists to quickly and easily measure arterial size during procedures for treatment of coronary artery disease. Such measurements are helpful to select appropriately sized stents to achieve optimum patient outcomes from coronary angioplasty and related stent implantation procedures. The Metricath System was developed in response to the limitations of existing measurement technologies, which require large capital investment and which do not offer the ease of use of the Metricath System. The Metricath(TM) System received FDA 510(k) clearance for sale in the United States in July 2003.

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

RESULTS OF OPERATIONS

Three Month Periods Ended October 31, 2004 and 2003

Total product sales for the three months ended October 31, 2004 increased $1,900,000, or 12%, to $17,502,000 compared to $15,602,000 for the comparable period in fiscal 2004. The Company recorded net income for the quarter ended October 31, 2004 of $2,193,000, or $0.11 per diluted share, compared to net income of $1,927,000, or $0.10 per diluted share, in the comparable quarter in fiscal 2004.

Revenue - AngioJet System

U.S. AngioJet System revenue for the three months ended October 31, 2004 increased 12% to $17,199,000 from $15,310,000 for the same period in 2004. The main factors in the revenue increase were increased sales resulting from continuing customer acceptance of our expanded and improved coronary and peripheral catheter product lines and the expansion of our direct sales force. U.S. AngioJet System revenue for the first quarter of fiscal 2005 decreased 12% compared to the fourth quarter of fiscal 2004. The decrease in revenue in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 is due to a greater than expected impact from the results of the AiMI (AngioJet Rheolytic Thrombectomy In Patients Undergoing Primary Angioplasty for Acute Myocardial Infarction) post-marketing study.

As of October 31, 2004, the Company had a total of 1,371 domestic drive units in the field, compared to 1,108 drive units at October 31, 2003, and 1,317 units as of July 31, 2004. During the three month period ended October 31, 2004, the Company's catheter sales increased approximately 11% to approximately 12,800 catheters versus approximately 11,500 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 9.3 in the first quarter of fiscal 2005 compared to 10.2 in the same prior year period, and compared to a rate of 10.8 in the fourth quarter of fiscal 2004. The Company sold 49 domestic drive units during the three months ended October 31, 2004, compared to 50 drive units in the same period in the prior year.

Foreign sales of the AngioJet System for the three months ended October 31, 2004 and 2003 were $348,000 and $292,000, respectively. The Company has recently hired an outside consultant to expand product penetration in Germany. Limited foreign sales are primarily due to cost constraints in overseas markets. In European markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets. In Japan, the Company has been pursuing a regulatory strategy that utilizes the Company's U.S. coronary clinical trial results and extensive body of published clinical studies. Our plan has been to first obtain approval to market coronary AngioJet, and then use favorable AiMI trail results to obtain approval for a reimbursement amount higher than is currently paid for other, low-tech intra-vascular suction and aspiration devices. This higher reimbursement is necessary for AngioJet to develop a profitable market in Japan. However, given the AiMI results, we will not be able to obtain approval for a higher reimbursement amount. Therefore, we have decided to discontinue our efforts to obtain marketing and reimbursement approval for AngioJet in Japan.

Cost of Medical Products

Cost of medical products increased $485,000 to $4,304,000 in the three month period ended October 31, 2004 over the same period in the previous year. This increase is primarily due to the growth in the U.S. AngioJet System product sales.

For the three months ended October 31, 2004, gross profit improved by $1,415,000 to $13,198,000 compared to the same period in the previous year. This resulted in a gross profit margin of 75% as a percentage of product sales. This compares to gross margins as a percentage of product sales of 76% for the three months ended October 31, 2003. The decrease in the gross margin rate for the three months ending October 31, 2004 was primarily due to lower mix of XMI RX and XMI catheters compared to the same periods in the previous year. The Company believes that gross margins as a percent of sales will be in the mid seventies for the remainder of fiscal 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $842,000 to $7,557,000 for the three months ended October 31, 2004 compared to the same periods in the previous year. The primary factors in the expense increase for the three months ended October 31, 2004 were the $340,000 in additional expenses associated with the growth in the sales force, increased medical insurance expense of $200,000, an increase in sales meeting expense of $132,000, an increase in depreciation of $108,000, and an increase in patent expense of $110,000. These expenses increases were partially offset by a reduction in expenses associated with marketing clinical trials of $178,000 and outside services of $117,000.

Research and Development Expense

Research and development expense increased $310,000 to $2,438,000, in the three months ended October 31, 2004, when compared to the same period in the prior year. The increase was largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, and projects relating to the improvement of the rapid exchange catheter and the distal occlusion guidewires.

Interest Income

Interest income increased $126,000 in the three months ended October 31, 2004 to $286,000, when compared to the same period in the prior year. The increase was due to the recent interest rate increase and the increase in the amount of cash available for investments. Excess cash is invested in an enhanced cash management portfolio of marketable securities. The Company expects interest income to increase in fiscal 2005 as compared to fiscal 2004 as cash is generated from operations.

Provision For Income Taxes

The Company recorded a provision for income taxes of $1,315,000 and $1,156,000 or approximately 37.5% of income before income taxes for the three months ended October 31, 2004 and 2003, respectively.

The Company became profitable in the third quarter of fiscal 2001 and has maintained profitability since. In fiscal 2004 and 2003, the Company increased its deferred tax asset by an additional $2,578,000 and $2,777,000, respectively. These increases were related to tax benefits from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance is necessary as it is more likely than not that $690,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities totaled approximately $44,589,000 at October 31, 2004 versus $48,171,000 at July 31, 2004.

The $3,582,000 net decrease in cash, cash equivalents and marketable securities in the most recent three-month period was primarily due to the repurchase of common stock of $7,593,000 offset by net cash provided by operating activities of $3,988,000. Net cash provided by operating activities was primarily due to the net income of $2,193,000, depreciation of $562,000, a decrease in deferred tax asset of $1,315,000, a decrease in accounts receivable of $1,347,000, a decrease in prepaid expenses of $267,000 and an increase in accounts payables of $318,000. This net cash provided by operating activities was partially offset by an increase in inventory of $789,000 and a decrease in accrued and other liabilities of $1,206,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. The decrease in accounts receivable was due to the reduced revenue in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004. The decrease to prepaid expenses was due to the expensing of prepaid insurance. The increase in accounts payable was due to the timing of payments. Inventory increased to meet the expected increase in demand of the AngioJet System. This demand was less than expected due to the AiMI post-marketing study results. The decreases in accrued liabilities were due to the timing of payments. This decrease included the payment of fiscal 2004 corporate incentives in September 2004. Cash used in investing activities was $753,000 including the net purchase of marketable securities of $273,000 and the purchase of $486,000 of property and equipment. Net cash used in financing activities was $7,307,000, which resulted from the repurchase of 503,000 shares of the Company's stock in open market transactions for $7,593,000, offset by the cash received in connection with the exercise of stock options of $286,000.

The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business and the repurchase of its common stock as authorized by the Board of Directors.

OFF-BALANCE SHEET OBLIGATIONS

The Company does not have any material off-balance-sheet arrangements.

OUTLOOK

The Company expects overall revenue from the AngioJet System, primarily in the United States, will be in the range of $66 million to $72 million in fiscal 2005. Gross margin as a percent of sales for fiscal 2005 is expected to be in the mid seventies. The Company expects selling, general and administrative expenses to continue increasing throughout the remainder of fiscal 2005 as a result of the Company's recent expansion of its sales force to enhance market penetration and to address customer concerns about the recent AiMI post-marketing study results. Research and development expenditures are expected to be in the range of 12% to 13% of revenue in fiscal 2005. The Company expects net income per diluted share for the full year in the range of $0.40 to $0.54. The Company anticipates second quarter revenue to be approximately $16 million to $17 million and net income in the range of $0.09 to $0.11 per diluted share.


The Company expects that working capital investments in trade receivables and inventory will increase towards the end of fiscal 2005 as projected revenue increases are anticipated. The Company's primary source of cash is from its product sales. Collections of trade receivables resulting from product sales are reviewed monthly to ensure that customers are paying in a timely manner. The Company's use of cash is for payment of normal trade accounts payable, capital equipment purchases, employee compensation, stock repurchases and other normal business expenses, all on terms that are customary in the industry. The Company is current with its vendors.

FORWARD-LOOKING STATEMENTS

Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to among other things, financial projections such as anticipated gross margins, overall revenue, expected expense levels, anticipated revenue increases and investment levels.

Forward-looking statements in this 10-Q are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors that may affect whether these anticipated results occur include clinical and market acceptance of our products; factors affecting the health care industry such as restricting sales time at interventional labs; consolidation, cost containment due to rising expenditures on drug-eluting stents and trends toward managed care; changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes; changes in governmental laws and regulations; changes in reimbursement; the development of new competitive products such as filterwires and compounds that may make our products obsolete; sudden restrictions in supply of key materials; and deterioration of general market and economic conditions, effectiveness of our sales and marketing efforts in re-establishing coronary product usage, our ability to effectively manage new product development timelines, our ability to generate suitable clinical registry data to support growing use of the AngioJet in coronary applications, physician customer response to trial data, our ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; the ability to obtain additional regulatory approvals on a timely basis; the ability to obtain regulatory clearance in new foreign markets; our ability to retain and motivate skilled employees, especially for sales positions; our ability to expand the sales force; deferred tax asset valuation allowance; our outlook including future revenue, earnings, earnings per share and expense levels; future equity financing needs; and our ability to develop new products and enhance existing ones.

We also caution you not to place undue reliance on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact our future results are set forth in the risk factors included in Exhibit
99.1 to the Company's Form 10-K for the year ended July 31, 2004 as filed with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.


The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). As of October 31, 2004, all of the Company's foreign bank accounts were closed.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended October 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or are is likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    COMPANY REPURCHASES OF EQUITY SECURITIES

                                                                                         (d) MAXIMUM
                                                                                          NUMBER (OR
                                                                       (c) TOTAL NUMBER   APPROXIMATE
                                                                          OF SHARES     DOLLAR VALUE) OF
                                                                        PURCHASED AS     SHARES THAT MAY
                               (a) TOTAL                               PART OF PUBLICLY     YET BE
                               NUMBER OF            (b) AVERAGE           ANNOUNCED     PURCHASED UNDER
                                 SHARES             PRICE PAID PER         PLANS OR       THE PLANS OR
   PERIOD                      PURCHASED(1)             SHARE              PROGRAMS       PROGRAMS (2)
--------------------------------------------------------------------------------------------------------
 August 1, 2004 to
 August 31, 2004                   175,000            $   18.04            175,000                  --
--------------------------------------------------------------------------------------------------------
September 1, 2004 to
September 30, 2004                 127,000            $   15.37            127,000                  --
--------------------------------------------------------------------------------------------------------
October 1, 2004 to
October 31, 2004                   201,000            $   12.36            201,000            $5,563,000
--------------------------------------------------------------------------------------------------------
     Total                         503,000            $   15.10            503,000            $5,563,000
--------------------------------------------------------------------------------------------------------

(1) The Company repurchased an aggregate of 175,000 shares of its common stock pursuant to the repurchase program that it publicly announced on March 24, 2004 providing the repurchase of shares having a value of up to $4,000,000 and 328,000 shares of its common stock pursuant to the repurchase program that it publicly announced on August 23, 2004 providing for the repurchase of shares having a value of up to $10,000,000. The shares were purchased in open market transactions. The March 2004 repurchase program has completed purchasing the authorized amount during the first quarter of fiscal 2005.

(2) On August 23, 2004 the board of directors publicly announced that it approved the repurchase by the Company of shares of the Company's common stock having a value of up to $10 million in the aggregate pursuant to a repurchase program that will expire in July 2005. As of October 31, 2004 there was $5,563,000 remaining in this repurchase program.

ITEM 6.           EXHIBITS

Exhibits

         Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

Exhibit                                      Description
-------- ----------------------------------------------------------------------------------------------------------
  3.1    Articles of incorporation as amended and restated to date (incorporated by reference to Exhibit 3.1 of the
         Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.)
  3.2    Bylaws as amended and restated to date (incorporated by reference to Exhibit 3.2 of the Company's Annual
         Report on Form 10-K for the fiscal year ended July 31, 1999.)
  4.1    Rights Agreement, dated December 12, 1996, between the
         Company and Norwest bank Minnesota, N.A., as rights agent
         (incorporated by reference to Exhibit 1 of the Company's
         8-A filed December 13, 1996.
  31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POSSIS MEDICAL, INC.




DATE:  December 9, 2004            BY:      /s/ Robert G. Dutcher
                                       --------------------------------------
                                                Robert G. Dutcher
                                                Chairman, President and
                                                Chief Executive Officer

Date:  December 9, 2004            By:      /s/ Eapen Chacko
                                      ---------------------------------------
                                                Eapen Chacko
                                                Vice President of Finance and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.


Exhibit                                      Description
-------- ----------------------------------------------------------------------------------------------------------
  3.1    Articles of incorporation as amended and restated to date (incorporated by reference to Exhibit 3.1 of the
         Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.)
  3.2    Bylaws as amended and restated to date (incorporated by reference to Exhibit 3.2 of the Company's Annual
         Report on Form 10-K for the fiscal year ended July 31, 1999.)
  4.1    Rights Agreement, dated December 12, 1996, between the
         Company and Norwest bank Minnesota, N.A., as rights agent
         (incorporated by reference to Exhibit 1 of the Company's
         8-A filed December 13, 1996.
  31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.