Form 10-Q
period 2005-01-31
POSSIS MEDICAL INC
filed 2005-03-04
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended January 31, 2005

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________ to _______________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
             (exact name of registrant as specified in its charter)

               Minnesota                                     41-0783184
---------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
             organization)                               Identification No.)

     9055 Evergreen Blvd NW Minnesota MN                      55433-8003
-------------------------------------------------  -----------------------------
(Address of principal executive offices)                      (Zip Code)

                                  783-780-4555
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of February 28, 2005 was 17,431,278.

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                            PAGE
                                                                            ----

PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets, January 31, 2005
               and July 31, 2004............................................. 3

               Consolidated Statements of Income and Comprehensive Income for
               the three and six months ended January 31, 2005 and 2004...... 4

               Consolidated Statements of Cash Flows for the
               six months ended January 31, 2005 and 2004 ................... 5

               Notes to Consolidated Financial Statements.................... 6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................10

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk ...18

     ITEM 4.   Controls and Procedures.......................................18

PART II.       OTHER INFORMATION

     ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds...19

     ITEM 4.   Submission of Matters to a Vote of Security Holders...........20

     ITEM 6.   Exhibits......................................................20

               SIGNATURES....................................................21

PART 1   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  January 31, 2005        July 31, 2004
                                                                  ----------------      -----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .............................        $  4,794,650         $  8,411,784
     Marketable securities .................................          36,819,665           39,759,403
     Trade receivables (less allowance for doubtful
          accounts and returns of $516,000 and
          $536,000, respectively) ..........................           8,365,936           10,232,180
     Inventories ...........................................           6,075,061            5,389,653
     Prepaid expenses and other assets .....................             495,158              958,616
     Deferred tax asset ....................................             890,000              890,000
                                                                    ------------         ------------
               Total current assets ........................          57,440,470           65,641,636
PROPERTY AND EQUIPMENT, net ................................           4,907,753            5,073,775
DEFERRED TAX ASSET .........................................          12,685,949           15,103,949
OTHER  ASSET ...............................................             218,704              201,341
                                                                    ------------         ------------
TOTAL ASSETS ...............................................        $ 75,252,876         $ 86,020,701
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable ................................        $    939,798         $  1,791,694
     Accrued salaries, wages, and commissions ..............           2,535,380            4,228,804
     Other liabilities .....................................           2,165,809            2,222,465
                                                                    ------------         ------------
              Total current liabilities ....................           5,640,987            8,242,963
OTHER LIABILITIES ..........................................             340,273              160,536

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
          of $0.40 par value each; issued and outstanding,
          17,424,965 and 18,254,942 shares, respectively               6,969,986            7,301,977
     Additional paid-in capital ............................          76,581,908           88,434,540
     Unearned compensation .................................             (33,000)             (15,000)
     Accumulated other comprehensive loss ..................            (141,000)            (136,000)
     Retained deficit ......................................         (14,106,278)         (17,968,315)
                                                                    ------------         ------------
          Total shareholders' equity .......................          69,271,616           77,617,202
                                                                    ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................        $ 75,252,876         $ 86,020,701
                                                                    ============         ============

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                               Three Months Ended                            Six Months Ended
                                                        ----------------------------------        ----------------------------------
                                                        Jan. 31, 2005        Jan. 31, 2004        Jan. 31, 2005     Jan. 31, 2004
                                                        -------------        -------------        -------------       -------------
Product sales ...................................        $ 16,168,884         $ 17,448,677         $ 33,670,872        $ 33,050,965

Cost of sales and other expenses:
     Cost of medical products ...................           4,283,418            3,967,145            8,587,757           7,786,376
     Selling, general and administrative ........           6,711,939            6,659,517           14,268,521          13,374,067
     Research and development ...................           2,604,131            1,978,868            5,041,835           4,106,111
                                                         ------------         ------------         ------------        ------------
           Total cost of sales and other expenses          13,599,488           12,605,530           27,898,113          25,266,554
                                                         ------------         ------------         ------------        ------------

Operating income ................................           2,569,396            4,843,147            5,772,759           7,784,411
     Gain (loss) on sale of securities ..........               1,950              (15,516)              20,031             (34,033)
     Interest income ............................             306,701              160,570              593,133             320,922
                                                         ------------         ------------         ------------        ------------


Income before income taxes ......................           2,878,047            4,988,201            6,385,923           8,071,300
Provision for income taxes ......................           1,208,886            1,869,900            2,523,886           3,025,900
                                                         ------------         ------------         ------------        ------------

Net income ......................................           1,669,161            3,118,301            3,862,037           5,045,400

Other comprehensive (loss) income, net of tax:
     Unrealized (loss) gain on securities .......            (130,000)              82,000               (5,000)            151,000
                                                                              ------------         ------------        ------------
Comprehensive income ............................        $  1,539,161         $  3,200,301         $  3,857,037        $  5,196,400
                                                         ============         ============         ============        ============

Weighted average number of common
    shares outstanding:
         Basic ..................................          17,669,526           17,774,155           17,875,233          17,775,941
         Diluted ................................          18,294,815           19,163,894           18,740,501          19,109,416

Net income per common share:
         Basic ..................................        $       0.09         $       0.18         $       0.22        $       0.28
                                                         ============         ============         ============        ============
         Diluted ................................        $       0.09         $       0.16         $       0.21        $       0.26
                                                         ============         ============         ============        ============

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                       2005                 2004
                                                                   ------------         ------------

OPERATING ACTIVITIES:
Net income ................................................        $  3,862,037         $  5,045,400
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation ..............................................           1,142,743              844,159
Gain on asset disposal ....................................             (11,569)             (12,525)
Stock compensation expense ................................             141,000              123,646
(Gain) loss on sale of marketable securities ..............              (2,668)              34,033
Deferred taxes ............................................           2,421,864            2,924,030
Decrease (increase) in trade receivables ..................           1,866,244           (1,262,758)
Increase in inventories ...................................            (998,768)            (953,798)
Decrease in prepaid expenses and other assets .............             446,095               31,775
Decrease in trade accounts payable ........................            (851,896)             (35,470)
Decrease in accrued and other liabilities .................          (1,570,343)             (82,756)
                                                                   ------------         ------------
    Net cash provided by operating activities .............           6,444,739            6,655,736
INVESTING ACTIVITIES:
Additions to property and equipment .......................            (660,652)          (1,336,087)
Proceeds from sale of fixed assets ........................               8,860               14,370

Proceeds from sale of marketable securities ...............          26,149,824           11,914,534
Purchase of marketable securities .........................         (23,216,282)         (14,222,867)
                                                                   ------------         ------------
     Net cash provided by (used in) investing activities ..           2,281,750           (3,630,050)

FINANCING ACTIVITIES:
Proceeds from issuance and exercise of options and warrants             777,745            2,060,994
Repurchase of common stock ................................         (13,121,368)          (2,794,306)
                                                                    ------------         ------------

     Net cash used in financing activities ................         (12,343,623)            (733,312)
                                                                   ------------         ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........          (3,617,134)           2,292,374
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........           8,411,784            4,782,942
                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................        $  4,794,650         $  7,075,316
                                                                   ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes ................................        $    217,150         $    101,870
Issuance of restricted stock ..............................              36,000               36,000
Inventory transferred to property and equipment ...........              39,360                 --




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

                                                            Three Months Ended                 Six Months Ended
                                                               January 31,                         January 31,
                                                          2005             2004               2005             2004
                                                    --------------    --------------    --------------    --------------
  Net income:
      Net income - as reported .................... $    1,669,161    $    3,118,301    $    3,862,037    $    5,045,400
      Less estimated stock-based employee
         compensation determined under fair
         value based method, net of tax ...........       (704,000)         (738,000)       (1,288,000)       (1,301,000)
                                                    --------------    --------------    --------------    --------------
      Net income - pro forma ...................... $      965,161    $    2,380,301    $    2,574,037    $    3,744,400
                                                    ==============    ==============    ==============    ==============
  Earnings per common share:
      Basic - as reported ......................... $         0.09    $         0.18    $         0.22    $         0.28
      Less estimated stock-based employee
         compensation determined under
         fair value based method, net of tax ......          (0.04)            (0.05)            (0.08)            (0.07)
                                                    --------------    --------------    --------------    --------------
      Basic - pro forma ........................... $         0.05    $         0.13    $         0.14    $         0.21
                                                    ==============    ==============    ==============    ==============

      Diluted - as reported ....................... $         0.09    $         0.16    $         0.21    $         0.26
      Less estimated stock-based employee
         compensation determined under fair
         value based method, net of tax ...........          (0.04)            (0.04)            (0.07)            (0.06)
                                                    --------------    --------------    --------------    --------------
      Diluted - pro forma ......................... $         0.05    $         0.12    $         0.14    $         0.20
                                                    ==============    ==============    ==============    ==============
      Weighted average common shares
         outstanding
      Basic .......................................     17,669,526        17,774,155        17,875,233        17,775,941
      Diluted .....................................     18,294,815        19,163,894        18,740,501        19,109,416

     We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                                                         2005                       2004
                                                                   ----------------         -----------------
    Risk-free rate......................................               4.1-4.5%                   4.0-4.6%
    Expected dividend yield.............................                     0%                         0%
    Expected stock price volatility.....................                 54-68%                     59-64%
    Expected option term................................               10 years                   10 years
    Fair value per option...............................            $8.72-19.88               $11.85-14.02

     For purposes of determining the pro forma amounts, the fair value of options is amortized to expense over the option-vesting period in determining the pro forma impact. The option-vesting period is six months to four years.

     Beginning with our fiscal year 2006, an in accordance with SFAS 123(R), the Company will be required to recognize the compensation costs relating to share-based transactions in the consolidated statement of operations. See note 4.

3. INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of
     Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as required in the fourth quarter of fiscal year 2004. In September 2004, the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of EITF 03-1. The disclosures prescribed by EITF No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.
     In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payment transactions using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based on the grant-date fair value of those instruments. The revised statement is effective as of the first interim period beginning after June 15, 2005 and will be applicable for all of the Company's fiscal year ending July 31, 2006. The Company is currently determining what impact the newly issued statement will have on its results of operations and financial position. See the "Stock-Based Compensation" discussion in Note 2, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company's net income and income per common share for the three months and six months ended January 31, 2005 and 2004.

5. MARKETABLESECURITIES

     During the quarter ended January 31, 2005, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio as of January 31, 2005 were classified as available-for-sale and consisted primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized loss, net of taxes, on these investments of approximately $130,000 and $5,000, respectively, for the three and six months ended January 31, 2005 is included within other comprehensive loss. The unrealized gain, net of taxes, on these investments, of approximately $82,000 and $151,000, respectively, for the three and six months ended January 31, 2004 is included within other comprehensive gain. The net unrealized loss included in shareholders' equity as of January 31, 2005 was $141,000, net of tax and the net unrealized gain included in shareholders' equity as of January 31, 2004 was $51,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:



                                                          January 31,                  July 31,
                                                              2005                       2004
                                                         --------------            ---------------
     Finished goods.................................     $    2,493,846            $     2,018,152
     Work-in-process................................          1,198,054                  1,260,449
     Raw materials..................................          2,383,161                  2,111,052
                                                         --------------            ---------------
                                                         $    6,075,061             $    5,389,653
                                                         ==============            ===============

7. PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                     January 31,         July 31,
                                        2005               2004                Life
                                     -----------        -----------        -------------
Leasehold improvements ......        $ 2,223,769        $ 2,189,955             10 years
Equipment ...................         10,159,556          9,525,117        3 to 10 years
Assets in construction ......            279,297            526,793                  N/A
                                     -----------        -----------
                                      12,662,622         12,241,865
Less accumulated depreciation          7,754,869          7,168,090
                                     -----------        -----------

Property and equipment - net         $ 4,907,753        $ 5,073,775
                                     ===========        ===========


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

     Total revenues from sales in the United States and outside the United States are as follows:


                                              Three Months Ended        Six Months Ended
                                          -------------------------  ------------------------
                                            Jan. 31      Jan. 31      Jan. 31      Jan. 31
                                              2005         2004         2005         2004
                                          ------------  -----------  -----------  -----------

     United States.....................    $15,617,004  $17,008,188  $32,815,862  $32,318,259
     Non-United States.................        551,880      440,489      855,010      732,706
                                          ------------  -----------  -----------  -----------
     Total revenues....................    $16,168,884  $17,448,677  $33,670,872  $33,050,965
                                          ============  ===========  ===========  ===========

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

10. COMMON STOCK

     During the six months ended January 31, 2005, stock options for the purchase of 70,089 shares of the Company's common stock were exercised at prices between $3.88 and $16.66 per share resulting in proceeds of $347,000. During the six months ended January 31, 2004, stock options and warrants for the purchase of 202,921 shares of the Company's common stock were exercised at prices between $2.22 and $17.50 per share resulting in proceeds of $1,689,000.

     During the six months ended January 31, 2005 and 2004, the Company issued 37,580 and 24,445 shares in connection with its employee stock purchase plan.

     During the six months ended January 31, 2005 and 2004, the Company issued 2,754 and 1,884 shares of restricted stock to the outside members of the Board of Directors.

     During the six months ended January 31, 2005, the Company repurchased 940,400 shares in the public market at stock prices between $10.66 and $18.34 per share for $13,121,000. During the six months ended January 31, 2004, the Company repurchased 161,600 shares in the public market at stock prices between $15.65 and $19.29 per share for $2,794,000.

11. ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:


                  Accrued warranty costs at July 31, 2004........................................          $293,500
                  Payments made for warranty costs...............................................          (208,000)
                  Accrual for product costs......................................................            89,000
                                                                                                         ----------
                  Accrued warranty costs at January 31, 2005.....................................          $171,500
                                                                                                         ==========


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

The Company expanded its product line with the introduction of the XMI(R) Rapid Exchange catheter (XMI RX) in December 2003 for the removal of blood clots in peripheral arteries, the introduction of the AVX(TM)(R) catheter in July 2003 for the removal of blood clots in AV-access grafts and the introduction of the Xpeedior(R) Plus 120 catheter in August 2002 to remove blood clots in peripheral arteries greater than or equal to 3mm in diameter.

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

In addition to the Company's XMI RX and Xpeedior catheters, the XMI catheter and XVG(R) (XVG) catheter continue to be utilized by physicians. The XVG, XMI, XMI RX and Xpeedior catheters feature the Company's patented Cross-Stream(R) Technology. This exclusive technology platform intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient results.

The Company employs a variety of flexible drive unit acquisition programs including outright purchase and various evaluation programs. The Company has no leasing programs for its capital equipment. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle. The Company has signed contracts with eight purchasing groups in order to accelerate orders and increase market penetration. These purchasing groups evaluate and screen new medical technologies on behalf of their members, and once they recommend a technology, such as the AngioJet System, they negotiate pre-determined discounts on behalf of their members. The benefit for the Company is access to the recommended vendor list, along with marketing support provided by the purchasing group. The purchasing groups receive a marketing fee on their member purchases from the Company. These discounts and marketing fees have been offset by the increase in sales to the member hospitals of the purchasing group. There has been no material negative effect on the Company's margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

In April 2004, the Company announced that it had signed a three year agreement to be the exclusive distributor of the Angiometrx Metricath(TM) products in the United States. The Metricath System is an innovative, catheter-based technology that allows cardiologists to quickly and easily measure arterial size during procedures for treatment of coronary artery disease. Such measurements are helpful to select appropriately sized stents to achieve optimum patient outcomes from coronary angioplasty and related stent implantation procedures. The Metricath System was developed in response to the limitations of existing measurement technologies, which require large capital investment and which do not offer the ease of use of the Metricath System. The Metricath(TM) System received FDA 510(k) clearance for sale in the United States in July 2003. During a limited market release it was discovered that the Metricath System had several product design issues that need to be addressed prior to full market release. Angiometrx is currently addressing these product design issues. Future market release for the Metricath System will be dependent upon the resolution of these issues. The Company's AngioJet Rheolytic Thrombectomy System was approved by the U.S. FDA in 1999 for removing thrombus in coronary vessels and saphenous vein bypass grafts during percutaneous coronary intervention (balloon angioplasty and stenting). This approval includes use in heart attack victims, who are assumed to have thrombus whether or not it is angiographically visible. However, in the years following approval, AngioJet was mostly used in patients with large visible thrombus. Some physician customers proposed a study of AngioJet use specifically in heart attack patients. Therefore, in order to further support and expand AngioJet use in such patients, the Company agreed to sponsor a post-marketing study to test the ability of AngioJet treatment to reduce the final infarction size in patients with acute myocardial infarct (heart attack). The AiMI study (AngioJet Rheolytic Thrombectomy In Patients Undergoing Primary Angioplasty for Acute Myocardial Infarction) was a prospective randomized trial that between 2001 and 2004 enrolled 480 patients with anterior or predicted large inferior infarcts at 32 sites in the U.S. and Canada. Visible thrombus at presentation was not a consideration for enrollment. AiMI patients were randomized to receive either AngioJet treatment followed immediately by conventional balloon angioplasty and stenting, or ballooning and stenting alone. The study's primary endpoint was final infarct size assessed by nuclear imaging. Clinical investigators and the Company were blinded to study outcomes until its completion. The AiMI study results were first released in August 2004, and first presented to the cardiology community at the Transcatheter Cardiovascular Therapeutics (TCT) conference in September 2004. The study showed no benefit for infarct size reduction using AngioJet, with larger infarct sizes occurring in the AngioJet treatment group in patients with inferior myocardial infarcts. However, other secondary endpoints were neutral. The AiMI investigators concluded that routine use of AngioJet in all acute heart attack patients to reduce final infarct size cannot be recommended. The results also suggested that there may be a higher mortality risk when using the AngioJet in acute MI, but this is less conclusive because of possibly important clinical differences between the two treatment groups at baseline that favored the control group and the unusually low death rate noted in the control group, compared to other large, recent AMI studies. The investigators also noted that AngioJet has a longstanding history of safe use in elective removal of large and potentially dangerous thrombus, and the selective use of the AngioJet for acute myocardial infarction in cases of such thrombus was not specifically studied in AIMI. Still, these study results have negatively impacted AngioJet catheter sales for coronary applications.

The Company expects U.S. AngioJet System sales to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, introduction of AngioJet System-related products, more face-time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

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

Inventories

Inventories are valued at the lower of cost or market. In order to determine the market value of inventory on a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, sets up a obsolescence reserve for inventory deemed excess or obsolete to estimated market value. Management believes the amount of the reserve for inventory obsolescence is appropriate; however, actual obsolete inventory could differ from the original estimate, requiring adjustments to the reserve.

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

RESULTS OF OPERATIONS

Three and Six Month Periods Ended January 31, 2005 and 2004

Total product sales for the three months ended January 31, 2005 decreased $1,280,000 or 7%, to $16,169,000 compared to $17,449,000 for the comparable period in fiscal 2004. Total product sales for the six months ended January 31, 2005 increased $620,000, or 2%, to $33,671,000 compared to $33,051,000 for the comparable period in fiscal 2004. The Company recorded net income for the quarter ended January 31, 2005 of $1,669,000, or $0.09 per diluted share, compared to net income of $3,118,000, or $0.16 per diluted share, in the comparable quarter in 2004. For the six months ended January 31, 2005, the Company recorded net income of $3,862,000 or $0.21 per diluted share, compared to net income of $5,045,000, or $0.26 per diluted share, in the same period in 2004.

Revenue - AngioJet System

U.S. AngioJet System revenue for the three months ended January 31, 2005 decreased 8% to $15,585,000 from $17,001,000 for the same period in 2004. U.S. AngioJet System revenue for the six months ended January 31, 2005 increased 1% to $32,783,000 from $32,311,000 for the same period in 2004. The main factor in the revenue decrease during the second quarter is due to the negative impact from the results of the AiMI post-marketing study. The nominal increase in revenue during the six months ended January 31, 2005 as compared to 2004 is also due to this same impact from the results of the AiMI post-marketing study.

As of January 31, 2005, the Company had a total of 1,422 domestic drive units in the field, compared to 1,168 drive units at January 31, 2004, and 1,371 units as of October 31, 2004. During the three month period ended January 31, 2005, the Company's catheter sales decreased approximately 6% to approximately 12,000 catheters versus approximately 12,800 catheters in the same prior year period. During the six month period ended January 31, 2005, the Company's catheter sales increased approximately 2% to approximately 24,900 catheters versus approximately 24,200 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 8.3 in the second quarter of fiscal 2004, compared to a rate of 10.8 in the same prior year period, and compared to a rate of 9.3 in the first quarter of fiscal 2005. The Company sold 58 and 115 drive units during the three and six months ended January 31, 2005, respectively, compared to 51 and 106 drive units in the same periods in the prior year, respectively.

Foreign sales of the AngioJet System for the three and six month periods ended January 31, 2005 were $552,000 and $855,000, respectively. This compared to foreign sales of the AngioJet System of $440,000 and $733,000, respectively, for the same periods the previous year. The Company has recently hired an outside consultant to expand product penetration in Germany. Limited foreign sales are primarily due to cost constraints in overseas markets. In European markets, where public sector funds are more crucial for hospital operation, Euro devaluations generated higher public sector deficits, which, in turn, forced reductions in hospital procedure and equipment budgets.

Cost of Medical Products

Cost of medical products increased $316,000 to $4,283,000 in the three month period ended January 31, 2005 over the same period in the previous year, and increased $801,000 to $8,588,000 for the six month period ended January 31, 2005 over the same period in the previous year. These increases are primarily due to the unallocated production overhead and the increase in overhead.

For the three months ended January 31, 2005, gross profit decreased by $1,596,000 to $11,885,000 over the same period in the previous year. This resulted in a gross profit margin of 74% as a percentage of product sales. Gross profit decreased $181,000 to $25,083,000, or 74% as a percentage of product sales, for the six month period ended January 31, 2005 over the same period in the previous year. This compares to gross margins as a percentage of product sales of 77% and 76% for the three and six month periods ended January 31, 2004. The decrease in the gross margin rate for the three and six months ending January 31, 2005 was primarily due to lower revenue and to lower mix of XMI RX and XMI catheters compared to the same periods in the previous year. This was offset by the impact of higher international sales versus the prior year period. The Company believes that gross margins as a percent of sales will be in the lower to mid seventies for the remainder of fiscal 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $52,000 to $6,712,000 for the three months ended January 31, 2005 and increased $894,000 to $14,269,000 for the six months ended January 31, 2005, compared to the same periods in the previous year. The primary factors in the changes in the expense for the three months ended January 31, 2005 were $283,000 of additional expenses associated with the growth in the sales force, increased medical insurance expense of $204,000 and increased depreciation of $112,000. These increases were offset by a reduction in marketing clinical trial expense of $394,000 and reduction in incentives of $141,000. The primary factors for the expense increase for the six months ended January 31, 2005 were the $623,000 additional expenses associated with the growth in the sales force, increased medical insurance expense of $424,000, increase in executive benefit plan expense of $162,000, increase in depreciation of $220,000, an increase in sales conventions and sales meetings of $136,000, and increase in building rent and operating costs of $108,000 and an increase in patent expense of $113,000. This increase was partially offset by a reduction in expenses associated with marketing clinical trials of $572,000 and a reduction of incentives of $215,000.

Research and Development Expense

Research and development expense increased $625,000 to $2,604,000, in the three months ended January 31, 2005, when compared to the same period in the prior year. Research and development expense increased $936,000 to $5,042,000 in the six months ended January 31, 2005. The increase was largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, 6 French peripheral catheter and projects relating to the improvement of the rapid exchange catheter and the distal occlusion guidewires. We expect research and development expense to remain relatively stable for the balance of the fiscal year.

Interest Income

Interest income increased $146,000 in the three months ended January 31, 2005 to $307,000, when compared to the same period in the prior year. Interest income increased $272,000 in the six months ended January 31, 2005, when compared to the same period in the prior year. The increase was due to the recent interest rate increases and the increase in the amount of cash available for investments. Excess cash is invested in an enhanced cash management portfolio of marketable securities. The Company expects interest income to increase in fiscal 2005 as compared to fiscal 2004 as cash is generated from operations.

Provision For Income Taxes

The Company recorded a provision for income taxes of $1,209,000 and $1,870,000 for the three months ended January 31, 2005 and 2004, respectively. The Company recorded a provision for income taxes of $2,524,000 and $3,026,000 for the six months ended January 31, 2005 and 2004, respectively.

During the second quarter of fiscal 2005 the Company determined it had nexus in states in which it had not previously filed corporate state income tax returns. The Company will file the appropriate corporate state income tax returns in these states including prior years to obtain the appropriate net operating loss carry-forwards. The Company expensed an additional $100,000 of corporate state income tax expense relating to the filing of these state corporate income tax returns during the three months ended January 31, 2005. Going forward the corporate income tax rate is expected to be approximately 38%.

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


LIQUIDITY AND CAPITAL RESOURCES

The  Company's  cash,  cash  equivalents  and  marketable   securities   totaled
approximately  $41,614,000  at January 31, 2005 versus  $48,171,000  at July 31,
2004.

The $6,557,000 net decrease in cash, cash equivalents and marketable securities in the most recent six-month period was primarily due to the use of
$13,121,000of cash to repurchase common stock offset by net cash provided by operating activities of $6,445,000. Net cash provided by operating activities was primarily due to the net income of $3,862,000, depreciation of $1,143,000, non-cash stock compensation expense of $141,000 and a decrease in the deferred tax asset of $2,422,000, a decrease in accounts receivable of $1,866,000 and a decrease in prepaid expenses of $446,000. This net cash provided by operating activities was partially offset by an increase in inventory of $999,000, a decrease in accounts payable of $852,000 and a decrease in accrued and other liabilities of $1,570,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryovers to offset current taxes payable. The decrease in accounts receivable was due to the reduced revenue in the second quarter of fiscal 2005 compared to the first quarter of fiscal 2005. The decrease to prepaid expenses was due to the expensing of prepaid insurance. Inventory increased to meet the expected increase in demand of the AngioJet System. This demand was less than expected due to the AiMI post-marketing study results. The decrease in accounts payable and accrued liabilities were due to the timing of payments. This decrease included the payment of fiscal 2004 corporate incentives in September 2004. Cash provided in investing activities was $2,282,000 including the net proceeds of marketable securities of $2,934,000 and the purchase of $661,000 of property and equipment. Net cash used in financing activities was $12,344,000, which resulted from the repurchase of 940,400 shares of the Company's stock in open market transactions for $13,121,000, offset by the cash received in connection with the exercise of stock options of $778,000.

The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business and the repurchase of its common stock as authorized by the Board of Directors.


OFF-BALANCE SHEET OBLIGATIONS

The Company does not have any material off-balance-sheet arrangements.


OUTLOOK

The Company expects overall revenue from the AngioJet System, primarily in the United States, will be in the range of $64 million to $66 million in fiscal 2005. Gross margin as a percent of sales for fiscal 2005 is expected to be in the low to mid seventies. The Company expects selling, general and administrative expenses to be relatively flat throughout the remainder of fiscal 2005 as a result of the Company's recent expansion of its sales force to enhance market penetration and to address customer concerns about the recent AiMI post-marketing study results. Research and development expenditures are expected to be consistent with the levels during the first two quarters of fiscal 2005. This level may change if the Company initiates a clinical trial relating to deep vein thrombosis and or pulmonary embolism. The Company expects net income per diluted share for the full year in the range of $0.30 to $0.36. The Company anticipates third quarter revenue to be approximately $15 million and net income in the range of $0.04 to $0.07 per diluted share.

FORWARD-LOOKING STATEMENTS

Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, and particularly the statements made in the section captioned "Outlook," are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to among other things, financial projections such as anticipated gross margins, overall revenue, expected expense levels, anticipated revenue increases and investment levels.

Forward-looking statements in this 10-Q are based on the Company's current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that could affect the realization of forward looking statements include:

o    changes in clinical and market acceptance of our products;
o changes in the health care industry generally, such as restrictions imposed on sales time at interventional labs; consolidation of industry participants, cost containment and trends toward managed care;
o changes in supplier requirements by group purchasing organizations; unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes;
o    changes in governmental laws and regulations;
o    changes in reimbursement;
o the development of new competitive products such as inexpensive aspiration devices, combined aspiration/occlusion products and compounds that may make our products obsolete;
o    sudden restrictions in supply of key materials;
o the effectiveness of our sales and marketing efforts in re-establishing coronary product usage,
o    our ability to effectively manage new product development timelines,
o our ability to generate suitable clinical registry data to support growing use of the AngioJet in coronary applications,
o our the ability to obtain additional regulatory approvals on a timely basis;
o    our ability to obtain regulatory clearance in new foreign markets and
o our ability to retain and motivate skilled employees, especially for sales positions.

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

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD") except for product sales in Germany, which are in Euro's. The German product sales were minimal during the second quarter. As of January 31, 2005, the Company opened a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of January 31, 2005.

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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended January 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or are is likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM.  2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(C)    COMPANY REPURCHASES OF EQUITY SECURITIES


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (d) Maximum Number (or
                                                                                                              Approximate Dollar
                                                                                   (c) Total Number of       Value) of Shares that
                                                                                Shares Purchased as Part     May Yet Be Purchased
                                     (a) Total Number of     (b) Average Price    of Publicly Announced       Under the Plans or
              Period                Shares Purchased (1)       Paid per Share       Plans or Programs            Programs (1)
----------------------------------------------------------------------------------------------------------------------------------
 November 1, 2004 to
  November 30, 2004                           -                      -                      -                          -
----------------------------------------------------------------------------------------------------------------------------------
 December 1, 2004 to
  December 31, 2004                        182,400                 $12.21                182,400                       -
----------------------------------------------------------------------------------------------------------------------------------
January 1, 2005 to
 January 31, 2005                          255,000                 $13.01                255,000                       -
----------------------------------------------------------------------------------------------------------------------------------
              Total                        437,400                 $12.56                437,400                       -
----------------------------------------------------------------------------------------------------------------------------------


(1) The Company repurchased an aggregate of 437,400 shares of its common stock pursuant to the repurchase program that it publicly announced on August 23, 2004 providing for the repurchase of shares having a value of up to $10,000,000. The shares were purchased in open market transactions. The Company purchased all of the remaining shares under the August 2004 authorization during the second quarter of fiscal 2005. On February 23, 2005, the Company announced authorization to use up to an additional $15 million to effect stock repurchases through December 2006.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              a. The 2004 annual meeting of shareholders of Possis Medical, Inc. was held on December 8, 2004.

              b. By the following vote, management's nominees were elected as directors of the Corporation for one year or until their successors are elected and qualified:


                                                                         FOR                  WITHHELD
                                                                     -----------             ---------


                      Robert G. Dutcher .....................        15,778,711                359,638
                      Mary K. Brainerd.......................        15,200,974                937,375
                      Seymour J. Mansfield...................        15,734,549                403,800
                      William C. Mattison, Jr................        15,115,191              1,023,158
                      Whitney A. McFarlin....................        14,461,731              1,676,618
                      Donald C. Wegmiller....................        15,290,765                847,584
                      Rodney A. Young........................        14,464,612              1,673,737

                  The names of each Director whose term of office as a Director continued after the meeting are as follows: Robert
                  G. Dutcher, Mary K, Brainerd, Seymour J. Mansfield, William
                  C. Mattison, Jr., Whitney A. McFarlin, Donald C. Wegmiller, and Rodney A. Young.

c. By a vote of 15,088,597 in the affirmative, 1,002,529 in the negative and 47,223 abstaining, the appointment of Deloitte & Touche LLP as the Corporation's certified public accountants was ratified.



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



                                        POSSIS MEDICAL, INC.



DATE:  March 4, 2005                BY: /s/ ROBERT G. DUTCHER
                                        ----------------------------------------
                                           ROBERT G. DUTCHER
                                           Chairman, President and
                                           Chief Executive Officer





DATE:  March 4, 2005                BY: /s/ EAPEN CHACKO
                                       -----------------------------------------
                                          EAPEN CHACKO
                                          Vice President of Finance and
                                          Chief Financial Officer

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