Form 10-Q
period 2005-04-30
POSSIS MEDICAL INC
filed 2005-06-09
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended April 30, 2005

                                       or

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
             (exact name of registrant as specified in its charter)

         Minnesota                                         41-0783184
----------------------------------------            ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation organization)                            Identification No.)

  9055 Evergreen Blvd NW   Minnesota MN                    55433-8003
----------------------------------------            ----------------------------
(Address of principal executive offices)                   (Zip Code)

                                  783-780-4555
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of May 28, 2005 was 17,280,663.

                              POSSIS MEDICAL, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Consolidated Balance Sheets, April 30, 2005
          and July 31, 2004................................................  3

          Consolidated Statements of Income and Comprehensive Income for
          the three and nine months ended April 30, 2005 and 2004..........  4

          Consolidated Statements of Cash Flows for the
          nine months ended April 30, 2005 and 2004 .......................  5

          Notes to Consolidated Financial Statements.......................  6

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 11

 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ...... 18

 ITEM 4.  Controls and Procedures.......................................... 18

PART II.  OTHER INFORMATION

 ITEM 1.  Legal Proceedings................................................ 19

 ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds...... 19

 ITEM 5.  Other Information................................................ 20

 ITEM 6.  Exhibits......................................................... 21

          SIGNATURES....................................................... 22

PART 1   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           April 30, 2005      July 31, 2004
                                                                           --------------      ---------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents......................................       $    3,203,322      $    8,411,784
     Marketable securities..........................................           39,017,483          39,759,403
Trade receivables (less allowance for doubtful
          accounts and returns of $632,000 and
          $536,000, respectively)...................................            7,655,043          10,232,180
     Inventories....................................................            6,123,597           5,389,653
     Prepaid expenses and other assets..............................              671,407             958,616
     Deferred tax asset.............................................              890,000             890,000
                                                                            -------------       -------------

               Total current assets.................................           57,560,852          65,641,636
PROPERTY AND EQUIPMENT, net.........................................            5,063,387           5,073,775
DEFERRED TAX ASSET..................................................           12,371,596          15,103,949
OTHER  ASSET........................................................              421,421             201,341
                                                                           --------------      --------------

TOTAL ASSETS........................................................       $   75,417,256      $   86,020,701
                                                                           ==============      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable.........................................       $    1,438,776      $    1,791,694
     Accrued salaries, wages, and commissions.......................            2,313,249           4,228,804
     Other liabilities..............................................            2,410,531           2,222,465
                                                                           ---------------     --------------
              Total current liabilities.............................            6,162,556           8,242,963
OTHER LIABILITIES...................................................              421,421             160,536

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock-authorized, 100,000,000 shares
          of $0.40 par value each; issued and outstanding,
              17,280,663 and 18,254,942 shares, respectively........            6,912,265           7,301,977
Additional paid-in capital..........................................           75,167,465          88,434,540
Unearned compensation...............................................              (24,000)            (15,000)
Accumulated other comprehensive loss................................             (132,000)           (136,000)
Retained deficit....................................................          (13,090,451)        (17,968,315)
                                                                           --------------      --------------
          Total shareholders' equity................................           68,833,279          77,617,202
                                                                           --------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................       $   75,417,256      $   86,020,701
                                                                           ==============      ==============


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)



                                                    Three Months Ended                    Nine Months Ended
                                             April 30, 2005     April 30, 2004     April 30, 2005     April 30, 2004
                                             --------------   ----------------   ----------------   ----------------
Product sales                                  $15,101,977        $19,329,399        $48,772,849        $52,380,364
Cost of sales and other expenses:
   Cost of medical products                      4,155,261          4,781,377         12,743,018         12,567,753
   Selling, general and administrative           6,858,222          7,379,482         21,126,743         20,753,549
   Research and development                      2,589,657          2,408,544          7,631,492          6,514,655
                                             --------------   ----------------   ----------------   ----------------
       Total cost of sales and other expenses   13,603,140         14,569,403         41,501,253         39,835,957
                                             --------------   ----------------   ----------------   ----------------
Operating income
                                                 1,498,837          4,759,996          7,271,596         12,544,407
   Interest income                                 320,095            197,748            913,228            518,670
   Loss on sale of securities                     (121,105)               --            (101,074)           (34,033)
                                             --------------   ---------------    ----------------   ----------------

Income before income taxes                       1,697,827          4,957,744          8,083,750         13,029,044
Provision for income taxes                         682,000          1,862,051          3,205,886          4,887,951
                                             --------------   ----------------   ----------------   ----------------

Net Income                                       1,015,827          3,095,693          4,877,864          8,141,093

Other comprehensive income (loss), net of
 tax:
        Unrealized gain (loss) on securities         9,000           (155,000)             4,000             (4,000)
                                             --------------   ----------------   ----------------   ----------------

Comprehensive income                            $1,024,827         $2,940,693         $4,881,864         $8,137,093
                                             ==============   ================   ================   ================

Weighted average number of common shares
 outstanding:
       Basic                                    17,405,676         18,002,188         17,722,145         17,850,256
       Diluted                                  17,871,140         19,791,622         18,470,555         19,397,477

Net income per common share:
       Basic                                         $0.06              $0.17              $0.28              $0.46
                                             ==============   ================   ================   ================
       Diluted                                       $0.06              $0.16              $0.26              $0.42
                                             ==============   ================   ================   ================



See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                                     2005               2004
                                                                               ---------------    -----------------
 OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $4,877,864           $8,141,093
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,729,323            1,304,988
 Loss (gain) on asset disposal . . . . . . . . . . . . . . . . . .  . . . .             24,454              (52,318)
  Stock compensation expense . . . . . . . . . . . . . . . . . . . . . . .             150,000              132,646
  Loss on sale of marketable securities  . . . . . . . . . . . . . . . . . .           118,585               34,033
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,732,776            4,631,030
   Decrease (increase) in trade receivables  . . . . . . . . . . . . . . . .         2,577,137           (1,941,302)
   Increase in inventories  . . . . . . . . . . . . . . . . . . . . . . .  .        (1,182,302)          (1,452,352)
       Decrease (increase) in prepaid expenses and other assets . . . .. . .            67,129              (80,645)
   (Decrease) increase in trade accounts payable . . . . . . . . . . . . . .          (352,918)           1,047,049
   (Decrease) in accrued and other liabilities . . . . . . . . . . . . . . .        (1,466,604)            (187,502)
                                                                               ---------------    -----------------
        Net cash provided by operating activities  . . . . . . . . . . . . .         9,275,444           11,576,720

 INVESTING ACTIVITIES:
   Additions to property and equipment . . . . . . . . . . . . . . . . . . .        (1,303,891)          (2,087,502)
   Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . . . .             8,860               55,110
   Proceeds from sale of marketable securities . . . . . . . . . . . . . . .        49,395,440           17,004,534
   Purchase of marketable securities . . . . . . . . . . . . . . . . . . . .       (48,768,528)         (24,503,052)
                                                                               ---------------    -----------------
        Net cash used in investing activities  . . . . . . . . . . . . . . .          (668,119)          (9,530,910)

 FINANCING ACTIVITIES:
         Proceeds from issuance and exercise of options and warrants . . . .           925,241            5,538,948
 Repurchase of common stock            . . . . . . . . . . . . . . . . . . .       (14,741,028)          (5,020,016)
                                                                               ---------------    -----------------
       Net cash (used in) provided by financing activities . . . . . . . . .       (13,815,787)             518,932
                                                                               ---------------    -----------------

                         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  .        (5,208,462)           2,564,742
                         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. .         8,411,784            4,782,942
                                                                               ---------------    -----------------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . .        $3,203,322           $7,347,684
                                                                               ===============    =================

 SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . .        $  593,600           $  153,900
  Issuance of restricted stock . . . . . . . . . . . . . . . . . . . . . . .            36,000               36,000
  Inventory transferred to property and equipment  . . . . . . . . . . . . .            39,358                    -


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's fiscal 2004 Annual Report on Form 10-K.

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



                                                   Three Months Ended               Nine Months Ended
                                              -----------------------------     --------------------------
                                                  April 30,      April 30,       April 30,     April 30,
                                                    2005           2004            2005          2004
                                              ---------------   -----------     -----------  ------------
Net Income - as reported......................    $1,015,827    $3,095,693      $4,877,864   $8,141,0933
      Less estimated stock-based
       Employee compensation determined under
        fair value based method, net of tax...      (671,000)   (1,495,000)     (1,959,000)  (2,796,0000)
                                              ---------------   -----------     -----------  ------------
                        Net income - pro forma      $344,827    $1,600,693      $2,918,864   $5,345,0933
                                              ===============   ===========     ===========  ============
Earnings per share:
     Basic - as reported......................         $0.06         $0.17           $0.28        $0.466
     Less estimated stock-based
       Employee compensation determined under
        fair value based method, net of tax...         (0.04)        (0.08)          (0.12)        (0.16)
                                              ---------------   -----------     -----------  ------------
     Basic - pro forma........................         $0.02         $0.09           $0.16         $0.30
                                              ===============   ===========     ===========  ============

     Diluted - as reported....................         $0.06         $0.16           $0.26         $0.42
     Less estimated stock-based
       Employee compensation determined under
        fair value based method, net of tax...         (0.04)        (0.08)          (0.10)        (0.14)
                                              ---------------   -----------     -----------  ------------
     Diluted - pro forma......................         $0.02         $0.08           $0.16         $0.28
                                              ===============   ===========     ===========  ============
Weighted average common shares outstanding
       Basic..................................    17,405,676    18,002,188      17,722,145    17,850,256
       Diluted................................    17,871,140    19,791,622      18,470,555    19,397,477


We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:


                                                     2005                2004
                                                 -------------     -------------
  Risk-free rate................................     4.1-4.5%          3.9-4.6%
  Expected dividend yield.......................           0%                0%
  Expected stock price volatility...............       54-68%            58-64%
  Expected option term..........................     10 Years          10 years
  Fair value per option.........................  $6.04-19.88      $11.38-20.22


For purposes of determining the pro forma amounts, the fair value of options is amortized to expense over the option-vesting period in determining the pro forma impact. The option-vesting period is six months to four years.

Beginning with our fiscal year 2006, in accordance with SFAS 123(R), the Company will be required to recognize the compensation costs relating to share-based transactions in the consolidated statement of operations. See note 4.

3.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. In April 2005, the effective date of FAS No. 123(R) was delayed until the first quarter of fiscal 2006. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. See the "Stock-Based Compensation" discussion in Note 2, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company's net income and income per common share for the three months and nine months ended April 30, 2005 and 2004.

     In April 2005, the FASB issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to SFAS No. 143 - "Accounting for Asset Retirement Obligations". The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event. FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized. Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005. Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption. Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes. The Company is evaluating the impact of FIN No. 47, however, it is not expected to have a material impact on results of operations or financial position.

5.   MARKETABLE SECURITIES

     During the quarter ended April 30, 2005, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio as of April 30, 2005 were classified as available-for-sale and consisted primarily of U.S. government securities and corporate bonds. These investments are reported at fair value.

     For the three and nine months ended April 30, 2005, the unrealized gain, net of taxes, on these investments of approximately $9,000 and $4,000, respectively, is included within other comprehensive income (loss). For the three and nine months ended April 30, 2004, the unrealized loss, net of taxes, on these investments, of approximately $155,000 and $4,000, respectively, is included within other comprehensive income (loss).

     The net unrealized loss included in shareholders' equity as of April 30, 2005 was $132,000, net of tax and the net unrealized loss included in shareholders' equity as of April 30, 2004 was $104,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:


                                         April 30,            July 31,
                                           2005                 2004
                                      --------------       ---------------
         Finished goods..........     $    2,510,575       $     2,018,152
         Work-in-process.........          1,174,439             1,260,449
         Raw materials...........          2,438,583             2,111,052
                                      --------------       ---------------
                                      $    6,123,597       $     5,389,653
                                      ==============       ===============

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                        April 30,     July 31,
                                          2005          2004           Life
                                       -----------    -----------   -----------
      Leasehold improvements......... $  2,223,769   $  2,189,955     10 years
      Equipment......................   10,275,336      9,525,117  3 to 10 years
      Assets in construction.........      515,934        526,793        N/A
                                       -----------    -----------
                                        13,015,039     12,241,865
      Less accumulated depreciation..    7,951,652      7,168,090
                                       -----------    ----------

      Property and equipment - net... $  5,063,387   $  5,073,775
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

     Total revenues from sales in the United States and outside the United States are as follows:


                                         Three Months Ended                      Nine Months Ended
                                 April 30, 2005    April 30, 2004       April 30, 2005       April 30, 2004
                              ------------------ ------------------- --------------------- ------------------

      United States. . . . .     $ 14,689,690      $ 18,898,765         $ 47,505,552          $ 51,217,024
      Non-United States. . .          412,287           430,634            1,267,297             1,163,340
                              ------------------ ------------------- --------------------- ------------------
      Total Revenues . . . .     $ 15,101,977      $ 19,329,399         $ 48,772,849          $ 52,380,364
                              ================== =================== ===================== ==================


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

10.  COMMON STOCK

     During the nine months ended April 30, 2005, stock options for the purchase of 97,787 shares of the Company's common stock were exercised at prices between $3.88 and $16.66 per share resulting in proceeds of $494,000. During the nine months ended April 30, 2004, stock options and warrants for the purchase of 526,535 shares of the Company's common stock were exercised at prices between $2.22 and $20.60 per share resulting in proceeds of $5,165,000.

     During the nine months ended April 30, 2005 and 2004, the Company issued 37,580 and 24,612 shares in connection with its employee stock purchase plan.

     During the nine months ended April 30, 2005 and 2004, the Company issued 2,754 and 1,884 shares of restricted stock to the outside members of the Board of Directors. Board of Directors compensation expense included in Selling, General & Administrative Expense was $27,000 and $27,000 for the nine months ended April 30, 2005 and 2004, respectively.

     During the nine months ended April 30, 2005, the Company repurchased 1,112,400 shares in the public market at stock prices between $9.35 and $18.34 per share for $14,741,000. During the nine months ended April 30, 2004, the Company repurchased 243,400 shares in the public market at stock prices between $15.65 and $27.78 per share for $5,020,000.

11.  ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:


           Accrued warranty costs at July 31, 2004.......   $   293,500
           Payments made for warranty costs..............       (337,700)
           Provision for warranty costs..................       188,500
                                                            -----------
           Accrued warranty costs at April 30, 2005......   $   146,500
                                                            ===========

12.  SUBSEQUENT EVENT

     The Company is aware of a shareholder lawsuit filed June 3, 2005 in the federal courts of the State of Minnesota alleging that Possis Medical, Inc. and named individual officers violated federal securities laws during a period beginning in 2002. The Complaint seeks class action status and unspecified damages. At this time the Company has not been served with a copy of the complaint. Possis Medical believes that the allegations of the lawsuit are without merit and intends to contest the lawsuit vigorously.

     We do not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution of these matters is possible and could have a material adverse effect on our results of operations, financial condition or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Possis Medical Inc. develops, manufactures, and markets pioneering medical devices for mechanical thrombectomy in native coronary arteries and coronary bypass grafts, leg arteries and in kidney dialysis access grafts. Our primary product, the AngioJet(R) RheolyticTM Thrombectomy System (AngioJet System) uses miniaturized waterjet technology, which enables interventional cardiologists, interventional radiologists, vascular surgeons, and other specialists to rapidly, safely and effectively remove blood clots throughout the body.


The proprietary AngioJet System consists of a drive unit (capital equipment), a disposable pump set that delivers pressurized saline to a catheter, and a variety of disposable catheters that are specifically designed for particular clinical indications. The AngioJet coronary catheter is a Class III medical device and is marketed in the U.S. under an approved PMA. The AngioJet av-access and peripheral arterial catheters are Class II devices are marketed in the U.S. under cleared 510(k) submissions.

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

Revenue Recognition

Revenues associated with AngioJet drive units that are maintained at customer locations are recognized, and title and risk of loss on those drive units is transferred to the customer, when the Company receives a valid purchase order from the customer. Revenue is not recognized for AngioJet drive units that are maintained at customer locations as evaluation drive units. The Company does not lease AngioJet drive units. Revenues associated with products that are shipped to customers from the Company's facilities are recognized, and title and risk of loss are transferred to the customer, when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized. Revenue recognition for drive unit extended warranties is amortized on a straight-line basis over the life of the warranty period.

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

Results of Operations

Three and Nine Month Periods Ended April 30, 2005 and 2004

Summary

Total product sales for the three months ended April 30, 2005 decreased $4,227,000 or 22%, to $15,102,000 compared to $19,329,000 for the comparable period in fiscal 2004. Total product sales for the nine months ended April 30, 2005 decreased $3,607,000, or 7%, to $48,773,000 compared to $52,380,000 for the comparable  period in fiscal  2004.

The Company recorded net income for the quarter ended April 30, 2005 of $1,016,000, or $0.06 per diluted share, compared to net income of $3,096,000, or $0.16 per diluted share, in the comparable quarter in 2004. For the nine months ended April 30, 2005, the Company recorded net income of $4,878,000 or $0.26 per diluted share, compared to net income of $8,141,000, or $0.42 per diluted share, in the same period in 2004.

Revenue

U.S. product sales for the three months ended April 30, 2005 decreased 22% to $14,690,000 from $18,888,000 for the same period in 2004. U.S. product sales for the nine months ended April 30, 2005 decreased 7% to $47,506,000 from $51,199,000 for the same period in 2004. The main factor in the revenue decrease during both periods is the negative impact from the results of the AiMI post-marketing study.

As of April 30, 2005, the Company had a total of 1,461 domestic drive units in the field, compared to 1,255 drive units at April 30, 2004, and 1,422 units as of January 31, 2005. During the three month period ended April 30, 2005, the Company's catheter sales decreased approximately 14% to approximately 11,600 catheters versus approximately 13,500 catheters in the same prior year period. During the nine month period ended April 30, 2005, the Company's catheter sales decreased approximately 3% to approximately 36,600 catheters versus approximately 37,800 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 7.8 in the third quarter of fiscal 2005, compared to a rate of 10.8 in the same prior year period, and compared to a rate of 8.3 in the second quarter of fiscal 2005. The Company sold 50 and 165 drive units during the three and nine months ended April 30, 2005, respectively, compared to 88 and 194 drive units in the same periods in the prior year, respectively.

Foreign product sales for the three months ended April 30, 2005 decreased 4% to $412,000 from $431,000 for the same period in 2004. Foreign product sales for the nine months ended April 30, 2005 increased 9% to $1,267,000 from $1,163,000 for the same period in 2004. The Company has recently hired an outside consultant to expand product penetration in Germany. Limited foreign sales are primarily due to cost constraints in overseas markets.

Cost of Medical Products

Cost of medical products decreased $626,000 to $4,155,000 in the three-month period ended April 30, 2005 over the same period in the previous year. The decrease was primarily due to the reduction in AngioJet System product unit sales offset by higher production overhead on lower units produced combined with an increase in overhead costs. Cost of medical products increased $175,000 to $12,743,000 for the nine-month period ended April 30, 2005 over the same period in the previous year. This increase is primarily due to the increase in overhead offset by the reduction in AngioJet System product unit sales.

Gross profit decreased by $3,601,000 to $10,947,000, or 72% of product sales, for the three months ended April 30, 2005, from $14,548,000 or 75% of product sales in the same period in the previous year. Gross profit decreased by $3,783,000 to $36,030,000, or 74% of product sales, for the nine months ended April 30, 2005, from $39,813,000 or 76% of product sales for the nine months ended April 30, 2004. The decrease in the gross profit margin for the three and nine months ending April 30, 2005 was primarily due to lower revenue and to a shift to products carrying a lower gross profit margin compared to the same periods in the previous year. The Company believes that gross margins as a percent of sales will be in the lower to mid seventies for the remainder of fiscal 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $521,000 to $6,858,000 or 45% of product sales, for the three months ended April 30, 2005 from $7,379,000 or 38% of product sales for the three months ended April 30, 2004. Selling, general and administrative expense increased $373,000 to $21,127,000 or 43% of product sales for the nine months ended April 30, 2005, compared to $20,475,000 or 40% of product sales for the nine months ended April 30, 2004.

The primary factors in the changes in the expense for the three months ended April 30, 2005 were the reduction in incentives of $267,000, reduced commissions of $176,000, decrease in sales materials of $237,000, decrease in contract labor of $143,000 decrease in sales demos of $121,000, a decrease in patent attorney fees of $103,000 a decrease in supplies of $100,000. These decreases were offset by $218,000 of additional expenses associated with the growth in the sales force, increased medical insurance expense of $315,000 and increased Sarbanes-Oxley related professional fees of $217,000.

The primary factors for the expense increase for the nine months ended April 30, 2005 were the $841,000 additional expenses associated with the growth in the sales force, increased employee medical benefit costs of $739,000, increase in professional fees of $319,000, increase in executive benefit plan expense of $180,000, increase in depreciation of $290,000, and an increase in building rent and operating costs of $176,000. This increase was partially offset by a reduction in expenses associated with marketing clinical trials of $562,000, a reduction of incentives of $482,000, a decrease in sales materials and sales demos of $339,000, a decrease in outside services of $301,000 and a decrease in contract labor of $218,000.

Research and Development Expense

Research and development expense increased $181,000 to $2,590,000, or 17% of product sales in the three months ended April 30, 2005, from $2,409,000 or 13% of product sales in the three months ended April 30, 2004. Research and development expense increased $1,117,000 to $7,631,000, or 16% of product sales in the nine months ended April 30, 2005, from $6,515,000 or 12% of product sales in the nine months ended April 30, 2004. The increases were largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, 6 French peripheral catheter and projects relating to the improvement of the rapid exchange catheter and the distal occlusion guidewires. We expect research and development expense to remain relatively stable for the balance of the fiscal year.

Interest Income

Interest income increased $122,000 in the three months ended April 30, 2005 to $320,000, when compared to the same period in the prior year. Interest income increased $395,000 in the nine months ended April 30, 2005, when compared to the same period in the prior year. The increase was due to the recent interest rate increases and the increase in the amount of cash available for investments. Excess cash is invested in an enhanced cash management portfolio of marketable securities. The Company expects interest income to increase in fiscal 2005 as compared to fiscal 2004 as cash is generated from operations.

Loss On Sale of Securities

Loss on sales of securities was $121,000 in the three months ended April 30, 2005. There was no loss on sale of securities for the three months ended April 30, 2004. Loss on sale of securities for the nine months ended April 30, 2005 and 2004 was $101,000 and $34,000, respectively. The losses were due to the recent interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

The Company recorded a provision for income taxes of $682,000 and $1,862,000 for the three months ended April 30, 2005 and 2004, respectively. The Company recorded a provision for income taxes of $3,206,000 and $4,888,000 for the nine months ended April 30, 2005 and 2004, respectively.

During the second quarter of fiscal 2005 the Company determined it had nexus in states in which it had not previously filed corporate state income tax returns. The Company will file the appropriate corporate state income tax returns in these states, including returns for prior years to obtain the appropriate net operating loss carry-forwards. The Company expensed an additional $165,000 of corporate state income tax expense relating to the filing of these state corporate income tax returns during the nine months ended April 30, 2005. For the remainder of fiscal 2005, the corporate income tax rate is expected to be approximately 40.2%.

The Company became profitable in the third quarter of fiscal 2001 and has maintained profitability since that time. In fiscal 2004 and 2003, the Company increased its deferred tax asset by an additional $2,578,000 and $2,777,000, respectively. These increases were related to tax benefits from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance is necessary as it is more likely than not that $690,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

The  Company's  cash,  cash  equivalents  and  marketable   securities   totaled
approximately $42,221,000 at April 30, 2005 versus $48,171,000 at July 31, 2004.

The $5,950,000 net decrease in cash, cash equivalents and marketable securities in the most recent nine-month period was primarily due to the use of $14,741,000 of cash to repurchase common stock offset by net cash provided by operating activities of $9,275,000. Net cash provided by operating activities was primarily due to net income of $4,878,000, depreciation of $1,729,000, non-cash stock compensation expense of $150,000, a decrease in the deferred tax asset of $2,577,000 and a decrease in accounts receivable of $2,733,000. This net cash provided by operating activities was partially offset by an increase in inventory of $1,182,000, a decrease in accounts payable of $353,000 and a decrease in accrued and other liabilities of $1,467,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carryforwards to offset current taxes payable. The decrease in accounts receivable was due to the reduced revenue in the second and third quarter of fiscal 2005 compared to the first quarter of fiscal 2005. Inventory increased to meet the anticipated increase in demand of the AngioJet System. This demand was less than expected due to the AiMI post-marketing study results. The decrease in accounts payable and accrued liabilities were due to the timing of payments. This decrease included the payment of fiscal 2004 corporate incentives in September 2004.

Cash provided in investing activities was $668,000 including net proceeds from sales of marketable securities of $627,000 and the purchase of $1,304,000 of property and equipment. Net cash used in financing activities was $13,816,000, which resulted from the repurchase of 1,112,400 shares of the Company's stock in open market transactions for $14,741,000, offset partially by the cash received in connection with the exercise of stock options of $925,000.

The Company expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business and the repurchase of its common stock as authorized by the Board of Directors.


Off-Balance Sheet Obligations

The Company does not have any material off-balance-sheet arrangements.

Outlook

The Company expects overall revenue from the AngioJet System, primarily in the United States, will be approximately $65 million in fiscal 2005. Gross margin as a percent of sales for fiscal 2005 is expected to be in the low to mid seventies. The Company expects selling, general and administrative expenses to be slightly higher in the fourth quarter of fiscal 2005 as compared to the third quarter of fiscal 2005. Research and development expenditures are expected to be consistent with the levels during the first three quarters of fiscal 2005. The Company expects net income per diluted share for the full year in the range of $0.32 to $0.35.

For the 2006 fiscal year, the Company has preliminary indicated that it anticipates sales in the range of $69-$74 million, with gross margins in the mid-70s, as a percent of sales. Selling, General and Administrative and Research and Development expense levels are dependent upon clinical trials that are planned for fiscal 2006. Preliminary estimates for diluted EPS in fiscal 2006 are in the range of $0.40-$0.50 per share. The EPS guidance for fiscal 2006 excludes the impact of implementing FAS No. 123(R), which requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period.

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

Forward-looking statements in this 10-Q are based on the Company's current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that could affect the realization of forward-looking statements include:

     o    changes in clinical and market acceptance of our products;
     o changes in the health care industry generally, such as restrictions imposed on sales time at interventional labs; consolidation of industry participants, cost containment and trends toward managed care;
     o    changes in supplier requirements by group purchasing organizations;
     o unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes;
     o    changes in governmental laws and regulations;
     o    changes in reimbursement;
     o the development of new competitive products such as inexpensive aspiration devices, combined aspiration/occlusion products and compounds that may make our products obsolete;
     o    sudden restrictions in supply of key materials;
     o the effectiveness of our sales and marketing efforts in re-establishing coronary product usage,
     o    our ability to effectively manage new product development timelines,
     o our ability to effectively manage marketing and investigational device exempt clinical trials
     o our ability to generate suitable clinical registry data to support growing use of the AngioJet in coronary applications,
     o our the ability to obtain additional regulatory approvals on a timely basis;
     o    our ability to obtain regulatory clearance in new foreign markets and
     o our ability to retain and motivate skilled employees, especially for sales positions.

Undue reliance should not be placed on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact our future results are set forth in the risk factors included in Exhibit 99.1 to the Company's Form 10-K for the year ended July 31, 2004 as filed with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD") except for product sales in Germany, which are in Euro's. The German product sales were minimal during the third quarter. The Company has a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of April 30, 2005.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended April 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM. 1    LEGAL PROCEEDINGS

The Company is aware of a shareholder lawsuit filed June 3, 2005 in the federal courts of the State of Minnesota alleging that Possis Medical, Inc. and named individual officers violated federal securities laws during a period beginning in 2002. The Complaint seeks class action status and unspecified damages. At this time the Company has not been served with a copy of the complaint. Possis Medical believes that the allegations of the lawsuit are without merit and intends to contest the lawsuit vigorously.

We do not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution of these matters is possible and could have a material adverse effect on our results of operations, financial condition or cash flows.



ITEM. 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Company Repurchases of Equity Securities


----------------------- ---------------------- ----------------------- -------------------------- --------------------------
                                                                                                   (d) Maximum Number (or
                                                                         (c) Total Number of         Approximate Dollar
                                                                       Shares Purchased as Part     Value) of Shares that
                         (a) Total Number of     (b) Average Price      of Publicly Announced     May Yet Be Purchased Under
        Period             Shares Purchased (1)   Paid per Share          Plans or Programs        the Plans or Programs (1)
----------------------- ---------------------- ----------------------- -------------------------- --------------------------
  February 1, 2005 to             -                      -                         -                          -
   February 28, 2005
----------------------- ---------------------- ----------------------- -------------------------- --------------------------
  March 1, 2005 to                -                      -                         -                          -
   March 31, 2005
----------------------- ---------------------- ----------------------- -------------------------- --------------------------
  April 1, 2005 to
   April 30, 2005              172,000                 $9.42                    172,000                  $13,380,000
----------------------- ---------------------- ----------------------- -------------------------- --------------------------
         Total                 172,000                 $9.42                    172,000                  $13,380,000
----------------------- ---------------------- ----------------------- -------------------------- --------------------------



(1) The Company repurchased an aggregate of 172,000 shares of its common stock pursuant to the repurchase program that it publicly announced on February 23, 2005 providing for the repurchase of shares having a value of up to $15,000,000 through December 2006. The shares were purchased in open market transactions.

ITEM 5.           CHANGE IN CONTROL TERMINATION PAY PLAN

On September 15, 1999, the Board of Directors approved a Change in Control Termination Pay Plan (the Plan) that provides, at the discretion of the Board, salary and benefits continuation payments to executive officers and selected key management and technical personnel in the event they are terminated within twenty-four months of a change in control. Since its inception, the Board of Directors has committed to a three-year salary and benefits continuation for the Chief Executive Officer and two-year salary and benefits continuations for other executive officers. Additional key management and technical personnel are entitled to salary and benefits continuation ranging in duration from six to twenty-four months. The Board of Directors also approved, in 2001, additional payments upon a change in control notwithstanding employment status following a change in control pursuant to Section 4.3 of the Plan entitled, "Cash Transaction Bonus." This provision provides that these payments are to be awarded if the Company achieves "substantial growth" as determined by the Board based on the value of the Possis at the time of the change in control and the Board's assessment of performance and growth. The amount of the pool available for such payments was limited, in aggregate, to between five-eighths of one percent (.625%) and a maximum of four percent (4%) of the value of the Company at the time of the change in control. By action on June 6, 2005, the Board of Directors approved an amendment to the Cash Transaction Bonus such that the amount of funds available for payment under Section 4.3 of the Plan is determined based on the extent that the value of the Company, as determined at the time of the change in control transaction is greater than a baseline amount equal to the 30 day trailing closing stock price average multiplied by the number of issued and outstanding shares on the date of public disclosure of change in control discussions (the "Transaction Premium"). The applicable Transaction Premium and Bonus Percentages are as follows:

Transaction Premium       Bonus Percentage
11-20%                         2.0%
21-30%                         2.5%
31-40%                         3.0%
41-50%                         3.5%
50+%                           4.0%

Allocation of the Cash Transaction Bonus is subject to amendment at the discretion of the Board of Directors based on changes in each recipient's job responsibilities, employment status or other reasonable circumstances. Current allocations are as follows:
Robert G. Dutcher, Chairman, President and Chief Executive Officer - 30%
Irving R. Colacci, Vice President and General Counsel - 10%
James D. Gustafson, Vice President, Research, Development and Engineering - 10% Shawn F. McCarrey, Vice President, Worldwide Sales and Marketing - 10%
Robert J. Scott, Vice President, Manufacturing Operations and IT - 10% Unallocated at this time - 30%

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


                                                         POSSIS MEDICAL, INC.


DATE: May 28, 2005                                   BY:
                                                         -----------------------
                                                         ROBERT G. DUTCHER
                                                         Chairman, President and
                                                         Chief Executive Officer





DATE: May 28, 2005                                   BY:
                                                        ------------------------
                                                   JULES L. FISHER
                                                   Vice President of Finance and
                                                   Chief Financial Officer

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