Form 10-K
period 2005-07-31
POSSIS MEDICAL INC
filed 2005-10-14
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                                  OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes__X__ No____

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2005: $193,297,000.

The number of shares outstanding of the registrant's common stock as of October 3, 2005: 17,257,762.

Certain responses in Part III are incorporated herein by reference from information contained in the Company's definitive Proxy Statement for its 2005 annual meeting to be filed on or before November 3, 2005 ("The Proxy Statement").

                           Forward-Looking Statements

         We make statements in this Form 10-K that are "forward-looking " and that may not be achieved. You can identify most of these statements by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will," and similar words or expressions. We make forward-looking statements related to our ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; our ability to obtain additional regulatory approvals on a timely basis; our ability to obtain regulatory clearance in new foreign markets; the responses of customer to our marketing strategies; our ability to retain and motivate skilled employees especially sales positions; our ability to expand our sales force; the valuation of the Company's deferred tax asset allowance; our future revenue, earnings, earnings per share and expense levels; our future equity financing needs; and our ability to develop new products and enhance existing ones. These forward-looking statements are based on our current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may effect the achievement of these statements include:

o Because we derive virtually all of our revenue from a single product line, factors affecting that product line will adversely affect our overall results. We have focused our resources on the continued development and refinement of our AngioJet (R) System. If we fail to obtain additional regulatory approvals, a new competitor emerges, or the medical community rejects the use of the AngioJet System for multiple purposes, our business, financial condition and results of operations would be materially and adversely affected.

o Although we attempt to establish the clinical value of our products with clinical studies, adverse results from those studies have had, and could have in the future, a significantly adverse impact on our business. In order to support regulatory filings related to new applications for our products, and to encourage greater use of our products in existing applications, we periodically sponsor clinical studies. The studies are normally designed to be independent and not influenced by the sponsor. If the data from an independent study indicates or implies that our products are ineffective, or less effective than anticipated, our business would likely be negatively affected. For example, we sponsored a three year study on the use of our AngioJet System in treating cardiac infarct where visible thrombosis was not required that ended in the summer of 2004. When the study did not indicate that the AngioJet had a positive impact on final infarct size, the marketplace began questioning the value of our system generally, particularly in heart treatment. The negative publicity from these results significantly impacted our results for the 2005 fiscal year. If future studies generated similar results, our operations would be further negatively impacted.

o Because our products are subject to extensive governmental regulation, we might not be able to pursue opportunities rapidly or effectively and failure to comply with regulatory requirements could subject us to fines penalties and prosecution. Our products and manufacturing activities are subject to extensive and rigorous federal and state regulation in the United States and various regulatory requirements in other countries. Current United States Food and Drug Administration
         (FDA) enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Therefore, even if our products receive regulatory approval, regulators may significantly limit the indications for which our products may be marketed. In addition, the process of obtaining and maintaining required regulatory approvals can be lengthy and expensive, and the outcome of the process can be uncertain. Moreover, regulatory approvals may be withdrawn if we fail to comply with regulatory standards or if unforeseen problems arise following the initial marketing of a product. Additionally, we are required to adhere to Quality System Regulations promulgated by the FDA relating to product design, development, manufacturing, servicing, testing and documentation. Failure to comply with applicable Quality System Regulations or other regulatory requirements may result in fines, delays or suspensions of approvals, injunctions against further distribution of our products, seizures or recalls of products, operating restrictions, criminal prosecutions or other sanctions, in addition to adverse publicity. The adoption of new regulations or changes in existing regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals and could adversely affect the marketing of our existing products. We cannot assure you that we will be able to obtain necessary regulatory approvals on a timely basis, if at all. Delays in our receipt of or failure to receive regulatory approvals, the loss of previously received approvals or our failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

o Our manufacturing would be interrupted if we were unable to use our manufacturing facility. We manufacture all of our AngioJet System products at our manufacturing facility in Minneapolis, Minnesota. If this facility was to be destroyed, shut down or unable to be used for its intended purpose, or if the specialized manufacturing equipment we maintain at the office damaged, we would not be able to manufacture the AngioJet System products until a replacement facility and equipment was found, and the replacement facility and process revalidated. The replacement of the manufacturing facility and equipment and the revalidation of the facilities could take several months before manufacturing operations could restart. The delay engendered by, and the potential cost incurred in, these steps would have a material adverse effect on our business, financial condition and results of operations.

o We may not be able to enhance our products rapidly enough to keep pace with advances in the medical products industry. The medical products market is characterized by rapidly evolving technology. Our future success depends on our ability to keep pace with advancing technology from competitors and other innovators. Potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may accomplish desired therapeutic effects through entirely different methods than the products we are developing. We believe our AngioJet System will face intense competition from a variety of treatments for the removal of blood clots, including clot-dissolving (thrombolytic) drug therapies, surgical intervention, balloon embolectomy, embolic protection devices, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies.

o Larger companies in the medical products industry may be in a better position to compete for our customers. Many of the companies developing competing devices have substantially greater capital and substantially greater resources for and experience in research and development, regulatory matters, manufacturing and marketing than we have. These companies will be serious competitors for us and may succeed in developing products that are more effective and/or less costly than the AngioJet System. Furthermore, these companies may be more successful than we are in manufacturing and marketing their products. Our competitors or others may develop technologies, products or procedures that are more effective than any we are developing or that may render our technology and products obsolete or noncompetitive. The advent of new devices, procedures or new pharmaceutical agents could hinder our ability to compete effectively and could have a material adverse effect on our business, financial condition and results of operations.

o We may not be able to adequately secure our position through intellectual property protection. Our success depends and will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We attempt to protect our technology by filing patent applications for technology that we consider important to the development of our business, among other measures described below. Claims relating to medical technology patents involve complex legal and factual questions. Therefore, their outcomes are highly uncertain. We cannot assure you that our pending applications will result in patents being issued to us or that either our new patents or our existing patents will give us a competitive advantage. Moreover, our competitors may design around any patents issued to us, third parties may receive patent protection on their own waterjet devices, and others may hold or receive patents containing claims that may cover products developed by us. We require all our employees to execute non-disclosure agreements when they are first employed. We cannot assure you, however, that these non-disclosure agreements and other safeguards will protect our proprietary information and know-how, or that they will provide us adequate remedies in the event of unauthorized use or disclosure of confidential information. We also cannot assure you that others will be unable to develop such information independently.

o The intellectual property litigation to which we might be required to resort to protect our products could be costly and unfavorable results could damage our business. The medical device industry has seen much litigation with respect to patent and other intellectual property rights. Litigation may be necessary for us to enforce our patents, to protect our trade secrets and know-how, to defend against claimed infringement of others' rights or to determine the ownership, scope or validity of the proprietary rights of Possis Medical, Inc. and others. However, litigation also could be extremely costly to us and could divert our resources and efforts away from our products and day-to-day business matters. If the litigation had an adverse outcome, it could subject us to substantial liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing, selling or using our products. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

o Many of our sales are subject to reimbursement by third party agencies or private insurers of agencies and changes in eligibility or rates of reimbursement could adversely affect our business. Health care providers (such as hospitals and physicians) that purchase medical devices like the AngioJet System for the treatment of patients generally rely on third-party payors like Medicare, Medicaid and private insurance plans to reimburse all or part of the costs associated with the health care services they provide. In certain foreign markets, the pricing of and profits generated by health care products are subject to government control. In some states, Medicare and Medicaid payors reimburse hospitals for inpatient medical procedures at a pre-determined rate based on diagnosis-related groups. Currently, we do not believe that U.S. reimbursement rates are a material impediment to adoption of our therapy. If these rates do not include, and third-party payors do not otherwise provide, adequate reimbursement to health care providers for the cost of our products, our products will not gain wide market acceptance and our financial results will suffer. The market for our products also could be adversely affected by future legislation to reform the nation's health care system or by changes in industry practices regarding reimbursement. We cannot assure you that the reimbursement rates of third-party payors will allow us to price our products at levels sufficient to realize an appropriate return on our investment in product development.

o We may not be able to retain all of our key personnel. We depend greatly on a limited number of key management and technical personnel. Moreover, because of the highly technical nature of our business, our ability to continue our technological developments and to market our products--and thereby develop a competitive edge in the marketplace--depends in large part on our ability to attract and retain qualified technical and key management personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain the individuals we need. The loss of key personnel, or our inability to hire or retain qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

o We may be subject to product liability claims, for which insurance coverage may be insufficient. The manufacture and sale of our products may subject us to product liability claims. The United States Supreme Court has held that, despite a company's compliance with FDA regulations, it may not be shielded from common-law negligent-design claims or manufacturing and labeling claims based on state laws. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. We cannot assure you that the coverage limits of our product liability insurance policies will be adequate if a product liability claim is brought against us. A successful claim or series of claims against us that exceeds our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Moreover, whether or not successful, product liability litigation would likely divert the attention of our key personnel and could adversely affect our reputation and the marketability of our technology and products. Consequently, any product liability litigation could have a material adverse effect on our business, financial condition and results of operations.

o The protections we have adopted may cause takeover offers to be decided by the Board rather than our shareholders. Of the 100 million shares of capital stock authorized by our amended and restated articles of incorporation, 79 million shares are undesignated. Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action. In addition, we have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 15% or more of our outstanding common stock (subject to certain exceptions). We also are subject to provisions of the Minnesota Business Corporation Act that limit the voting rights of shares acquired in specified types of acquisitions and that restrict specified types of business combinations. The existence or issuance of "blank check" stock, the existence of our shareholder rights plan and the effect of anti-takeover provisions under Minnesota law, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control. They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

o We depend on single-source suppliers. We depend on single-source suppliers for some of the raw materials used in the manufacture of our products. If we cannot obtain key raw materials from our suppliers, we cannot assure you that the materials will be available from other suppliers, that other suppliers will agree to supply the materials to us, or that our use of the other suppliers would be approved by the FDA. Although we believe our supply of raw materials currently is adequate for the needs of our business, we cannot assure you that new sources of supply will be available when needed. Any interruption in our supply of raw materials could have a material adverse effect on our ability to manufacture our products until a new source of supply is located and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

                                     PART I
Item 1.  Business:

General

Possis Medical, Inc. is a developer, manufacturer and marketer of medical devices, operating in one business segment. The company was incorporated in 1956 and has operated several businesses over the last 49 years. In 1990, we decided to focus on medical products and changed our name to Possis Medical, Inc. in 1993. Currently virtually all of our revenue is derived from sale of the Angiojet(R) Rheolytic(TM) Thrombectomy System, a proprietary catheter based system designed to remove blood clots with minimal vascular trauma.

Development of Business

We continued during fiscal 2005 to introduce products designed to expand the use and efficacy of our Angiojet System. We received FDA clearance in May 2005 to begin marketing our DVX(TM) peripheral catheter to break apart and remove thrombus from leg arteries greater than or equal to 3 mm in diameter and began marketing that catheter shortly afterward. We also introduced the XMI(R)-RX+ rapid exchange catheter during the fourth quarter, a small-diameter catheter designed for smaller vessels that delivers several improvements in handling. We have made substantial progress on a new family of rapid exchange catheters called Spiroflex(TM) that we believe will prove highly flexible and kink-resistant, as well as improved versions of our over-the-wire XMI and XVG(R) catheters, which we expect to introduce in fiscal 2006. Finally we filed a PMA supplement with the FDA in July for our Angiojet Ultra System. The Ultra Console, when combined with the new disposable thrombectomy sets that integrated the current separate catheters and pumps, is designed to provide plug-and-go convenience for hospital staff.

We also expanded our customer buying arrangements in fiscal 2005, signing several new group purchase contracts with healthcare groups. These group-buying contracts are increasingly prevalent in the healthcare industry and we have made substantial progress in forging relationship with the major medical product purchasing groups.

The progress we made in new product development and customer relationships was, however, overshadowed by the negative publicity and market reaction to our announcement in August 2004 of the results of our AiMI clinical trial. These results, which indicated no improvement in infarct (heart attack) size through use of the AngioJet System, caused a marked decrease in our AngioJet product sales, particularly in the coronary market. This negative publicity contributed to an overall 10 percent decrease in sales during the year.

Products

Over 97 percent of our sales are derived from sale of a single product line: the Angiojet(R) Rheolytic(TM) Thrombectomy System. The AngioJet System is a non-surgical, minimally invasive catheter system designed to rapidly remove blood clots with minimal vascular trauma.

The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots can be caused by a number of factors, including cardiovascular disease, trauma, impediment of normal flow during invasive procedures, or physical pressure that impedes venous return such as occurs during prolonged bed rest. If a blood clot becomes large enough, it can block a blood vessel, preventing oxygenated blood from reaching the organ or tissue it supplies, a condition called ischemia. In addition, if a blood clot breaks off, it can travel through the bloodstream (embolize) and block blood flow to other organs and tissue. Conditions caused by blood clots include acute myocardial infarction (heart attack), stroke, limb threatening peripheral ischemia, hemodialysis access graft failure, deep vein thrombosis and pulmonary embolism.

We believe that the AngioJet System represents a relatively rapid, safe, medically effective and potentially cost-effective approach to the removal of blood clots from arteries, veins and grafts. The AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention or the risk of uncontrolled bleeding.

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

Currently, we market the XMI(R) (Over the Wire version - OTW), XMI-RX (Rapid Exchange version), XMI RX +, Spiroflex, XVG(R), Xpeedior(R), DVX(TM) and AVX(R) lines of catheters. Each of these catheters feature our patented Cross-Stream(R) Technology. This technology intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient outcomes.

We also have the exclusive United States rights to distribute the Metricath(TM) System, a catheter-based technology that allows cardiologists to measure arterial size during procedures for treatment of coronary artery disease manufactured by Angiometrix, Inc. These measurements can be helpful in selecting appropriately sized stents to achieve optimum patient outcomes from coronary angioplasty and related stent implantation procedures. The Metricath System was developed in response to the limitations of existing measurement technologies, which require large capital investment and do not offer the ease of use of the Metricath System. Although the Metricath System received FDA 510(k) clearance for sale in the United States in July 2003, AngioMetrix has been working to address several product design issues, and an expanded market release is planned in the first quarter of fiscal 2006.

Markets and Applications.

The AngioJet System is designed to remove intravascular blood clots in a variety of clinical applications. It is typically used in conjunction with other medical devices, such as angioplasty balloons and stents (both bare metal and drug eluting), and drugs, such as thrombolytics and platelet inhibitors.

Our marketing analysis and cumulative clinical experience indicate that the AngioJet System may be effective for the treatment of various blood clot-induced conditions beyond its current approved indications. Our goal is to extend the reach of our technology over time to these additional indications through additional regulatory clearances, predominately in the United States (U.S.).

The following table shows the vascular territories and indications for which the AngioJet System is currently marketed or the Company is seeking an indication or researching. In addition, the table indicates the estimated annual incidence rate in the U.S. and also the Company's estimated Realizable Market Opportunity for the AngioJet System and adjunctive devices offered by the Company.


                                                        ESTIMATED ANNUAL             REALIZABLE U.S. MARKET OPPORTUNITY
                       CLINICAL                         U.S. INCIDENCE      ------------------------------------------------------
VASCULAR TERRITORY     INDICATION                       (PATIENTS)              (PROCEDURES)           (IN MILLIONS OF DOLLARS)*
---------------------- -------------------------------- ------------------- ------------------------ -----------------------------
Coronary (1)           Coronary Thrombosis (Native          2,589,000                    84,000                $135-145
                       Arteries and Bypass Grafts)
----------------------------------------------------------------------------------------------------------------------------------
Legs (2)               Peripheral Arterial Thrombosis**     2,060,000                    72,000                $140-160
----------------------------------------------------------------------------------------------------------------------------------
A-V Access (3)         Hemodialysis Graft Thrombosis          320,000                   285,000                $175-195
----------------------------------------------------------------------------------------------------------------------------------
Venous (4)             Deep Vein Thrombosis (DVT)**           618,000                    75,000                     ***
----------------------------------------------------------------------------------------------------------------------------------
Lungs (4)              Pulmonary Embolism (PE)                206,000                    38,000                     ***
----------------------------------------------------------------------------------------------------------------------------------
Cerebral (4)           Ischemic Stroke                        613,000               Exploratory                     ***
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                       6,406,000                   554,000                $450-500
----------------------------------------------------------------------------------------------------------------------------------


(1) Marketed under March 1999 FDA approval.
(2) Marketed under April 2000 FDA approval.
(3) Marketed under December 1996 FDA approval.
(4) In Research and Development Phase; realizable market estimates are as follows: DVT $140-$200 million; PE $40-$100 million; Stroke is exploratory and market size is to be determined.


* Realizable Market Opportunity dollar estimates are for products and clinical indications projected to be commercially available in fiscal year 2006.
** Estimates include opportunity for thrombectomy and adjunctive temporary occulsion/protection devices.
***      To be determined.


We estimated the total number of cases for a given indication in the foregoing table based on statistics from industry sources and then estimated the number of procedures that might be amenable to treatment with the AngioJet System, in conjunction with other therapies, both devices and drugs. In making these estimates for the number of cases amenable to treatment with the AngioJet System, we have relied on our own estimates, as well as estimates based on data provided by physician consultants, presentations at medical industry conferences, peer-reviewed journal articles, security analyst publications, and publications by industry trade and consulting groups. We believe that the totality of these sources provides estimates that are directionally and relatively accurate, although the Company cannot guarantee their accuracy.

The AngioJet System currently has FDA clearance for marketing in three clinical applications: (1) for removal of blood clots in access grafts used by patients in kidney dialysis (received in December 1996), (2) for removal of clots in native coronary arteries and coronary bypass grafts (received in March 1999) and
(3) for removal of blood clots in leg arteries (received in April 2000)

CLINICAL TESTS

During 1996 through 1998, we sponsored a randomized clinical trial, VeGAS 2, which compared the AngioJet System with the approved thrombolytic drug, Urokinase(R), in the treatment of intracoronary thrombus. The AngioJet System proved to be medically safe and effective and cost-effective compared to Urokinase. The results were compelling enough that the FDA granted regulatory clearance without convening an Panel reviewed by outside experts. Treatment in the trial with AngioJet cost an average of $5,000 less per patient than did treatment with Urokinase. These results have been presented by physician investigators at major medical meetings and have been published in the October 2001 issue of the AMERICAN HEART JOURNAL, a peer reviewed publication.

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

In July 2003, we completed patient enrollment planned for the TIME 1 clinical study of the AngioJet NV150 catheter system and Possis Microcatheter to treat acute ischemic stroke. As has been reported, AngioJet treatment in the study was safe, but clinically significant clot removal was seen in only about 30% of the patients. This outcome was not sufficient to support a Phase 2 study. We intend to continue our research efforts for treating ischemic stroke along several paths, including using drugs and its device together, to develop a therapy with the right balance of safety and effectiveness.

From 2001 through 2004, we sponsored an on-label marketing study of AngioJet System in treating acute myocardial infarction (heart attack) patients, the AiMI study. The purpose of the study was to determine whether heart attack patients benefited by having smaller final infarcts by adding AngioJet to their interventional treatment. 480 patients were enrolled at 32 centers. Patients, who were not required to have visible thrombus (clotting) were randomly assigned to AngioJet treatment followed by balloon and stenting, or to balloon and stenting alone. Final infarct size was measured 2-4 weeks after treatment via nuclear scan. The initial results were announced in August 2004, and a complete presentation of results was made at the TCT conference in September 2004. The clinical presentation made at TCT is available on WWW.POSSIS.COM. The AiMI study failed to show that adding AngioJet to the treatment of heart attack patients undergoing balloon and stenting decreased final infarct size.

We are currently sponsoring the JETSTENT study of AngioJet treatment in heart attack patients with visible thrombus. This European based multi-centered randomized trial is led by principal investigator Dr. David Antoniucci of the Careggi Institute in Florence, Italy, with Dr. Antonio Colombo of San Raffaele Hospital, Milan, serving as co-principal investigator. Enrollment will begin later this year, and is targeted for 500 patients total. Our sponsorship of this trial is, in part, designed to reconfirm the efficacy of the AngioJet System in coronary applications where there is visible thrombus.

RESEARCH AND DEVELOPMENT

Our product development efforts are focused on product enhancements for existing approved indications, new products for existing indications, new products for new clinical indications and general upgrades to the AngioJet System. We are currently expending development resources in completing the AngioJet Ultra System, consisting of a new drive console, an associated project to combine the pump and catheter and projects relating to the improvement of the rapid exchange catheter and distal occlusion guidewires. Research and development expenses are generally incurred for product design, development and qualification, development and validation of manufacturing processes, conduct of investigational clinical trials, and seeking and obtaining governmental approvals. In fiscal 2006, our research and development expenses are expected to decrease from fiscal 2005 levels. We will continue to expand the current realizable market for the AngioJet System and expand into new areas, such as distal embolic protection.


As of August 31, 2005, we employed approximately 25 full-time employees in research and development, including 23 in new product concept screening, prototype building, product and process development and validation, and four in regulatory and clinical affairs. We perform substantially all of our research and development activities at its headquarters in Minnesota. We spent $10,502,000, $9,033,000, and $7,503,000 in fiscal 2005, 2004 and 2003, respectively, on medical product research and development.

MANUFACTURING

We assemble and test our entire product line in-house and have vertically integrated a number of processes in an effort to provide increased quality and reliability. Many of the processes are proprietary. Most of our raw materials and components and select subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources; however, some of the raw material items are available only from single-source suppliers.

Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice ("GMP") compliance inspections by the FDA and a Notified Body, a private sector audit and test house designated by European Union competent authorities (Ministries of Health) to determine whether a product may display the CE mark, which is necessary for marketing in the European Union. We have undergone and have consistently passed all inspections by the FDA and/or our Notified Body each year.

MARKETING AND SALES

We market our AngioJet System primarily to interventional cardiologists, interventional radiologists and vascular surgeons and secondarily to physician specialty groups, such as nephrologists and osteopaths. Revenue from AngioJet System sales in the United States was approximately 97%, 98% and 98% of fiscal 2005, 2004 and 2003 revenue, respectively.

We are currently marketing the AngioJet System for coronary applications, peripheral vessel and graft applications and hemodialysis graft thrombosis. We anticipate marketing the AngioJet System for deep vein thrombosis (DVT), pulmonary embolism (PE) and potentially for stroke treatment if and when FDA marketing approvals are obtained.

We currently market the AngioJet System through our own direct sales force in the United States. A single sales force calls on all the distinct specialties listed above; for example, the Company does not have separate coronary or peripheral sales forces.

Outside the United States, and with the exception of Germany, we market the AngioJet System using an independent distributor network. We hired an outside consultant to assist it in selling the AngioJet System in Germany in August 2004. Generally, our distributorship agreements provide that the distributors, at their own expense, will investigate, negotiate and obtain regulatory approvals for our products in the specified territory. All sales made to our independent distributors are denominated in United States dollars.

Our promotional activities are designed primarily to enlist the support of key medical opinion leaders in the United States and abroad. We believe that publications in medical journals and presentations at medical meetings are important in encouraging acceptance of our products. Other marketing activities include medical journal advertising, participating in medical meetings, and supporting physician courses and studies designed to gather clinical and cost effectiveness data of our products compared to conventional treatment.

PATENTS, PATENT APPLICATIONS, LICENSES AND PROPRIETARY RIGHTS

Our success depends, and will continue to depend, in part on our ability to maintain patent protection for products and processes, to preserve trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications for technology that we consider important to the development of its business. The patents we hold and apply for describe method and apparatus claims related to thrombectomy and atherectomy devices, distal occlusion devices, and method and apparatus claims related to the design and use of synthetic vascular grafts. We no longer consider the graft patents as material to its business going forward. We hold 25 United States patents and six foreign patents relating to the AngioJet System filed since 1990. In addition, we have 17 United States and 16 foreign patent applications pending relating to the AngioJet System. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.

We require all employees to execute non-disclosure agreements upon commencement of their employment. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's employment with us is to be kept confidential and not disclosed to third parties.

COMPETITION

We believe that the AngioJet System will face increasing competition from a variety of treatments for the ablation and removal of blood clots, including thrombolytic drug therapies, particulate capture systems, such as occlusion balloons, filters and combined systems, direct stenting, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that may currently be under development by other companies. The medical products market is characterized by rapidly evolving technology and increased competition. Our future success will depend on our ability to keep pace with advancing technology and competitive innovations. Many of our potential competitors have significantly greater research and development capabilities, more experience in obtaining regulatory approvals, established marketing and greater financial and managerial resources. Many potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may employ an entirely different approach or means of accomplishing the desired therapeutic effect than products we develop.

Currently, the three primary methods of removing intravascular blood clots are surgery, dissolution with drugs (thrombolysis) and various catheter-based mechanical methods. We believe our AngioJet System competes effectively with thrombolytic drug treatment on the basis of cost, speed, effectiveness and side effects. Although drugs are easier to administer than the AngioJet system, thrombolytic drug treatment involves the administration of a drug designed to soften or dissolve the blood clot in an intensive care setting. Thrombolytic drugs may require prolonged infusion to be effective and may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Other classes of drugs, specifically platelet glycoprotein llb/llla inhibitors, prevent blood clots from forming during coronary interventional procedures but have no proven benefit against clots already formed.

We believe the AngioJet System competes effectively against mechanical clot removal systems on the basis of reduced surgical intervention, reduced trauma and reduced hospitalization. Mechanical devices such as the Fogarty-type catheter operate by inflating a balloon past the point of the blood clot and then pulling the balloon along the artery, essentially dragging the blood clot out of the patient's body. Fogarty-type catheters require surgical intervention, which may result in overnight hospital stays, are more limited in their applications and may cause significant vascular trauma.

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

In the AV-access area, there are numerous mechanical devices, under many different trade names; no individual device has a dominant share of the market. This latter market is extremely price sensitive, so devices do not necessarily gain share because of improved performance and effectiveness alone.

GOVERNMENT REGULATION

Government regulation in the United States and other countries is a significant factor in both our products and our activities, which are regulated by the U.S. FDA under a number of statutes, including the Food, Drug and Cosmetic ("FDC") Act.

FDA regulations place our products in either Class II or III (the highest level of relative risk), based on the extent of both the pre-market approvals and post-market controls deemed necessary to assure that they are safe and effective. For example, Class II devices such as the AngioJet System for AV-access graft thrombectomy are subject to pre-market notification (510(k) submission) to the FDA, whereas use of the AngioJet System for treating coronary thrombus is subject to pre-market approval ("PMA") by the FDA, and subsequent annual and other PMA supplemental reporting requirements. While the FDA attempts to complete review of these different types of pre-market submissions within specific timeframes (90 days for a 510(k); 180 days for a PMA), final action by the FDA may take considerably longer. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on our continued operations.

In addition, either a 510(k) or PMA may require the inclusion of data and analyses from the conduct of investigational clinical trials. Generally, such clinical trials may be conducted only under an Investigational Device Exemption ("IDE") approved by the FDA. The FDA monitors and oversees the conduct of clinical trials under an IDE. Such clinical trials typically take several years to conduct, and can cost several million dollars. Many of our products were the subject of such clinical trials in the past, and we expect that some of our future products will also require investigational clinical trials.

The AngioJet Coronary catheter is a Class III device and is marketed in the U.S. under an approved PMA. The AngioJet AV-access and peripheral arterial thrombus catheters are Class II devices and are marketed in the U.S. under cleared 510(k) submissions.

Once a product is cleared for marketing in the U.S., product labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA imposes other post-marketing controls on, such as annual establishment registration, annual product listings, and administration of complaint and medical device reporting files. Failure to meet these pervasive FDA requirements could subject us and/or our employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals.

The AngioJet System received its first clearance for the U.S. market through a 510(k) pre-market notification cleared by the FDA in December 1996, for use in treating thrombosed AV access grafts. In March 1999, the AngioJet System received FDA approval of a PMA application for treating thrombus in coronary arteries and saphenous vein bypass grafts. In May 2000, the AngioJet System received FDA market clearance via another 510(k) pre-market notification for treating thrombus in leg arteries.

Our manufacturing and quality systems are also subject to FDA regulations requiring compliance with the FDA's current Good Manufacturing Practice ("GMP"). The FDA conducts periodic on-site inspections of manufacturing facilities. We have successfully undergone several such inspections in the past. We are obliged to address any deficiency noted during such inspections. If the FDA detects violations of applicable regulations, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

We conduct sales and marketing activities in various foreign countries. The time required to obtain approval to market a product in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The AngioJet System displays the CE Mark, allowing import into the European Union and certain other countries that accept the CE Mark. Approval to display the CE Mark is dependent, in part, on annual inspections by representatives of European Notified Bodies to successfully demonstrate compliance with the ISO 9001 Quality Standards.

EMPLOYEES

As of August 31, 2005, we had 262 full-time employees, four part-time employees and 11 contract employees. Of these full-time employees, 25 are in research and development, 97 are in manufacturing and production, 16 are in quality assurance, six are in facilities/maintenance, 92 are in sales and marketing and 26 are in management or administrative positions. None of our employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES:

We lease approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of controlled environment manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. See Note 8 of Notes to Consolidated Financial Statements in Part II,
Item 8, in this Form 10-K.

We lease approximately 25,000 square feet of additional office and warehouse space at 9130 and 9144 Springbrook Drive, Minneapolis, Minnesota 55433-8003. See
Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

We lease approximately 800 square feet of office space at 1513 Johnson Ferry Road, Marietta, Georgia 30062. See Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K.

We believe these properties to be in good condition and are adequate to meet our current levels of production, research and development and necessary corporate business activities. Included in the existing lease for the 9055 Evergreen Boulevard NW property is the option to purchase the facility, extend the lease term in two five-year increments and/or add on to the current location as the need arises.

ITEM 3.  LEGAL PROCEEDINGS:

We were served with a shareholder lawsuit that was filed with the Minnesota Federal District Court on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws during a period beginning in 2002. The Complaint seeks class action status and unspecified damages. We believe that the allegations of the lawsuit are without merit and are contesting the lawsuit vigorously. We do not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

EXECUTIVE OFFICERS OF THE REGISTRANT:

              NAME        AGE                    POSITION
--------------------------------------------------------------------------------------------------------
Robert G. Dutcher          60       Chairman, President and Chief Executive Officer

Jules L. Fisher            51       Vice President, Finance and Chief Financial Officer

Irving R. Colacci          52       Vice President, Legal Affairs and Human Resources
                                    General Counsel and Secretary

James D. Gustafson         49       Senior Executive Vice President, Research, Development,
                                    Engineering, Clinical Evaluation, and Chief Quality Officer

Shawn F. McCarrey          47       Executive Vice President, Worldwide Sales and Marketing

Robert J. Scott            60       Vice President, Manufacturing and Information Technology


ROBERT G. DUTCHER joined our medical subsidiary in 1985 as its General Manager and became its President. He served as our Executive Vice President from June 1992 until October 1993. He has served as President and Chief Executive Officer since October 1993. Mr. Dutcher was elected Chairman of the Board in December 2001.

JULES L. FISHER joined us as Chief Financial Officer, Vice President of
         Finance in May 2005. Prior to that time, Mr. Fisher served as a consultant with Certes Financial Pros since November 2004 and was Corporate Controller of American Medical Systems from February to September 2004. Mr. Fisher was the Chief Financial Officer of Medical CV, Inc. from December 2001 to February 2004. From 1996 until December 2001, Mr. Fisher served as Vice President and Chief Financial Officer at Minntech Corporation.

IRVING R. COLACCI joined us in 1988 as Secretary and Corporate Counsel. Since
         1993, he has served as General Counsel and Vice President, Legal Affairs and Human Resources.

JAMES D. GUSTAFSON has served as a Vice President since January 1, 1994 and has been responsible for our Quality Assurance and Regulatory/Clinical Affairs since June 1993. In August 2001, Mr. Gustafson assumed responsibility research, development, and engineering functions, and in August 2005 assumed responsibility for all clinical evaluation activities, and was designated Chief Quality Officer.

SHAWN F. MCCARREY became our Director of U.S. Sales in December 1998 and became Vice President of U.S. Sales in April 2001, Vice President of Worldwide Sales in February 2003 and Executive Vice President of Worldwide Sales and Marketing in 2005. Prior to December 1988, Mr. McCarrey served in a variety of sales positions with USCI, a subsidiary of C.R. Bard, Inc., from January 1982 until 1998.

ROBERT J. SCOTT joined our medical subsidiary in 1985 and has served as Vice President of Manufacturing since 1993 and Information Technology since July 30, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

We had 1,237 common shareholders of record at September 2, 2005. Our common stock is traded on the Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2005 and 2004 are presented below:



                            2005                               2004
                   ----------------------            ----------------------
                    HIGH             LOW               HIGH           LOW
                   -------         ------            -------         ------
      QUARTER:
          First    $30.76           $9.78             $19.37         $15.56
          Second    13.98           10.50              24.94          15.01
          Third     12.20            8.02              29.79          23.50
          Fourth    11.70            8.28              34.15          24.18



We have not paid cash dividends on our common stock since 1983. We do not currently anticipate paying cash dividends in the foreseeable future.

SHARE REPURCHASE PROGRAM

On November 12, 2002, our Board of Directors announced a share repurchase program authorizing us to purchase, from time to time, up to $4,000,000 of its common shares in the open market. The Board of Directors announced on August 7, 2003 the completion of the initial share repurchase program and that it had authorized the repurchase of an additional $4,000,000 of its common shares pursuant to this program. On March 24, 2004, the Board of Directors announced the completion of the August 7, 2003 extended share repurchase program and also that it had authorized us to repurchase an additional $4,000,000 of our common shares from time to time, in open market transactions. The March 2004 repurchase authorization was completed in August 2004. On September 27, 2004, the Board of Directors announced that it authorized the repurchase of an additional $10,000,000 of its common shares from time to time in open market transactions. The September 2004 authorization was completed in January 2005. On February 16, 2005 the Board of Directors authorized the repurchase of an additional $15,000,000 of its common stock from time to time in open market transactions. The February 2005 authorization will expire in July 2006. We repurchased 20,700 shares during the quarter ended July 31, 2005. We believe that the share repurchase program is an effective tool to reduce the dilution associated with the exercise of employee incentive stock options.


ITEM 6. SELECTED FINANCIAL DATA:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,

In Thousands Except per Share Data                          2005            2004           2003          2002          2001
                                                       ------------------------------------------------------------------------
INCOME STATEMENT DATA:
Product sales                                              $ 65,053       $ 72,420       $ 57,428      $ 42,471      $ 30,001
Net income (loss):
Before income taxes                                          10,119         18,763         12,013         6,256        (3,304)
Income tax (provision) benefit                               (3,964)        (7,034)         4,555        11,526          --
After income taxes                                            6,155         11,729         16,568        17,782        (3,304)
Net income (loss) per common share - basic:
Before income taxes                                            0.57           1.05           0.69          0.37         (0.20)
Income tax (provision) benefit                                (0.22)         (0.39)          0.26          0.67          --
After income taxes                                             0.35           0.65           0.95          1.04         (0.20)
Net income (loss) per common share - diluted:
    Before income taxes                                        0.55           0.96           0.64          0.34         (0.20)
    Income tax (provision) benefit                            (0.21)         (0.36)          0.24          0.62          --
    After income taxes                                         0.34           0.60           0.88          0.96         (0.20)
Weighted average shares outstanding:
     Basic                                                   17,616         17,936         17,502        17,079        16,739
     Diluted                                                 18,311         19,566         18,889        18,602        16,739
BALANCE SHEET DATA:
Working capital                                            $ 53,544       $ 57,399       $ 38,881      $ 25,038      $ 14,405
Total assets                                                 78,151         86,021         67,765        44,689        22,009
Long-term debt, excluding current maturities                   --             --             --            --            --
Shareholders' equity                                         70,588         77,617         61,034        39,754        18,071

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION:

GENERAL

We develop, manufacture, and market medical devices for mechanical thrombectomy in native coronary arteries and coronary bypass grafts, leg arteries and in kidney dialysis access grafts. Our primary product, the AngioJet Rheolytic Thrombectomy System (AngioJet System) uses miniaturized waterjet technology, which enables interventional cardiologists, interventional radiologists, vascular surgeons, and other specialists to remove blood clots throughout the body.

The proprietary AngioJet System consists of a drive unit (capital equipment), a disposable pump set that delivers pressurized saline to a catheter, and a variety of disposable catheters that are specifically designed for particular clinical indications. The AngioJet coronary catheter is a Class III medical device and is marketed in the U.S. under an approved PMA. The AngioJet AV-access and peripheral arterial catheters are Class II devices and are marketed in the U.S. under cleared 510(k) submissions.

We expect U.S. AngioJet System sales to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, introduction of AngioJet System-related products, more face-time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements include accounts of Possis Medical, Inc. and all wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and applied our best judgment of certain amounts included in the financial statements, giving due consideration to materiality. Our most critical accounting policies are those described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Revenues associated with AngioJet drive units that are maintained at customer locations are recognized, and title and risk of loss on those drive units is transferred to the customer when we receive a valid purchase order from the customer. Revenue is not recognized for AngioJet drive units that are maintained at customer locations as evaluation drive units. We do not lease AngioJet drive units. Revenues associated with products that are shipped to customers from our facilities are recognized, and title and risk of loss are transferred to the customer, when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized. Revenue recognition for drive unit extended warranties is amortized on a straight-line basis over the life of the warranty period that is generally twelve months.

Allowance for Returns

Trade receivable, are reduced by an allowance for items that may be returned in the future. The allowance requires us to make estimates at the time the account receivable is recorded concerning the likelihood of returns. The estimate is based upon our historical product return experience, customer complaint rates, information received from our customers and other assumptions that we believe are reasonable under the circumstances. We review, on a quarterly basis, the actual returns for the previous quarter and evaluate the adequacy of the allowance for future returns. Although we believe the amount of the allowance for returns is appropriate, actual returns incurred could differ from our original estimate, requiring adjustments to the allowance.

Allowance for Doubtful Accounts

Substantially all of our trade receivables are due from health care facilities located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and creditworthiness of each customer. We evaluate the adequacy of the allowance for doubtful accounts on a quarterly basis. Although we believe the amount of the allowance for doubtful accounts is appropriate, nonpayment of accounts could differ from our original estimate, requiring adjustments to the allowance.

Inventories

We value inventories at the lower of cost or market. In order to determine the market value of inventory, on a quarterly basis, we assess the inventory quantities on hand to estimate future usage and sales and, if necessary, set up an obsolescence reserve for inventory deemed excess or obsolete to estimate market value. Although we believe the amount of the reserve for inventory obsolescence is appropriate, the amount of our inventory that becomes obsolete may differ from our original estimate, requiring adjustments to the reserve.

Warranty Reserve

We provide a one-year limited warranty on our AngioJet System drive unit and a limited warranty on AngioJet System disposable products. We establish a warranty reserve at the time products are sold that is based upon historical frequency of claims relating to our products and the cost to replace disposable products and to repair drive units under warranty. We evaluate the adequacy of the warranty reserve on a quarterly basis. Although we believe the amount of the warranty reserve is appropriate, given our historical experience, if actual claims incurred differ from the original estimate, we would be required to adjust the reserve.

Deferred Tax Asset Valuation Allowance

We became profitable starting in the third quarter of fiscal 2001 and have remained profitable since that time. We increased our deferred tax asset by an additional $466,000 in fiscal 2005, an additional $2,578,000 in fiscal 2004 and an additional $2,777,000 in fiscal 2003. These increases were related to tax benefits from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Due to the previous three full years' operating results projected forward through the carry-forward period, we reduced our valuation allowance on the deferred tax asset by $9,778,000 during the fourth quarter of fiscal 2003. The remaining valuation allowance of $690,000 of the deferred tax asset relate to the research and development tax credits and may not be realizable.

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


RESULTS OF OPERATIONS

Fiscal Years Ended July 31, 2005, 2004 and 2003

Summary

Total product sales for fiscal 2005 decreased $7,367,000 or 10% to $65,053,000, compared to $72,420,000 in fiscal 2004. Total product sales for 2004 increased $14,992,000, or 26%, to $72,420,000, compared to $57,428,000 in fiscal 2003.

We recorded net income of $6,155,000, or $0.34 per diluted share, in fiscal 2005, compared to net income of $11,729,000, or $0.60 per diluted share, in fiscal 2004 and net income of $16,568,000, or $0.88 per diluted share, in fiscal 2003. In fiscal 2003, we recorded a benefit for income taxes in the amount of $9,060,000 due to the reduction of the deferred tax asset valuation allowance and changes in temporary differences. This income tax benefit offset our income tax provision of $4,505,000 and resulted in a net income tax benefit of $4,555,000. The reduction of the deferred tax asset valuation allowance of $9,060,000 increased net income per share by $0.48 per diluted share.

Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2005 and 2004 and between 2004 and 2003.



                                                           Increase (Decrease)                            Increase (Decrease)
                                                         -------------------------                      ------------------------
                                    2005        2004       Dollars      Percent   2004         2003       Dollars     Percent
                                   ---------------------------------------------------------------------------------------------
  Product Sales                     $ 65,053    $ 72,420     $ (7,367)     -10.2% $ 72,420     $ 57,428     $ 14,992      26.1%

  Operating Expenses
     Cost of medical products         16,967      17,320         (353)      -2.0%   17,320       14,510        2,810      19.4%
     Selling, general and
            administrative            28,625      27,984          641        2.3%   27,984       23,808        4,176      17.5%
     Research and development         10,502       9,033        1,469       16.3%    9,033        7,503        1,530      20.4%
                                   ---------------------------------------------------------------------------------------------
     Total                            56,094      54,337        1,757        3.2%   54,337       45,821        8,516      18.6%

  Operating Income                     8,959      18,083       (9,124)     -50.5%   18,083       11,607        6,476      55.8%

     Other Income                      1,160         680          480       70.6%      680          406          274      67.5%

  Income before income taxes          10,119      18,763       (8,644)     -46.1%   18,763       12,013        6,750      56.2%
  Income taxes (provision) benefit    (3,964)     (7,034)       3,070      -43.6%   (7,034)       4,555      (11,589)   -254.4%
                                   ---------------------------------------------------------------------------------------------
  Net income                        $  6,155    $ 11,729     $ (5,574)     -47.5% $ 11,729     $ 16,568     $ (4,839)    -29.2%
                                   =============================================================================================

The following table shows the Statements of Income as a percentage of product sales for 2005, 2004 and 2003.

                                             2005        2004         2003
                                         --------------------------------------
  Product Sales                                100.0%      100.0%       100.0%

  Operating Expenses
     Cost of medical products                   26.1%       23.9%        25.3%
     Selling, general and
           administrative                       44.0%       38.6%        41.5%
     Research and development                   16.1%       12.5%        13.1%
                                         --------------------------------------
     Total                                      86.2%       75.0%        79.8%

  Operating Income                              13.8%       25.0%        20.2%

     Other Income                                1.8%        0.9%         0.7%

  Income before income taxes                    15.6%       25.9%        20.9%
  Income taxes (provision) benefit              -6.1%       -9.7%         7.9%
                                         --------------------------------------
  Net income                                     9.5%       16.2%        28.9%
                                         ======================================


Revenue

U.S. product sales for fiscal 2005 decreased $7,751,000, or 11%, to $63,116,000 compared to $70,867,000 in fiscal 2004. U.S. product sales for fiscal 2004 increased $14,655,000, or 26%, to $70,867,000 compared to $56,212,000 in fiscal
2003. The main factor in the revenue decrease during fiscal 2005 is the negative impact from the results of the AiMI post-marketing study. Our revenue increased during fiscal 2004 because of U.S. marketing of the AngioJet System for additional applications and because of the expansion of our direct sales force.

As of July 31, 2005, we had a total of 1,509 domestic AngioJet System drive units in the field, compared to 1,317 and 1,062 at the end of the previous two fiscal years. During fiscal 2005, we sold approximately 47,700 catheters and pump sets versus approximately 52,100 in fiscal 2004 and 42,500 in fiscal 2003. This represents an 8% decrease in fiscal 2005 and a 23% increase in fiscal 2004 in unit catheter sales from the previous years. During the fiscal years ended July 31, 2005, 2004 and 2003, we sold 215 AngioJet System drive units in fiscal 2005, 258 drive units in fiscal 2004 and 212 drive units in fiscal 2003. The increasing AngioJet System drive unit sales resulted from drive unit promotions with several of our group purchasing organizations in fiscal 2005 and 2004, continuing customer acceptance of our expanded and improved coronary and peripheral catheter product lines and the expansion of our sales force, but was offset, in 2005, by the negative effects of the AiMI study.

We employ a variety of flexible drive unit sale programs, including outright sale and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle and is normally approximately six months from the beginning of the marketing cycle. We have signed contracts with eight purchasing groups to accelerate orders and increase market penetration. These purchasing groups evaluate and screen new medical technologies, and negotiate pre-determined discounts on behalf of their members, and. By working with these purchasing groups, we are placed on their recommended vendor list, and in some instances receive marketing support from the purchasing group supported by a marketing fee that we pay. These discounts and marketing fees have been offset by the increase in our sales to the member hospitals of the purchasing group. There has been no material negative effect on our margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

Foreign sales of the AngioJet System were $1,938,000 in fiscal 2005, $1,553,000 in fiscal 2004 and $1,215,000 in fiscal 2003. The increase in sales is primarily due to the introduction of the XMI RX, XMI and XVG catheters and the increase in drive unit sales in the European market. In addition, we hired an outside consultant to expand product penetration in Germany in fiscal 2005. Limited foreign sales are primarily due to cost constraints in overseas markets.


Cost of Medical Products

Cost of medical products decreased $353,000 to $16,967,000 in fiscal 2005 compared to fiscal 2004. The decrease was primarily due to the reduction in AngioJet System product unit sales offset by higher production overhead on lower units produced combined with an increase in overhead costs. Cost of medical products increased $2,810,000 to $17,320,000 in fiscal 2004 compared to fiscal 2003. The increase was primarily due to the growth in the U.S. AngioJet System product sales.

Gross profit decreased by $7,014,000 to $48,086,000, or 74% of product sales, in fiscal 2005 from $55,100,000, or 76% of product sales in fiscal 2004, but increased $12,182,000 in fiscal 2004 from $42,918,000 or 75% of product sales in fiscal 2003. The decrease in the gross profit margin in fiscal 2005 was primarily due to lower revenue and to a shift to products carrying a lower gross profit margin. The improvement in gross profit margin in fiscal 2004 was driven by higher volumes of XMI RX, XMI, XVG and Xpeedior Plus 120 catheters that carry higher margins than the catheters they replaced. We believe that gross margins as a percent of sales will be in the lower to mid-seventies for fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $642,000 to $28,625,000, or 44% of product sales, in fiscal 2005 compared to $27,984,000 or 39% of product sales in fiscal 2004. The primary factors for the expense increase fiscal 2005 were the additional expenses associated with the growth in the sales force, increased employee medical benefit costs, increase in Sarbanes-Oxley related professional fees, increase in executive benefit plan expense, increase in depreciation, increase in software expense, and an increase in building rent and operating. These increases were partially offset by a reduction in expenses associated with marketing clinical trials, a reduction of incentives, a decrease in sales materials and sales demos, a decrease in outside services and a decrease in contract labor.

Selling, general and administrative expense increased $4,175,000 to $27,984,000, or 39% of product sales, in fiscal 2004 from $23,808,000 or 41% of product sales in fiscal 2003. The primary factors for the expense increase for fiscal 2004 were increased sales and marketing expenses related to the expansion of the Company's U.S. direct sales organization for the AngioJet System, increased overall compensation, contract labor and fringe benefits, increased marketing fees for the national purchasing contracts, increased sales demos and sales materials, increased professional fees and outside services and an increase in patent expense. These expenses were partially offset by a reduction in patient enrollment associated with marketing clinical trials and software and computer depreciation.

We expect that the current U.S. sales force will be sufficient to grow sales and service our current customer base for the AngioJet System through fiscal 2006.

Research and Development Expenses

Research and development expenses increased $1,469,000 to $10,502,000, or 16% of product sales, in fiscal 2005 compared to $9,033,000, or 12% of product sales in fiscal 2004. The increase was largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, DVX peripheral catheter, and projects relating to the improvement of the rapid exchange catheter and the distal occlusion guidewires.

Research and development expenses increased $1,530,000 to $9,033,000, or 12% of product sales, in fiscal 2004 compared to $7,503,000 or 13% of product sales in fiscal 2003. The increase was largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, and projects relating to the improvement of the rapid exchange catheter, the distal occlusion guidewires and the power pulse spray projects.

We believe that research and development expenses for AngioJet System applications and related products will decrease in fiscal 2006 over fiscal 2005 levels. Research and Development expense levels are dependent upon the continuing development of its current products and investment in the development of new AngioJet System thrombectomy applications and related products including clinical trials.

Interest Income

Interest income increased $542,000 to $1,274,000 in fiscal 2005 compared to $732,000 in fiscal 2004, and increased $375,000 in fiscal 2004 from $357,000 in fiscal 2003. The increases are due to the investing of excess cash and cash equivalents in an enhanced cash management portfolio of marketable securities and to the recent interest rate increases. The Company expects interest income to increase in fiscal 2006 as compared to fiscal 2005 due to positive operating cash flows and an expected interest rate increase.

Loss (Gain) On Sale of Securities

Loss on sales of securities was $114,000 in fiscal 2005 and $53,000 in 2004 . Gain on sales of securities was $50,000 in fiscal 2003. The losses in fiscal 2005 and 2004 were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

(Provision) Benefit for Income Taxes

We recorded a provision for income taxes of $3,964,000, or approximately 39.2% of income before income taxes, for fiscal 2005. The Company recorded a provision for income taxes of $7,034,000 or approximately 37.5% of income before income taxes, for fiscal 2004. In fiscal 2003 the Company recorded a benefit for income taxes of $4,555,000. The benefit for income taxes in fiscal 2003 was due to the reversal of the valuation allowance on our net deferred tax asset .

During fiscal 2005 we determined that the scope of our operations caused us to have nexus in states in which it had not previously filed corporate state income tax returns. We filed the appropriate corporate state income tax returns in these states, including returns for prior years, to obtain the appropriate net operating loss carry-forwards. We expensed an additional $165,000 of corporate state income tax expense relating to the filing of these state corporate income tax returns during fiscal 2005.

We became profitable starting in the third quarter of fiscal 2001 and have maintained profitability since. Prior to the fourth quarter of fiscal 2002, and due to the uncertainty of realizing the value of our deferred tax asset, we had established a valuation allowance equal to 100 percent of the value of the tax asset, reducing the amount of such asset reflected on our balance sheet to zero .. In the fourth quarters of fiscal 2003 and 2002, we reassessed the likelihood that the deferred tax asset would be recovered from future taxable income. Due to the previous three full years' operating results projected forward, the Company reduced its valuation allowance on the deferred tax asset by $9,778,000 and $13,713,000 during the fourth quarter of fiscal 2003 and 2002, respectively. These reductions in the allowance resulted in a tax benefit, which was partially offset by changes in temporary differences.

We increased our deferred tax asset by an additional $466,000 in fiscal 2005, $2,578,000 in fiscal 2004 and $2,777,000 in fiscal 2003, as a result of the tax benefit from exercise of disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. The remaining valuation allowance of $690,000 of the deferred tax asset relate to the research and development tax credits and may not be realizable.

Effects of Inflation
Inflation and changes in prices, had very little effect on our net revenue and net income from operations for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities totaled approximately $44,427,000 at July 31, 2005 compared to $48,171,000 at July 31, 2004. The primary factor in the decrease was cash used in financing activities to repurchase company stock.

During fiscal 2005, we generated $11,919,000 of cash from operating activities, which resulted primarily from $6,155,000 net income, depreciation of $2,341,000, a decrease in deferred tax assets of $3,374,000, stock compensation expense of $159,000 and a decrease in accounts receivable of $1,957,000. These sources of cash from operations were partially offset by cash used to fund an increase in inventories of $1,021,000, an increase in prepaid expenses and other assets of $424,000, and a decrease in accounts payable and accrued liabilities of $840,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carry-forwards to offset current taxes payable. The $1,957,000 decrease in receivables was due to decrease in revenue in fiscal 2005 as compared to fiscal 2004. Inventory increased as we built additional units to meet the anticipated increase in demand of the AngioJet System that was not realized because of the negative impact of the AiMI post-marketing study results. The decrease in trade accounts payable and accrued liabilities was due to the timing of the payments.

We used $1,368,000 of cash in investing activities during fiscal 2005. This includes the net purchase of marketable securities of $279,000 and the purchase of $1,661,000 of property and equipment.

We used $13,706,000 of cash in financing activities in fiscal 2005, which resulted from the repurchase of 1,133,100 shares of our common stock for $14,961,000, offset partially by the cash received in connection with the exercise of stock options for $1,256,000.

During fiscal 2004, we generated $17,375,000 of cash from operating activities, which resulted primarily from $11,729,000 net income, depreciation of $1,813,000, a decrease in deferred tax assets of $6,554,000, non-cash stock compensation expense of $142,000, an increase in accounts payable and accrued liabilities of $1,673,000. These cash sources were partially offset by cash used in operations to fund an increase in receivables of $2,266,000, an increase in inventories of $1,800,000, and an increase in prepaid expenses and other assets of $475,000. The increase in trade accounts payable and accrued liabilities was due to the timing of the payments, including an increase in accrued compensation which was paid subsequent to year-end. The $2,266,000 increase in receivables was due to increase in revenue in fiscal 2004 as compared to fiscal 2003. Inventory increased due to the increase in demand for the AngioJet System.

We used $15,916,000 of cash in investing activities in fiscal 2004. This includes a net purchase of $12,708,000 of marketable securities and property and equipment purchases of $3,259,000.

We generated $2,170,000 of cash from financing activities in fiscal 2004, , resulting from cash received in connection with the exercise of stock options and warrants of $7,190,000, offset by the repurchase of 243,400 shares of our common stock for $5,020,000 .

During fiscal 2003, we generated $12,995,000 of cash from operating activities, which resulted primarily from $16,568,000 net income, depreciation of $2,085,000, non-cash stock compensation expense of $161,000, and an increase in accounts payable and accrued liabilities of $1,781,000. These cash sources were partially offset by an increase in receivables of $2,093,000, an increase in inventories of $697,000 and an increase in deferred tax assets of $4,798,000. The increase in trade accounts payable and accrued liabilities was due to the timing of the payments, an increase in accrued clinical and marketing trials, an increase in accrued outside services and an increase in deferred drive unit warranty revenue. The $2,093,000 increase in receivables was due to increase in revenue in fiscal 2003 as compared to fiscal 2002. Inventory increased due to the increase in demand for the AngioJet System. Deferred tax assets increased due to the reduction of the valuation allowance.

We used $28,658,000 in investing activities in fiscal 2003, including $27,272,000 to purchase marketable securities and $1,428,000 to purchase property and equipment. Net cash provided by financing activities was $1,889,000 in fiscal 2003, consisting of $5,883,000 of cash received upon exercise of stock options and warrants, offset by $3,994,000 used to repurchase of 246,900 shares of our common stock.

Except with respect to lease obligations and purchase obligations, we do not have any substantial commitments for capital expenditures. The following table sets forth contractual obligations at July 31, 2005:

                                                                   Payments Due By Period
---------------------------------------------------------------------------------------------------------------------------------
                                                       Less than
                                                           1
                                   Total                 year             1-3 Years               4-5 Years           Thereafter
                            -----------------------------------------------------------------------------------------------------
Operating Lease Obligations         $ 2,126,000        $   417,000         $  857,000           $   667,000            $ 185,000
Purchase Obligations                  3,478,000          3,478,000                 --                    --                   --
Other Long-Term Liabilities           1,083,000            271,000            406,000               406,000                   --
                            -----------------------------------------------------------------------------------------------------
Total                               $ 6,687,000        $ 4,166,000         $1,263,000           $ 1,073,000            $ 185,000
                                    ===========        ===========         ==========           ===========            =========


With over $44 million of cash and marketable securities, we believe our cash on hand and funds from operations will be sufficient to cover both our short-term and long-term operating requirements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any debt or off-balance-sheet financial arrangements.

OUTLOOK

We expect that overall revenue from the AngioJet System, primarily in the United States, will be in the range of $69 million to $74 million in fiscal 2006. We expect that gross margin for fiscal 2006 will be in the low to mid-seventies as a percent of total sales. The Company expects selling, general and administrative expenses to increase in fiscal 2006 due to anticipated growth in revenue. The Company believes that research and development expense for AngioJet System applications and related products will decrease in fiscal 2006 over fiscal 2005 levels. Research and development expense levels are dependent upon the continuing development of its current products and investment in the development of new AngioJet System thrombectomy applications and related products, including clinical trials. Including the impact of stock-based compensation expense, the Company anticipates net income per diluted share of $0.24 to $0.34 for fiscal 2006. The impact of expensing stock-based compensation per FAS No. 123(R) is anticipated to be approximately $0.04 per diluted share for the first quarter and $0.16 per diluted share for fiscal year 2006. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. In addition, the Company expects that increasing working capital investments in trade receivables and inventory will be required to support projected growing product sales. The Company expects to repurchase its common stock from time-to-time in open market transactions when it deems appropriate.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company invests its excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels. Loss on sales of securities was $114,000 in fiscal 2005 and $53,000 in 2004 . Gain on sales of securities was $50,000 in fiscal 2003. The losses in fiscal 2005 and 2004 were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain
(loss) on sale of securities is dependent on interest rate fluctuations.

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD"). As of July 31, 2004, the Company's foreign bank accounts were closed.

Item 8. Financial Statements and Supplementary Data:


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Possis Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the "Company") as of July 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 13, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
-------------------------

Minneapolis, Minnesota
October 13, 2005

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   JULY 31, 2005           JULY 31, 2004
                                                                   -------------           -------------
               ASSETS

CURRENT ASSETS:
Cash and cash equivalents (NOTE 1)                                  $  5,257,244            $  8,411,784
Marketable securities (NOTE 1)                                        39,169,811              39,759,403
Trade receivables (less allowance for doubtful  accounts and
 returns of $669,000 and $536,000, respectively)                       8,274,839              10,232,180
Inventories (NOTE 1)                                                   5,830,204               5,389,653
Prepaid expenses and other assets                                      1,158,214                 958,616
Deferred tax assets (NOTE 4)                                           1,042,000                 890,000
                                                                    ------------            ------------
     Total current assets                                             60,580,312              65,641,636

PROPERTY AND EQUIPMENT, net (NOTE 1)                                   4,879,221               5,073,775

DEFERRED TAX ASSET, net (NOTE 4)                                      12,113,949              15,103,949

OTHER ASSET (NOTE 3)                                                     425,914                 201,341
                                                                    ------------            ------------
TOTAL ASSETS                                                        $ 78,151,396            $ 86,020,701
                                                                    ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                              $  1,355,402            $  1,791,694
Accrued salaries, wages, and commissions                               3,212,525               4,228,804
Other liabilities                                                      2,468,669               2,222,465
                                                                    ------------            ------------
 Total current liabilities                                             7,036,596               8,242,963

OTHER LIABILITIES (NOTE 3)                                               526,914                 160,536

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (NOTE 5):
Common stock-authorized, 100,000,000 shares of $0.40 par
  value each; issued and outstanding, 17,326,487 and
  18,254,942 shares, respectively                                      6,930,595               7,301,977
Additional paid-in capital                                            75,725,188              88,434,540
    Unearned compensation                                                (15,000)                (15,000)
    Accumulated other comprehensive loss                                (240,000)               (136,000)
    Retained deficit                                                 (11,812,897)            (17,968,315)
                                                                    ------------            ------------
         Total shareholders' equity                                   70,587,886              77,617,202
                                                                    ------------            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 78,151,396            $ 86,020,701
                                                                    ============            ============


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                               YEARS ENDED JULY 31


                                                               2005                 2004                   2003
                                                           ------------------------------------------------------
Product sales (NOTE 9)                                     $ 65,053,329         $ 72,420,168         $ 57,427,709
Cost of sales and other expenses:
    Cost of medical products                                 16,966,874           17,320,094           14,510,064
    Selling, general and administrative                      28,625,132           27,983,585           23,808,304
    Research and development                                 10,501,719            9,033,207            7,502,763
                                                           ------------         ------------         ------------
        Total cost of sales and other expenses               56,093,725           54,336,886           45,821,131
                                                           ------------         ------------         ------------
Operating income                                              8,959,604           18,083,282           11,606,578
Interest income                                               1,274,149              731,809              356,495
(Loss) gain on sale of securities                              (114,401)             (52,580)              49,687
                                                           ------------         ------------         ------------
Income before income taxes                                   10,119,352           18,762,511           12,012,760
Income tax (provision) benefit (NOTE 4)                      (3,963,934)          (7,033,790)           4,555,000
                                                           ------------         ------------         ------------
Net income                                                    6,155,418           11,728,721           16,567,760
Other comprehensive loss, net of tax -
    Unrealized loss on securities                              (104,000)             (36,000)            (100,000)
                                                           ------------         ------------         ------------
Comprehensive income                                       $  6,051,418         $ 11,692,721         $ 16,467,760
                                                           ============         ============         ============
Net income per common share:
    Basic                                                  $       0.35         $       0.65         $       0.95
    Diluted                                                $       0.34         $       0.60                 0.88
Weighted average number of common shares outstanding:
    Basic                                                    17,616,072           17,935,974           17,501,573
    Diluted                                                  18,310,906           19,565,530           18,889,245


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31

                                                                             2005              2004               2003
                                                                       --------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                         $  6,155,418       $ 11,728,721       $ 16,567,760
    Adjustments to reconcile net income to net
        cash provided by operating activities:
    Depreciation                                                          2,341,170          1,813,476          2,084,604
    Deferred income taxes                                                 3,374,000          6,554,030         (4,798,000)
    Stock compensation expense                                              159,000            141,646            160,550
    Loss (gain) on sale of securities                                       136,405             52,580            (49,687)
    Loss (gain) on disposal of assets                                        80,651            (47,236)             6,226
    Decrease (increase) in trade receivables                              1,957,341         (2,265,786)        (2,093,036)
    Increase in inventories                                              (1,020,509)        (1,800,360)          (697,387)
    (Increase) decrease in prepaid expenses and other assets               (424,171)          (475,000)            32,679
    (Decrease) increase in trade accounts payable                          (436,292)           205,918            323,065
    (Decrease) increase in accrued and other liabilities                   (403,697)         1,466,971          1,458,291
                                                                       ------------       ------------       ------------
             Net cash provided by operating activities                   11,919,316         17,374,960         12,995,065
                                                                       ------------       ------------       ------------
INVESTING ACTIVITIES:
     Additions to property and equipment                                 (1,660,969)        (3,258,644)        (1,427,781)
     Proceeds from sale of fixed assets                                      13,660             49,924             41,211
     Proceeds from sale/maturity of marketable securities                58,943,391         31,631,026         54,299,309
     Purchase of marketable securities                                  (58,664,204)       (44,338,786)       (81,570,845)
                                                                       ------------       ------------       ------------
     Net cash used in investing activities                               (1,368,122)       (15,916,480)       (28,658,106)
                                                                       ------------       ------------       ------------
FINANCING ACTIVITIES:
     Proceeds from issuance of stock and exercise
          of options and warrants                                         1,255,710          7,190,378          5,883,234
     Repurchase of common stock                                         (14,961,444)        (5,020,016)        (3,993,914)
                                                                       ------------       ------------       ------------
            Net cash (used in) provided by financing activities         (13,705,734)         2,170,362          1,889,320
                                                                       ------------       ------------       ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (3,154,540)         3,628,842        (13,773,721)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                                             8,411,784          4,782,942         18,556,663
                                                                       ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  5,257,244       $  8,411,784       $  4,782,942
                                                                       ============       ============       ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Disqualified stock options                                             $    466,000       $  2,578,000       $  2,777,000
Cash paid for income taxes                                                  666,958            353,876            287,977
Issuance of restricted stock                                                 36,000             36,000             36,000
Inventory transferred to fixed assets                                        36,958             12,960             47,951


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY


                                           COMMON STOCK
                                     ------------------------     ADDITIONAL    STOCK     UNREALIZED
                                      NUMBER OF                   PAID-IN       COMPEN-     LOSS ON    RETAINED
                                      SHARES        AMOUNT        CAPITAL       SATION    SECURITIES    DEFICIT        TOTAL
                                     -----------  -----------    ------------ ----------  ----------- ------------  ------------
BALANCE AT JULY 31, 2002              17,274,222  $ 6,909,689    $ 79,128,073 $ (18,900)   $    --    $(46,264,796) $ 39,754,066
Employee stock purchase plan              25,267       10,107         354,923      --           --            --         365,030
Stock options issued to directors
and physicians (NOTE 5)                     --           --           120,650      --           --            --         120,650
Stock options and
warrants exercised                       703,993      281,597       5,236,607      --           --            --       5,518,204
Disqualified stock options                  --           --         2,777,000      --           --            --       2,777,000
Stock grants                               2,010          804          35,196   (36,000)        --            --            --
 Unearned stock compensation
amortization                                --           --              --      39,900         --            --          39,900
Unrealized loss on investments              --           --              --        --       (100,000)         --        (100,000)
Stock retired                             (1,061)        (424)        (13,799)     --           --            --         (14,223)
Common stock repurchased                (246,900)     (98,760)     (3,895,154)     --           --            --      (3,993,914)
Net income                                  --           --              --        --           --      16,567,760    16,567,760
                                     -------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2003              17,757,531    7,103,013      83,743,496   (15,000)    (100,000)  (29,697,036)   61,034,473
Employee stock purchase plan              24,814        9,926         367,713      --           --            --         377,639
Stock options issued to directors
(NOTE 5)                                    --           --           105,646      --           --            --         105,646
Stock options and warrants exercised     714,113      285,644       6,527,095      --           --            --       6,812,739
Disqualified stock options                  --           --         2,578,000      --           --            --       2,578,000
Stock grants                               1,884          754          32,246   (36,000)        --            --            --
Unearned stock compensation
     amortization                           --           --              --      36,000         --            --          36,000
Unrealized loss on investments              --           --              --        --        (36,000)         --         (36,000)
Common stock repurchased                (243,400)     (97,360)     (4,922,656)     --           --            --      (5,020,016)
Net income                                  --           --              --        --           --      11,728,721    11,728,721
                                     -------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2004              18,254,942    7,301,977      88,434,540   (15,000)    (136,000)  (17,968,315)   77,617,202
   Employee stock purchase plan           37,580       15,032         416,007      --           --            --         431,039
   Stock options issued to directors
   (NOTE 5)                                 --           --           123,000      --           --            --         123,000
   Stock options and warrants
   exercised                             164,311       65,724         758,946      --           --            --         824,670
                                                                                                                         466,000
   Disqualified stock options               --           --              --        --           --         466,000
   Stock grants                            2,754        1,102          34,898   (36,000)        --            --            --
   Unearned stock compensation
        amortization                        --           --              --      36,000         --            --          36,000
   Unrealized loss on investments           --           --              --        --       (104,000)         --        (104,000)
   Common stock repurchased           (1,133,100)    (453,240)    (14,508,203)     --           --            --     (14,961,443)
   Net income                               --           --              --        --           --       6,155,418     6,155,418
                                     -------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 2005              17,326,487  $ 6,930,595    $ 75,725,188 $ (15,000)   $(240,000) $(11,812,897) $ 70,587,886
                                     ===========  ===========    ============ =========    =========  ============  ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS Possis Medical, Inc. (the "Company") is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 48 years. In 1990, the Company decided to focus on medical products and in 1993 changed its name to Possis Medical, Inc. In January 1995, the Company established a 100% owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. The Company received AngioJet Rheolytic Thrombectomy System U.S. marketing approval for use in arterio-venous (AV) access hemodialysis grafts in December 1996, for use in native coronary arteries and coronary bypass grafts in March 1999, and for use in leg arteries in April 2000.

The Company's thrombectomy products utilize new technology, and the production processes and equipment used to manufacture them are unique and have been designed and constructed by Company employees. In addition, the medical device industry is subject to the laws and oversight of the United States Food and Drug Administration as well as non-U.S. regulatory bodies in countries where the Company does business.

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

MARKETABLE SECURITIES During fiscal 2005 and 2004, the Company invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All Company securities in this portfolio as of July 31, 2005 and 2004 are classified as available-for-sale and consist primarily of U.S. government securities and corporate/municipal bonds. These investments are reported at fair value with a net unrealized loss for the years ended July 31, 2005 and 2004 of approximately $104,000 and $36,000, respectively, net of tax effect, which is included in other comprehensive loss as of July 31, 2005 and 2004. The cost of securities sold is based on the specific identification method.

Information regarding the Company's available-for-sale marketable securities as of July 31, 2005 and 2004 is approximately as follows:



                                                U.S.Govt.     Corporate      Municipal           Mutual
                                               Securities       Bonds         Bonds               Funds         Total
                                               -----------   -----------   ------------         ---------    ------------
                                                                           July 31, 2005
                                               --------------------------------------------------------------------------
      Cost..................................   $24,175,000   $ 6,806,000    $ 7,948,000        $  632,000    $ 39,561,000
      Gross unrealized losses...............      (222,000)      (40,000)      (129,000)            --           (391,000)
                                               ------------  -----------    -----------         ---------    ------------
      Fair value............................   $23,953,000   $ 6,766,000    $ 7,819,000        $  632,000    $ 39,170,000


                                                                           July 31, 2004
                                               --------------------------------------------------------------------------
      Cost................................. .  $21,737,000   $ 8,644,000    $ 5,997,000        $3,598,000    $ 39,976,000
      Gross unrealized losses...............      (152,000)      (16,000)       (49,000)             --          (217,000)
                                               -----------   -----------    -----------        ----------    ------------
      Fair value............................   $21,585,000   $ 8,628,000    $ 5,948,000        $3,598,000    $ 39,759,000

The following information recaps marketable securities for the years ended July 31, 2005 and 2004:


                                                        July 31, 2005
                      ------------------------------------------------------------------------------
                       U.S. Govt.      Corporate        Municipal         Mutual
                       Securities         Bonds            Bonds           Funds          Total
                      ------------    --------------   --------------   -------------   ------------
Proceeds from sales   $ 27,416,000    $      697,000   $    1,270,000   $  29,281,000   $ 58,664,000
                      ============    ==============   ==============   =============   ============
Net gain realized     $     40,000    $         --     $         --     $        --     $     40,000
                      ============    ==============   ==============   =============   ============
Net loss realized     $    171,000    $       (5,000)  $         --     $        --     $   (166,000)
                      ============    ==============   ==============   =============   ============


                                                        July 31, 2004
                      ------------------------------------------------------------------------------
                       U.S. Govt.      Corporate        Municipal         Mutual
                       Securities         Bonds            Bonds           Funds          Total
                      ------------    --------------   --------------   -------------   ------------
Proceeds from sales   $ 10,510,000    $      488,000   $      183,000   $  20,450,000   $ 31,631,000
                      ============    ==============   ==============   =============   ============

Net gain realized     $     29,000    $        1,000   $         --     $        --     $     30,000
                      ============    ==============   ==============   =============   ============

Net loss realized     $    (82,000)   $         --     $         --     $        --     $    (82,000)
                      ============    ==============   ==============   =============   ============





INVENTORIES Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances at July 31 were as follows:


                                                  2005           2004
                                               -----------   -----------

                 Finished goods................$ 2,149,599   $ 2,018,152
                 Work-in-process...............  1,206,364     1,260,449
                 Raw materials.................  2,474,241     2,111,052
                                               -----------   -----------

                                               $ 5,830,204   $ 5,389,653
                                               ===========   ===========


PROPERTY AND EQUIPMENT Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives at July 31 were as follows:


                                                      2005              2004               LIFE
                                                  -----------      -------------       -------------
                  Leasehold improvements          $ 2,295,999          2,189,955       7-10 years
                  Equipment                        10,329,650          9,525,117       3 to 10 years
                  Assets in construction              222,467            526,793       N/A
                                                  -----------      -------------
                                                   12,848,116         12,241,865
                  Less accumulated depreciation    (7,968,895)        (7,168,090)
                                                  -----------      -------------
                  Property and equipment - net    $ 4,879,221      $   5,073,775
                                                  ===========      =============



IMPAIRMENT OF LONG-LIVED ASSETS Management of the Company periodically reviews the carrying value of property equipment owned by the Company by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment losses were recorded during fiscal 2005, 2004 and 2003, respectively.

INCOME TAXES The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the variances between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance to reflect the possibility that some portion or all of the deferred tax assets may not be realized.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

REVENUE RECOGNITION Revenues associated with AngioJet drive units that are maintained at customer locations are recognized, and title and risk of loss on those drive units is transferred to the customer when we receive a valid purchase order from the customer. Revenue is not recognized for AngioJet drive units that are maintained at customer locations as evaluation drive units. We do not lease AngioJet drive units. Revenues associated with products that are shipped to customers from our facilities are recognized, and title and risk of loss are transferred to the customer, when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized.

Revenue recognition for drive unit extended warranties is amortized on a straight-line basis over the life of the warranty period that is generally twelve months.

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

NET INCOME PER COMMON SHARE Net income per common share for fiscal 2005, 2004 and 2003 is computed by dividing net income by the weighted average number of common shares outstanding. Options representing 1,328,814, 41,600, and 228,850, shares of common stock at July 31, 2005, 2004 and 2003, respectively, have been excluded from the computations because their effect is antidilutive.

RECLASSIFICATIONS Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as required in the fourth quarter of fiscal year 2004. In September 2004, the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of EITF 03-1. The disclosures prescribed by EITF No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial statement disclosures and did not have an impact on the Company's consolidated balance sheet, statements of income, or cash flows.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R provides guidance on the identification of variable interest entities, and the assessment of a company's interests in a variable interest entity to determine whether consolidation is appropriate. FIN 46R requires the consolidation of a variable interest entity by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. FIN 46R applies immediately to variable interest entities created after January 31, 2003 and is effective for periods beginning after March 15, 2004 for existing variable interest entities. The adoption of FIN 46R by the Company did not have an effect on the Company's consolidated balance sheet, statements of income, or cash flows.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS In April 2005, the FASB issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to SFAS No. 143 - "Accounting for Asset Retirement Obligations". The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event. FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized. Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005. Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption. Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes. The Company is evaluating the impact of FIN No. 47, however, it is not expected to have a material impact on results of operations or financial position.

ACCOUNTING FOR STOCK-BASED COMPENSATION In December 2004, the FASB revised Statement supersedes Accounting Principles board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the required effective date of SFAS No. 123R was deferred to the fiscal year beginning after June 15, 2005. As of the effective date, this Statement applies to all new awards granted as well as awards modified, repurchased, or cancelled. Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered. The Company plans to apply SFAS No. 123R prospectively as of August 1, 2005. The Company is in the process of determining the potential impact on its consolidated financial statements upon adoption.

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

INVENTORY COSTS In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 was effective for the Company on July 1,2005. The adoption of this standard did not have an effect on the Company's consolidated balance sheet, statements of income, or cash flows.

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

                                                              2005                       2004                       2003
                                                        ---------------            ---------------           ----------------
         Net income:
                  As reported.......................         $6,155,418              $11,728,721               $16,567,760
                  Pro forma.........................          2,986,418                8,530,721                13,820,760

         Net income per share - basic:
                 As reported........................         $     0.35              $      0.65               $      0.95
                 Pro forma..........................               0.17                     0.48                      0.79

         Net income per share - diluted:
                 As reported........................         $     0.34              $      0.60               $      0.88

                 Pro forma..........................               0.16                     0.44                      0.73

The fair value of options granted under the various option plans during fiscal 2005, 2004, and 2003 was estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions and results:

                                                                          2005                 2004                  2003
                                                                      ----------            ----------           ----------
         Dividend yield......................................              None                  None                 None
         Expected volatility.................................             54-68%                54-64%               60-80%
         Risk-free interest rate.............................           4.1-4.5%              3.9-4.7%             3.4-4.3%
         Expected life of option.............................           63-84 mo.              120 mo.              120 mo.
         Fair value of options on grant date.................         $7,635,000            $6,645,000           $4,395,000
                                                                      ==========            ==========           ==========


Effective August 1, 2005, we will apply SFAS No. 123R on a prospective basis.


3. EXECUTIVE BENEFIT PLAN
Effective February 1, 2004, the Company entered into a Supplemental Executive Retirement Deferred Compensation Agreement (SERP) with the Company's Chief Executive Officer (CEO). The Agreement requires the Company to establish an account on behalf of the CEO and to fund it yearly until the CEO reaches 65 years of age or early retirement, whichever comes first. The estimated yearly funding amount is approximately $203,000 for seven years. The target benefit is an annual benefit, for a ten-year period, equal to one-half of the CEO's base compensation at the time benefits become payable under the SERP.

For the 2005 and 2006 Plan Year, the Company established a Nonqualified Profit Sharing Plan (the "Plan") for a select group of key management employees. The Plan requires annual awards based upon target goals and contribution levels established by the Board of Directors. The Plan requires the Company to establish an account on behalf of each participant and to credit the participant account yearly. The estimated yearly funding amount for the 2005 and 2006 Plan Year is $50,000 and $60,000, respectively. The target benefit is an annual benefit, for a ten-year period, equal to one-tenth of the participant's account at the time benefits become payable under the Plan.

Total compensation expense resulting from the SERP and Plan for fiscal 2005 and 2004 is $344,000 and $162,000, respectively, which is included in selling, general and administrative expenses. As of July 31, 2005 and 2004, the assets of $426,000 and $201,000 and liabilities of $527,000 and $161,000 relating to the SERP and Plan are included in the balance sheet under the caption Other Assets and Other Liabilities.

4. INCOME TAXES

At July 31, 2005, the Company had net operating loss carry-forwards of approximately $23,373,000 for federal tax purposes, which expire in 2013 through 2021, and $9,647,000 for Minnesota tax purposes, which expire in 2012 through 2016.

In addition, at July 31, 2005, the Company has approximately $2,710,000 in federal and state tax credits, substantially all of which are research and development tax credits, which expire from 2008 through 2025, and approximately $664,000 alternative minimum tax credit, which does not expire. The Company established a valuation allowance for $690,000 against these research and development tax credits as a portion of them may not be realizable in future years.

The components of the income tax expense (benefit) as of July 31, 2005, 2004 and 2003 are as follows:

                                                                2005                     2004                     2003
                                                            -----------              -----------             ------------
         Current:
             Federal.................................       $   219,000              $   260,000             $    243,000

         Deferred:
             Federal.................................         3,189,000                6,540,000               (4,494,000)
                   State.............................           555,934                  233,790                 (304,000)
                                                            -----------              -----------             ------------
                                                              3,744,934                6,773,790               (4,798,000)
                                                            -----------              -----------             ------------
         Total income tax expense (benefit)                 $ 3,963,934              $ 7,033,790             $ (4,555,000)
                                                            ===========              ===========             ============


Deferred tax assets and liabilities as of July 31, 2005 and 2004 are described in the table below.


                                                                                       2005                       2004
                                                                                  -------------              ------------
Current assets:
     Allowance for doubtful accounts and returns .............................    $    269,000               $    220,000
     Inventory ...............................................................         366,000                    297,000
     Deferred Revenue ........................................................         374,000                    259,000
     Employee compensation and benefits ......................................         184,000                    167,000
     Other ...................................................................        (151,000)                   (53,000)
                                                                                  ------------               ------------
                                                                                     1,042,000                    890,000
     Valuation allowance .....................................................            --                         --
                                                                                  ------------               ------------
     Net .....................................................................    $  1,042,000               $    890,000
                                                                                  ============               ============
     Long-term assets (liabilities):
     Net operating loss carry-forwards .......................................    $  8,794,949               $ 12,318,949
     Amortization of patents .................................................         857,000                    714,000
     Tax credits .............................................................       3,374,000                  2,913,000
     Compensation ............................................................         205,000                          -
     Depreciation ............................................................        (427,000)                  (152,000)
                                                                                  ------------               ------------
                                                                                    12,803,949                 15,793,949
     Valuation allowance .....................................................        (690,000)                  (690,000)
                                                                                  ------------               ------------
     Net .....................................................................    $ 12,113,949               $ 15,103,949
                                                                                  ============               ============



The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2005, 2004 and 2003 as follows:

                                                                    2005                 2004                   2003
                                                                 ----------           -----------            -----------
Tax expense (benefit) on income (loss) from
         continuing operations computed at
         statutory rate of 35% .........................         $3,542,000           $ 6,567,000            $ 4,204,000
Change in valuation allowance ..........................               --                 (50,000)            (9,778,000)
Change in valuation allowance related to
         disqualified stock options ....................               --                    --
                                                                                                                 952,000
Other ..................................................            421,934               516,790                 67,000
                                                                 ----------           -----------            -----------
Total income tax expense (benefit) .....................         $3,963,934           $ 7,033,790            $(4,555,000)
                                                                 ==========           ===========            ===========




Deferred tax benefit of $466,000 and $2,578,000 in 2005 and 2004, respectively, relate to disqualified stock options, which is recorded directly in equity.

5. COMMON STOCK

COMMON STOCK REPURCHASED During the first quarter of fiscal 2003, the Company's Board of Directors authorized its initial shares repurchase program of $4,000,000. Subsequent to the initial authorization, the Company's Board of Directors authorized additional share repurchase programs of $4,000,000 in July 2003 and March 2004, $10,000,000 in August 2004 and $15,000,000 in February
2005. As of July 31, 2005, the share repurchase authorization remaining is $13,160,000.

During fiscal 2003, in open market transactions, the Company repurchased 246,900 shares of its common stock, at an average price of approximately $16.18 per share. During fiscal 2004, in open market transactions, the Company repurchased 243,400 shares of its common stock, at an average price of approximately $20.62 per share. During fiscal 2005, in open market transactions, the Company repurchased 1,133,100 shares of its common stock, at an average price of approximately $13.20 per share.

Since the inception of its repurchase programs, the Company has repurchased 1,623,400 shares of its common stock at an average price of approximately $14.77 per share.

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

At July 31, 2005, there were 3,060,722 shares reserved for outstanding options under all plans and 335,053 shares were available for granting of options under the 1999 Plan.

In fiscal 2005, 2004 and 2003, the Company granted 18,807, 11,074, and 11,648 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options vest six months after date of grant and expire not more than ten years from date of grant. The expense associated with compensatory options to outside directors was approximately $123,000, $106,000, and $104,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

A summary of changes in outstanding options for each of the three years ended July 31 follows:

                                                                2005            2004            2003
                                                             ---------       ---------       ---------
Shares under option at beginning of year                     2,652,263       2,761,253       2,941,974
Options granted                                                735,231         469,274         441,698
Options exercised                                             (167,078)       (519,534)       (538,199)
Options canceled                                              (159,694)        (58,730)        (84,220)
                                                             ----------      ---------       ---------
Shares under option at end of year                           3,060,722       2,652,263       2,761,253
                                                             =========       =========       =========
Shares exercisable at end of year                            1,990,763       1,906,119       1,903,952
                                                             =========       =========       =========

Stock option weighted-average exercise prices during fiscal 2005, 2004 and 2003 are summarized below:


                                                              2005              2004         2003
                                                            -------          --------      -------
Outstanding at beginning of year                            $ 11.08           $  9.36       $ 8.43
Granted                                                       13.66             18.91        12.81
Exercised                                                      5.15              8.65         7.37
Canceled                                                      15.74             14.58        10.51
Outstanding at end of year                                  $ 11.78           $ 11.08       $ 9.36
                                                            =======           =======       ======

 The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2005:


                                               Weighted-
                                               Average
     Range of                                  Remaining          Weighted-                               Weighted-
     Exercise               Shares          Contractual Life       Average              Shares             Average
     Price                Outstanding          in Years         Exercise Price        Exercisable       Exercise Price
----------------------------------------------------------------------------------------------------------------------
    $ 1 -  6                577,691              5.07               $ 4.74                577,691          $ 4.74
      6 - 12                866,880              6.04                 7.93                628,788            7.67
     12 - 17                663,877              5.55                13.52                407,815           13.77
     17 - 21                912,674              3.97                17.96                367,019           18.16
     21 - 34                 39,600              8.77                27.54                  9,450           27.54
----------------------------------------------------------------------------------------------------------------------




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

In fiscal 2005, the Company granted 2,754 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $32,000 as of July 31, 2005. In case of termination of a member of the Board of Directors, unvested shares are forfeited. Unearned compensation of $36,000 was recorded at the date of the grant and is being recognized over the vesting period.

In fiscal 2005, 2004 and 2003, total compensation expense of approximately $36,000, $36,000 and $36,000, respectively, were recognized on these restricted stock grants.

STOCK WARRANTS Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 2003. These warrants were cancelled in fiscal 2004 following the expiration of the mandatory notice period.

In May and June 1999, the Company issued 106,509 and 17,669 warrants, respectively, to various investors in conjunction with the Company's private placement offering. These warrants are exercisable into common stock at $11.43 and $11.69, respectively. During fiscal 2003, 101,278 of these warrants were exercised. The remaining unexercised warrants of 3,750 expired in May 2003.

In March 2000, the Company issued 318,810 warrants to various investors in conjunction with the Company's private placement offering. These warrants were exercisable into common stock at $12.67. During fiscal 2004 and 2003, 206,381 and 83,046 of these warrants were exercised. The remaining 15,399 warrants expired in March 2004.

A summary of changes in outstanding warrants for each of the three years ended July 31 follows:

                                                                            2005              2004              2003
                                                                      ----------------- ----------------- ------------------
        Warrants outstanding at beginning of year                            --                  248,180            436,254
        Warrants issued                                                      --                     --                --
        Warrants exercised                                                   --                 (206,381)          (184,324)
        Warrants expired                                                     --                  (41,799)            (3,750)
                                                                      ----------------- ----------------- ------------------
        Warrants outstanding at end of year                                  --                --                   248,180
                                                                      ================= ================= ==================



EMPLOYEE STOCK PURCHASE PLAN The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar year. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of the calendar year. The Company issued 37,580 shares in fiscal 2005, 24,814 shares in fiscal 2004, and 25,267 shares in fiscal 2003 under this Plan.


6. ACCRUED WARRANTY COSTS
The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. A summary of changes in the Company's product warranty liability of each of the three years ended July 31 follows:

                                                                       2005                  2004                  2003
                                                                    ---------             ---------             ----------
Accrued warranty costs at beginning of year ......................  $ 293,500             $ 146,500             $ 123,000
Payments made for warranty costs .................................   (494,700)             (334,900)             (226,200)
Accrual for product costs ........................................    347,700               481,900               249,700
                                                                    ---------             ---------             ---------
Accrued warranty costs at end of year ............................  $ 146,500             $ 293,500             $ 146,500
                                                                    =========             =========             =========


7.  401 K PLAN

The Company has an employees' savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2005, 2004 and 2003 were $357,958, $408,860, and $303,766, respectively.


8. COMMITMENTS AND CONTINGENCIES

The Company's medical products operation is conducted from a leased facility under an operating lease that expires in fiscal 2011. The lease can be canceled by either party with notice and payment of a termination fee.

The Company is also leasing administrative and shipping facilities under an operating lease that expires in fiscal 2009. The Company is also leasing a sales office under an operating lease that expires in 2006.

Total rental expense charged to operations was approximately $406,000, $269,000, and $262,000, for the years ended July 31, 2005, 2004, and 2003, respectively.

Future minimum payments under the non-cancelable operating leases at July 31, 2005 are:



           YEAR ENDING JULY          AMOUNT
           -----------------        --------
                 2006             $  417,000
                 2007                426,000
                 2008                431,000
                 2009                394,000
                 2010                273,000
                                  ----------
    Total minimum lease payments  $1,941,000
                                  ==========


The Company has been served with a shareholder lawsuit that was filed with the Minnesota Federal District Court on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws during a period beginning in 2002. The Complaint seeks class action status and unspecified damages. The Company believes that the allegations of the lawsuit are without merit and is contesting the lawsuit vigorously. The Company does not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution could have a material adverse effect on results of operations, financial condition or cash flows.

9. SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company's operations are in one business segment; the design, manufacture and distribution of cardiovascular and vascular medical devices. The Company evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2005, 2004 and 2003 are as follows:


                                                        2005                     2004                     2003
                                                    -----------              -----------              -----------
     United States .............................    $63,115,776              $70,867,103              $56,212,396
     Outside the United States .................      1,937,553                1,553,065                1,215,313
                                                    -----------              -----------              -----------
Total revenues .................................    $65,053,329              $72,420,168              $57,427,709
                                                    ===========              ===========              ===========


In fiscal 2005, 2004, and 2003 there were no individual customers with sales exceeding 10% of total revenues.

10. SUBSEQUENT EVENTS

On August 29, 2005, the Company issued 18,353 shares of restricted stock to executives of the Company as part of the fiscal 2005 management incentive program. The fair market value of the restricted stock was $230,600. The restricted stock vests at the time the Company's stock price closes at $13.00 or greater. On August 31, 2005 the Company's stock price closed at $13.03. The $230,600 was expensed in fiscal 2005 as compensation expense.

Subsequent to year-end the Company repurchased 99,600 shares of its common stock, at an average price of approximately $10.98 per share. This was part of the repurchase program authorized by the Board of Directors in February 2005.

11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                                      FISCAL YEAR ENDED JULY 31, 2005
                                                      -------------------------------
                                          First           Second           Third           Fourth
                                         Quarter          Quarter          Quarter         Quarter
                                       -----------      -----------     -----------      -----------
Product sales                          $17,501,988      $16,168,884     $15,101,977      $16,280,480
Gross profit                            13,197,649       11,885,466      10,946,716       12,056,624
Net income                               2,192,875        1,669,161       1,015,827        1,277,554

Net income per common share
          Basic                        $      0.12      $      0.09     $      0.06       $     0.07
          Diluted                             0.11             0.09            0.06             0.07



                                                      FISCAL YEAR ENDED JULY 31, 2004
                                                      -------------------------------
                                          First           Second          Third            Fourth
                                         Quarter         Quarter          Quarter          Quarter
                                       -----------      -----------     -----------      -----------
Product sales                          $15,602,288      $17,448,677     $19,329,399       $20,039,804
Gross profit                            11,783,057       13,481,532      14,548,022        15,287,463
Net income                               1,927,099        3,118,301       3,095,693         3,587,628

Net income per common share
          Basic                        $      0.11      $      0.18     $      0.17       $     0.20
          Diluted                             0.10             0.16            0.16             0.18




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

During fiscal 2005 and 2004, there were no changes in or disagreements with the Company's independent registered public accounting firm on accounting procedures or accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Possis Medical, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Possis Medical, Inc.'s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Possis Medical, Inc.'s internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Possis Medical Inc.'s internal control over financial reporting as of July 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on management's assessment and those criteria, it believes that, as of July 31, 2005, Possis Medical, Inc. maintained effective internal control over financial reporting.
                                       45

Possis Medical, Inc.'s independent registered public accounting firm has audited management's assessment of the effectiveness of Possis Medical, Inc.'s internal control over financial reporting as of December 31, 2004, as stated in the Report of Independent Registered Public Accounting Firm, (appearing under Item
9A), which expresses unqualified opinions on management's assessment and on the effectiveness of Possis Medical, Inc.'s internal controls over financial reporting as of July 31, 2005.


                                              /S/ ROBERT G. DUTCHER
                                              --------------------------
                                              Robert G. Dutcher
                                              Chief Executive Officer
                                              October 7, 2005

                                              /S/ JULES L. FISHER
                                              --------------------------
                                              Jules L. Fisher
                                              Chief Financial Officer
                                              October 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF POSSIS MEDICAL, INC.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A, that Possis Medical, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2005 of the Company, and our report dated October 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 13, 2005

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


ITEM 11.  EXECUTIVE COMPENSATION:

Information regarding compensation of directors and officers for the fiscal year ended July 31, 2005 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

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

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) 1. Financial Statements

The following financial statements of the Company, accompanied by a Report of Independent Registered Public Accounting Firm, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 2005 and 2004
     Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended July 31, 2005
     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2005
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2005
     Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

The following financial statement schedules are submitted herewith:


     SCHEDULE II - Valuation Accounts for each of the three years in the period ended July 31, 2005

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

      3. Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following pages.


 EXHIBIT         FORM              DATE FILED                                 DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------------

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

*    10.10        10-K              Fiscal year ended                  Form of nonqualified stock option agreement
                                    July 31, 2002                      (1999 Plan)

*    10.11        10-K              Fiscal year ended                  Form of incentive stock option agreement
                                    July 31, 2002                      (1999 Plan)

*    10.12        10-K              Quarter ended                      Supplemental Executive Retirement
                                    January 31, 2004                   Deferred Compensation Agreement dated
                                                                       February 1, 2004

     10.13        10-K              Fiscal year ended                  Angiometrx Metricath Distribution Agreement
                                    July 31, 2004                      dated April 16, 2004

     10.14        10-Q              Fiscal year ended                  Lease agreement for additional corporate
                                    July 31, 2005                      and manufacturing facilities dated
                                                                       May 26, 2004

     21           10-K              Fiscal year ended                  Subsidiaries of registrant
                                                                       July 31, 2005

     23           10-K              Fiscal year ended                  Consent of independent registered
                                    July 31, 2005                      public accounting firm


EXHIBIT         FORM              DATE FILED                                 DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------------
     31.1         10-K              Fiscal year ended                  Certification of Chief Executive Officer
                                    July 31, 2005                      pursuant to Section 302 of the
                                                                       Sarbanes-Oxley Act

     31.2         10-K              Fiscal year ended                  Certification of Chief Financial Officer
                                    July 31, 2005                      pursuant to Section 302 of the
                                                                       Sarbanes-Oxley Act

     32.1         10-K              Fiscal year ended                  Certification of Chief Executive Officer
                                    July 31, 200                       pursuant to Section 906 of the
                                                                       Sarbanes-Oxley Act

     32.2         10-K              Fiscal year ended                  Certification of Chief Financial Officer
                                    July 31, 2005                      pursuant to Section 906 of the
                                                                       Sarbanes-Oxley Act



* Indicates management contract or compensatory plan or arrangement.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              POSSIS MEDICAL, INC.

                                              by: /S/ JULES L. FISHER
                                              --------------------------------
                                              Jules L. Fisher
                                              Chief Financial Officer and
                                              Vice President of Finance



Dated:  October 7, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                 Title                           Date

/s/ Robert G. Dutcher          Chairman, President and         October 7, 2005
Robert G. Dutcher              Chief Executive Officer
                               (Principal Executive Officer)


/s/ Jules L. Fisher            Chief Financial Officer and     October 7, 2005
Jules L. Fisher                Vice President of Finance
                               (Principal Financial and
                               Principal Accounting Officer)

/s/ Mary K. Brainerd           Director                        October 7, 2005
Mary K. Brainerd


/s/ Seymour J. Mansfield       Lead Director                   October 7, 2005
Seymour J. Mansfield


/s/ William C. Mattison, Jr.   Director                        October 7, 2005
William C. Mattison, Jr.


/s/ Whitney A. McFarlin        Director                        October 7, 2005
Whitney A. McFarlin


/s/ Donald C. Wegmiller        Director                        October 7, 2005
Donald C. Wegmiller


/s/ Rodney A. Young            Director                        October 7, 2005
Rodney A. Young

                                                                     SCHEDULE II

                              POSSIS MEDICAL, INC.



VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2005, 2004 AND 2003


              COLUMN A                            COLUMN B          COLUMN C                 COLUMN D           COLUMN E
--------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and returns
- deducted from trade receivables in the
balance sheet:


                                                 Beginning        (Reversal of)             Deductions        Balance at
    Description                                   of Year            Expenses               Write-offs       End of Year
------------------------                        -----------      -----------------       -----------------    ------------
Year ended July 31, 2005                        $   536,000      $         682,000       $         548,000      $670,000
                                                ===========      =================       =================      ========
Year ended July 31, 2004                            507,000                603,000                 574,000       536,000
                                                ===========      =================       =================      ========
Year ended July 31, 2003                            582,000                845,000                 920,000       507,000
                                                ===========      =================       =================      ========


Valuation allowance on
deferred tax asset:

Year ended July 31, 2005                        $   690,000      $            --         $            --        $690,000
                                                ===========      =================       =================      ========
Year ended July 31, 2004                            740,000                   --                    50,000       690,000
                                                ===========      =================       =================      ========
Year ended July 31, 2003                         10,518,000             (9,778,000)                   --         740,000
                                                ===========      =================       =================      ========


                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 15(A)3

                                  EXHIBIT INDEX
Exhibit
Number          Description


10.14 Lease agreement for additional corporate and manufacturing facilities dated May 26, 2004

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