Form 10-Q
period 2005-10-31
POSSIS MEDICAL INC
filed 2005-12-12
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended October 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)

                   Minnesota                                41-0783184
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation     I.R.S. Employer Identification
  organization)                                    No.)

 9055 Evergreen Blvd NW   Minneapolis MN                     55433-8003
-----------------------------------------        -------------------------------
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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X__

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of November 30, 2005 was 17,260,137.

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----

PART I.               FINANCIAL INFORMATION
         ITEM 1.      Financial Statements............................................................         3

                      Consolidated Balance Sheets, October 31, 2005 and
                      July 31, 2005..................................................................          3

                      Consolidated Statements of Income and Comprehensive Income for the three months ended October 31, 2005 and 2004.................................................
                                                                                                               4

                      Consolidated Statements of Cash Flows for the three months
                      ended October 31, 2005 and 2004.................................................         5

                      Notes to Consolidated Financial Statements.......................................        6

         ITEM 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................        12

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk......................        20

         ITEM 4.      Controls and Procedures..........................................................       20

PART II.              OTHER INFORMATION

         ITEM 1.       Legal Proceedings..............................................................        20

         ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds....................        21

         ITEM 6.       Exhibits........................................................................       21

                      SIGNATURES.....................................................................         22


PART 1    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                        October 31, 2005         July 31, 2005
                                                           ----------------------  ----------------------

CURRENT ASSETS:
  Cash and cash equivalents................................ $          4,404,321    $          5,257,244
  Marketable securities....................................           40,365,735              39,169,811
  Trade receivables (less allowance for doubtful accounts
   and returns of $677,000 and $669,000, respectively).....            8,191,161               8,274,839
  Inventories..............................................            5,962,800               5,830,204
  Prepaid expenses and other assets........................              938,420               1,158,214
  Deferred tax asset.......................................            1,042,000               1,042,000
                                                             --------------------    --------------------
    Total current assets...................................           60,904,437              60,732,312

PROPERTY AND EQUIPMENT, net................................            5,102,407               4,879,221
DEFERRED TAX ASSET.........................................           11,820,958              12,113,949
OTHER ASSET................................................              440,425                 425,914
                                                             --------------------    --------------------

TOTAL ASSETS............................................... $         78,268,227    $         78,151,396
                                                             ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable................................... $          2,140,551    $          1,355,402
  Accrued salaries, wages, and commissions.................            2,225,055               3,212,525
  Other liabilities........................................            2,440,210               2,468,669
                                                             --------------------    --------------------
     Total current liabilities.............................            6,805,816               7,036,596

OTHER LIABILITES...........................................              609,525                 526,914

COMMITMENTS AND CONTINGENCIES..............................

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares of $0.40 par
   value each; issued and outstanding, 17,259,137 and
   17,326,487 shares, respectively.........................            6,903,655               6,930,595
  Additional paid-in capital...............................           75,841,526              75,725,188
  Unearned compensation....................................               (6,000)                (15,000)
  Accumulated other comprehensive loss.....................             (339,000)               (240,000)
  Retained deficit.........................................          (11,547,295)            (11,812,897)
                                                             --------------------    --------------------
       Total shareholders' equity..........................           70,852,886              70,587,886
                                                             --------------------    --------------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $         78,268,227    $         78,151,396
                                                             ====================    ====================

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                 2005                  2004
                                                          -----------------     -----------------
Product sales..........................................  $      15,475,674     $      17,501,988

Cost of sales and other expenses:
   Cost of medical products............................          4,230,155             4,304,339
   Selling, general and administrative.................          8,393,727             7,556,583
   Research and development............................          2,509,293             2,437,704
                                                          -----------------     -----------------

       Cost of sales and other expenses................         15,133,175            14,298,626
                                                          -----------------     -----------------

Operating income.......................................            342,499             3,203,362
    Interest income....................................            403,449               286,432
    (Loss) gain on sale of securities..................             (6,346)               18,081
                                                          -----------------     -----------------

Income before income taxes.............................            739,602             3,507,875
Provision for income taxes.............................            474,000             1,315,000
                                                          -----------------     -----------------

Net income.............................................            265,602             2,192,875

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities...................            (99,000)              125,000
                                                          -----------------     -----------------
Comprehensive income...................................  $         166,602     $       2,317,875
                                                          =================     =================

Weighted average number of common of
    Shares outstanding:
    Basic..............................................         17,315,847            18,080,940
    Diluted............................................         17,864,582            19,159,308

Net income per common share:
    Basic..............................................  $            0.02     $            0.12
                                                          =================     =================
    Diluted............................................  $            0.01     $            0.11
                                                          =================     =================


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                         2005                 2004
                                                                   -----------------    -----------------
OPERATING ACTIVITIES:
Net income....................................................... $         265,602    $       2,192,875
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation...............................................           615,442              562,211
      Gain on asset disposal.....................................                 -              (11,313)
      Stock-based compensation expense...........................           749,054                9,000
      Loss (gain) on sale of marketable securities...............            20,857              (17,140)
      Deferred taxes.............................................           363,991            1,315,200
      Decrease in trade receivables..............................            83,678            1,346,821
      Increase in inventories....................................          (281,332)            (788,816)
      Decrease in prepaid expenses and other assets..............           205,283              267,041
      Increase in trade accounts payable.........................           691,247              318,072
      Decrease in accrued and other liabilities..................          (702,718)          (1,205,718)
                                                                   -----------------    -----------------
      Net cash provided by operating activities..................         2,011,104            3,988,233

INVESTING ACTIVITIES:
   Additions for property and equipment..........................          (595,990)            (485,975)
   Proceeds from sale of fixed assets............................                 -                5,610
   Proceeds from sale of marketable securities...................         6,577,704           16,164,230
   Purchase of marketable securities.............................        (7,955,485)         (16,437,315)
                                                                   -----------------    -----------------
      Net cash used in investing activities......................        (1,973,771)            (753,450)

FINANCING ACTIVITIES:
   Proceeds from issuance and exercise of options................           211,858              286,216
   Excess tax benefits from stock-based compensation.............            (9,000)                   -
      Repurchase of common stock.................................        (1,093,114)          (7,593,433)
                                                                   -----------------    -----------------
      Net cash used in financing activities......................          (890,256)          (7,307,217)
                                                                   -----------------    -----------------

(DECREASE) IN CASH AND CASH
          EQUIVALENTS............................................          (852,923)          (4,072,434)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
          QUARTER................................................         5,257,244            8,411,784
                                                                   -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER...................... $       4,404,321    $       4,339,350
                                                                   =================    =================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for income taxes.................................. $         166,520    $         132,500
     Issuance of restricted stock................................           230,600                    -
     Inventory transferred to property and equipment.............             7,736               39,360

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's 2005 Annual Report.

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

2.   EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:


                                                                          Three Months Ended
                                                                             October 31,
                                                             ---------------------------------------------
                                                                     2005                    2004
                                                             ---------------------    --------------------
     Numerator:
       Net income, basic and diluted                          $        265,602         $       2,192,875
                                                             =====================    ====================

     Denominator:
       Weighted average common shares outstanding                   17,315,847                18,080,940

       Effect if potentially dilutive securities:
         Stock options and other                                       548,735                 1,078,368
                                                             ---------------------    --------------------
       Weighted average common shares outstanding,
       assuming dilution
                                                                    17,864,582                19,159,308
                                                               ===================    ====================

     Basic earnings per share                                 $           0.02         $            0.12
     Diluted earnings per share                               $           0.01         $            0.11


     Potential dilutive securities include stock options, non-vested share awards and shares issuable under our employee stock purchase plan (ESPP).

     The computation of dilutive shares outstanding excluded options to purchase 1,910,000 and 403,000 shares of common stock for the three months ended October 31, 2005 and 2004, respectively. These amounts were excluded because the options' exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.)

3.   STOCK BASED-COMPENSATION

     We have a stock-based compensation plan, which includes stock options, non-vested share awards and an ESPP. Stock options issued prior to July 31, 2005 have a ten-year term. Stock options issued subsequent to July 31, 2005 have a five-year term. Outstanding stock options issued to employees generally vest over a four-year period, however, on occasion the Company has issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, based on the basis for issuance: a) six months
     - stock options in lieu of compensation for services rendered as directors,
     b) four years - annual grants of stock options and c) stock price performance with a seven-year cliff period - service award options. Directors receive an annual non-vested share award that vests upon continued employment (time based) of one year. Our ESPP permits employees to purchase stock at 85% of the market price of our common stock at the beginning or at the end of the annual purchase period, whichever is less.

     Prior to August 1, 2005, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in our statements of income prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we recognized stock-based compensation expense for non-vested share awards as discussed in Note 4, Common Stock, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2005.

     On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the three months ended October 31, 2005, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, that are either market-based or time-based, on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of income for the three months ended October 31, 2005, was $822,000 ($702,000, net of tax). In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

     Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with the SFAS No. 123(R), for the three months ended October 31, 2005, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended October 31, 2005, $9,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three months ended October 31, 2004.

                                                                     2004
                                                            --------------

Net Income - as reported................................   $    2,192,875
        Deduct:  Stock-based compensation expense
        determined under fair value method for all
        awards, net of tax..............................         (384,000)
                                                            --------------
        Pro forma.......................................   $    1,608,875
                                                            ==============
Earnings per share:
Basic - as reported.....................................   $         0.12
        Deduct:  Stock-based compensation expense
        determined under fair value method for all
        awards, net of tax..............................            (0.03)
                                                            --------------
        Basic pro forma.................................   $         0.09
                                                            ==============

Diluted - as reported                                      $         0.11
        Deduct:  Stock-based compensation expense
        determined under fair value method for all
        awards, net of tax..............................            (0.03)
                                                            --------------
        Diluted - pro forma.............................   $         0.08
                                                            ==============
Weighted average common shares outstanding
        Basic...........................................       18,080,940
        Diluted.........................................       19,159,308



     For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experiences.

The following table summarizes the stock option transactions for the three months ended October 31, 2005:


                                        Options         Weighted- Average           Weighted-            Aggregate
                                                        Exercise Price Per      Average Remaining        Intrinsic
                                                              Share            Contractual Term (in        Value
                                                                                      years)
Outstanding on July 31, 2005             3,062,000            $11.78
          Granted                          414,000            $12.58
          Exercised                       (20,000)            $10.50
          Forfeited/Canceled             (135,000)            $14.10
                                     ==============    =====================   ====================
Outstanding on October 31, 2005
                                         3,321,000            $11.78                   5.95                  $266,000
                                     ==============    =====================   ====================    ===============
Exercisable on October 31, 2005
                                         2,106,000            $10.53                   5.17                $2,801,000
                                     ==============    =====================   ====================    ===============


Note: At October 31, 2005, shares associated with our ESPP were not significant and are excluded from the table above.

     We estimated the fair values using the Black-Scholes option-pricing model prior to August 1, 2005 and using the Actuarial Binomial option-pricing model subsequent to July 31, 2005, modified for dividends and using the following assumptions:

                                                                      Three Months Ended
                                                                          October 31,
                                                             --------------------------------------
                                                                  2005 (1)             2004
                                                             ----------------   -------------------
           Risk-free rate (2)............................              4.09%              4.1-4.5%

           Expected dividend yield......................                  0%                    0%
           Expected stock price volatility (3)...........             37.82%                54-64%
           Expected life of stock options (4)............         4.14 years              10 years
           Fair value per option........................         $4.38-$5.60          $11.86-19.88


     1.   Forfeitures are estimated based on historical experience.
     2. 2005 - Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options. 2004 - Based on the ten-year U.S. Treasury constant maturity interest rate.
     3. In 2005 we used an outside valuation advisor to assist us in more accurately projecting expected stock price volatility. We used historical market price data.
     4. We estimate the expected life of stock options based upon historical experience.

     Net cash proceeds from the exercise of stock options were $212,000 and $286,000 for the three months October 31, 2005 and 2004, respectively.

     The actual income tax benefit realized from stock option exercises totaled $9,000 and $235,000 for the three months October 31, 2005 and 2004, respectively.

     Non-Vested Share Awards

     The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our non-vested market-based and time-based share awards as of October 31, 2005 and changes during the three-month period ended October 31, 2005, is as follows:

     Market-Based and Time-Based Share Awards            Shares       Fair Value
     ----------------------------------------            ------       ----------
     Outstanding at July 31, 2005                         2,754         $11.70
     Granted                                             18,353          12.57
     Vested                                              (12,064)        13.03
     Forfeited/Canceled                                   (6,289)        13.03
     Outstanding at October 31, 2005                      2,754         $11.86
                                                      ==========      ==========

     No time-based share awards vested during the three months ended October 31, 2005. As of October 31, 2005, there was $6,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the next two months.

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

5.   MARKETABLE SECURITIES

     During the quarter ended October 31, 2005, we invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized loss, net of taxes, on these investments of approximately $99,000 for the three months ended October 31, 2005 is included within other comprehensive loss. The unrealized gain, net of taxes, on these investments, of approximately $125,000 for the three months ended October 31, 2004 is included within other comprehensive gain. The net unrealized loss included in shareholders' equity as of October 31, 2005 and 2004 was $339,000 and $11,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:


                                                     Oct. 31, 2005             July 31, 2005
                                                  --------------------    ------------------------
       Finished goods..........................           $ 2,213,580                 $ 2,149,599
       Work-in-process.........................             1,110,832                   1,206,364
       Raw materials...........................             2,638,388                   2,474,241
                                                  --------------------    ------------------------
                                                          $ 5,962,800                 $ 5,830,204
                                                  ====================    ========================


7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:


                                                            Oct.31, 2005            July 31, 2005                 Life
                                                         -------------------    ---------------------    -------------------
         Leasehold improvements........................      $ 2,450,311             $ 2,295,999             7-10 years
         Equipment.....................................       10,641,029              10,329,650           3 to 10 years
         Assets in construction........................          447,468                 222,467              N/A
                                                         -------------------    ---------------------
                                                              13,538,808             $12,848,116
         Less accumulated depreciation.................       (8,436,401)             (7,968,895)
                                                         -------------------    ---------------------

         Property and equipment - net..................      $ 5,102,407             $ 4,879,221
                                                         ===================    =====================


8.   SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     Our operations are in one business segment: the design, manufacture and distribution of cardiovascular medical devices. We evaluate revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States are as follows:


                                                            Three Months Ended
                                                                October 31,
                                                      2005                       2004
                                               --------------------       -------------------
           United States...................        $ 15,050,856                  $17,198,858
           Non-United States...............             424,818                      303,130
                                               --------------------       -------------------
           Total Revenues..................        $ 15,475,674                  $17,501,988
                                               ====================       ===================


9.   NET INCOME PER COMMON SHARE

     Basic income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, and shares issuable under the employee stock purchase plan.

10.  COMMON STOCK

     During the three months ended October 31, 2005, stock options for the purchase of 20,186 shares of the Company's common stock were exercised at prices between $6.38 and $12.44 per share resulting in proceeds of $212,000. During the three months ended October 31, 2004, stock options for the purchase of 56,887 shares of the Company's common stock were exercised at prices between $3.94 and $16.66 per share resulting in proceeds of $285,000.

     There were no shares issued in connection with our employee stock purchase plan during the three months ended October 31, 2005. During the three months ended October 31, 2004, we issued 81 shares in connection with our employee stock purchase plan.

     On August 29, 2005, we issued 18,353 shares of restricted stock to executives of the Company as part of the fiscal 2005 management incentive program. The fair market value of the restricted stock was $230,600. The restricted stock vests at the time our stock price closes at $13.00 or greater. On August 31, 2005 the Company's stock price closed at $13.03. The $230,600 was expensed in fiscal 2005 as compensation expense. We cancelled 6,289 shares of restricted stock due to the executives electing to receive fewer shares in lieu of paying the withholding taxes.

     During the three months ended October 31, 2005, we repurchased 99,600 shares in the public market at prices between $10.93 and $11.06 per share for $1,093,000. During the three months ended October 31, 2004, we repurchased 503,000 shares in the public market at stock prices between $10.66 and $18.34 per share for $7,593,000.

11.  ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:

         Accrued warranty costs at July 31, 2005                           $       146,500
         Payments made for warranty costs............................             (103,500)
         Provision for product costs................................
                                                                                   103,500
                                                                          -----------------
         Accrued warranty costs at October 31, 2005.................       $       146,500
                                                                          =================


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

Non-GAAP (General Accepted Accounting Principles) Disclosures

In our Management's Discussion and Analysis, and Notes to Consolidated Financial Statements, the Company makes reference to non-GAAP financial measures - the effect on net income, net income after tax and net income per share resulting from compensation charges under SFAS 123 (R), and other non-GAAP line items from the Consolidated Statements of Income and Comprehensive Income, including cost of medical products, operating expenses (including selling, general and administrative, and research and development), and provision for income taxes. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. Possis believes that the presentation of non-GAAP net income, non-GAAP net income per share data, and other non-GAAP line items from the Consolidated Statements of Income and Comprehensive Income, when shown in conjunction with the corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. Possis further believes that where the adjustments used in calculating non-GAAP net income and non-GAAP net income per share are based on specific identified charges that impact different line items in the statements of income (including cost of medical products, selling, general and administrative and research and development expense), that it is useful to investors to know how these specific line items in the statements of income are affected by these adjustments. In particular, as Possis begins to apply SFAS 123(R), it believes that it is useful to investors to understand how the expenses associated with the application of SFAS 123(R) are reflected in its Consolidated Statements of Income and Comprehensive Income.

Financial Reporting Changes

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company's first fiscal year beginning after June 15, 2005, SFAS No. 123(R) supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings.

During the first quarter of fiscal 2006, we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our net income for the three months ended October 31, 2005 included stock-based compensation expense of $822,000 ($702,000 after tax, or $0.04 per diluted share). Our cost of medical products for the three months ended October 31, 2005 included stock-based compensation of $102,000. Our selling, general and administrative expense for the three months ended October 31, 2005 included stock-based compensation of $531,000. Our research and development expense for the three months ended October 31, 2005 included stock-based compensation of $189,000. For additional information on our adoption of SFAS No. 123(R), see Note 3, Stock-Based Compensation of the Notes to Consolidate Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three Month Periods Ended October 31, 2005 and 2004

Summary

Total product sales for the three months ended October 31, 2005 decreased $2,026,000, or 12%, to $15,476,000 compared to $17,502,000 for the comparable period in fiscal 2005.

We recorded net income for the quarter ended October 31, 2005 of $266,000, or $0.01 per diluted share, compared to net income of $2,193,000, or $0.11 per diluted share, in the comparable quarter in fiscal 2005. Net income for the quarter ended October 31, 2005, reflects the impact of adopting SFAS No.123(R), which resulted in stock-based compensation expense of $822,000, ($702,000 after tax, or $0.04 per diluted share).

The following table compares the Statement of Income as reported with the pro-forma non-GAAP Statement of Income for the three months ended October 31, 2005, eliminating the impact of SFAS 123(R) on the Statement of Income.


                                                                                  Pro-forma
                                                                                  Non-GAAP
                                                                SFAS 123(R)       Excluding
                                               As Reported      Adjustments      SFAS 123(R)
                                             ---------------  ---------------  ---------------
Product sales                                $   15,475,674   $            -   $   15,475,674

Cost of sales and other expenses:
      Cost of medical products                    4,230,155          102,000        4,128,155
      Selling, general and administrative         8,393,727          531,000        7,862,727
      Research and development                    2,509,293          189,000        2,320,293
                                              --------------   --------------   --------------
      Cost of sales and other expenses           15,133,175          822,000       14,311,175
Operating income                                    342,499         (822,000)       1,164,499
      Interest income                               403,449                           403,449
      (Loss) gain on sale of securities              (6,346)                           (6,346)
                                              --------------  ---------------   --------------
Income before income taxes                          739,602         (822,000)       1,561,602
Provision for income taxes                         (474,000)         120,000         (594,000)
                                              --------------   --------------   --------------
Net income                                          265,602         (702,000)         967,602

Other comprehensive loss net of tax:
      Unrealized loss on securities                 (99,000)               -          (99,000)
                                              --------------   --------------   --------------
Comprehensive income                         $      166,602   $     (702,000)  $      868,602
                                              ==============   ==============   ==============

Net income per common share
      Basic                                  $         0.02   $         0.04   $         0.06
                                              ==============   ==============   ==============
      Diluted                                $         0.01   $         0.04   $         0.05
                                              ==============   ==============   ==============


Operating Expenses

The following tables compare dollars (in thousands) and percentage changes in the Statements of Income Between 2005 and 2004.


                                                                                                Pro-forma Non-GAAP
                                                   As Reported*                               Excluding SFAS 123(R)
                                -----------------------------------------------------------------------------------------------
                                                                   Increase                                     Increase
                                        October 31,               (Decrease)             October 31,           (Decrease)
                                ---------------------------                        -----------------------
                                        2005          2004    Dollars     Percent         2005       2004   Dollars   Percent
                                 ------------  ------------------------------------  ----------  ------------------------------
  Product sales                 $     15,476  $     17,502  $    (2,026)    (11.6%) $   15,476  $  17,502  $  (2,026)   (11.6%)

  Operating expenses
     Cost of medical products          4,230         4,304          (74)     (1.7%)      4,128      4,304       (176)    (4.1%)
     Selling, general and
            administrative             8,394         7,557          837       11.1%      7,863      7,557        306       4.1%
      Research and
            development                2,509         2,438           71        2.9%      2,320      2,438       (118)    (4.8%)
     Total                            15,133        14,299          834        5.8%     14,311     14,299         12        .1%

  Operating income                       343         3,203       (2,860)    (89.3%)      1,165      3,203     (2,038)   (63.6%)

     Other income                        397           305           92       30.2%        397        305         92      30.2%

  Income before income
            taxes                        740         3,508       (2,768)    (78.9%)      1,562      3,508     (1,946)   (55.5%)
  Income taxes provision                (474)       (1,315)         841     (64.0%)       (594)    (1,315)       721    (54.8%)
  Net income                    $        266  $      2,193  $    (1,927)    (87.9%) $      968  $   2,193  $  (1,125)   (55.9%)


*Note: Net income for the first quarter of fiscal 2006 includes stock-based compensation expense of $702,000, net of tax, due to the implementation of FAS 123(R). Net income for the first quarter of fiscal 2005 did not include stock-based compensation under SFAS 123.

The following tables show the Statement of Income as a percentage of product sales for the three months ended October 31, 2005 and 2004.


                                                                 Pro-forma Non-GAAP excluding
                                                  As Reported              SFAS 123(R)
                                                  -----------              -----------
                                                2005        2004        2005        2004
                                                ----        ----        ----        ----
  Product sales                                100.0%      100.0%      100.0%      100.0%

  Operating expenses
     Cost of medical products                   27.3%       24.6%       26.7%       24.6%
     Selling, general and administrative        54.2%       43.2%       50.8%       43.2%
     Research and development                   16.2%       13.9%       15.0%       13.9%
     Total                                      97.8%       81.7%       92.5%       81.7%

  Operating income                               2.2%       18.3%        7.5%       18.3%
  Other income                                   2.6%        1.7%        2.6%        1.7%
  Income before income taxes                     4.8%       20.0%       10.1%       20.0%
  Income taxes provision                        -3.1%       -7.5%       -3.8%       -7.5%
  Net income                                     1.7%       12.5%        6.3%       12.5%


Revenue

U.S. product sales for the three months ended October 31, 2005 decreased 12% to $15,051,000 from $17,199,000 for the same period in 2005. The main factors in the revenue decrease during fiscal 2005 was higher than expected sales force turnover, increased competition, and continuing controversy concerning the role of thrombectomy and embolic protection in treating coronary STEMI (ST segment elevation myocardial infarction) patients.

As of October 31, 2005, we had a total of 1,560 domestic drive units in the field, compared to 1,371 drive units at October 31, 2004, and 1,509 units as of July 31, 2005. During the three month period ended October 31, 2005, our catheter sales decreased approximately 7% to approximately 11,900 catheters versus approximately 12,800 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 7.5 in the first quarter of fiscal 2006 compared to 9.3 in the same prior year period, and compared to a rate of 8.2 in the fourth quarter of fiscal 2005. We sold 42 domestic drive units during the three months ended October 31, 2005, compared to 49 drive units in the same period in the prior year and compared to 40 drive units in the fourth quarter of fiscal 2005.

Foreign product sales for the three months ended October 31, 2005 and 2004 were $425,000 and $303,000, respectively.

Cost of Medical Products

Cost of medical products decreased $74,000 to $4,230,000 in the three month period ended October 31, 2005 over the same period in the previous year. The decrease was primarily due to the reduction in AngioJet System product unit sales offset by higher production overhead on lower units produced combined with an increase in overhead costs. Cost of medical products for the three months ended October 31, 2005 reflect the impact of adopting SFAS No. 123(R), which resulted in increased stock-based compensation expense of $102,000.

Gross profit decreased by $1,952,000 to $11,246,000, or 72.7% of product sales, for the three months ended October 31, 2005, from $13,198,000 or 75.4% of product sales in the same period in the previous year. The decrease in the gross profit margin was primarily due to lower revenue and to a shift to products carrying a lower gross profit margin compared to the same period in the previous year.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $837,000 to $8,394,000 for the three months ended October 31, 2005 compared to the same periods in the previous year. The primary factor in the expense increase for the three months ended October 31, 2005 was the adoption of SFAS No. 123(R). The impact of the stock-based compensation expense relating to the implementation of SFAS No. 123(R) was $531,000. Other factors contributing to the expense increase were medical insurance costs, commissions, and incentives. These expenses increases were partially offset by a reduction in expenses associated with marketing clinical trials.

Research and Development Expense

Research and development expense increased $71,000 to $2,509,000, in the three months ended October 31, 2005, when compared to the same period in the prior year. The increase was largely due to the impact of adopting SFAS No. 123(R) which resulted in increased stock-based compensation of $189,000.

We believe that research and development expenses for AngioJet System applications and related products will decrease in fiscal 2006 over fiscal 2005 levels.

Interest Income

Interest income increased $117,000 in the three months ended October 31, 2005 to $403,000, when compared to the same period in the prior year. The increase was due to the recent interest rate increases and an increase in the amount of cash available for investments. Excess cash is invested in a professionally managed portfolio of marketable securities. We expect interest income to increase in fiscal 2006 as compared to fiscal 2005 due to positive operating cash flows and current interest rates.

(Loss) Gain On Sale of Securities

Loss on sales of securities was $6,000 for the three months ended October 31, 2005. Gain on sales of securities was $18,000 for the three months ended October 31, 2004. The losses in fiscal 2005 were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

Our effective tax rate in the three month period ending October 31, 2005, was 64 percent. On a non-GAAP basis (excluding the impact of SFAS 123 (R)) the effective tax rate was 38 percent in the current period. The increase in the GAAP effective tax rate in the current quarter is attributable to how Incentive Stock Options (or ISO's) are treated under SFAS 123 (R). There is no tax benefit recognized for ISO expense under SFAS 123(R) until there is an exercise and associated disqualifying disposition resulting in an actual tax benefit for the Company. Non-Qualified stock options are fully tax effected under SFAS 123 (R) as the value is expensed over the vesting period. Approximately 70 percent of our outstanding options at this time are ISO's so the impact on Possis Medical is significant. This new ISO tax treatment under 123 (R) reduced earnings by $0.01 per share in the current quarter.

We became profitable in the third quarter of fiscal 2001 and has maintained profitability since. In fiscal 2005 and 2004, we increased our deferred tax asset by an additional $466,000 and $2,578,000, respectively. These increases were related to tax benefits from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance of $690,000 is necessary as it is more likely than not that $690,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled approximately $44,770,000 at October 31, 2005 versus $44,427,000 at July 31, 2005.

During the three months ended October 31, 2005, we generated $2,011,000 of cash from operating activities, which resulted primarily from $266,000 net income, depreciation of $615,000, a decrease in deferred tax assets of $364,000, a decrease in accounts receivable of $84,000, a decrease in prepaid expenses and other assets of $205,000 and an increase in accounts payable of $691,000. These sources of cash from operations were partially offset by cash used to fund an increase in inventories of $281,000, and a decrease in accrued liabilities of $703,000. We depreciate company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carry-forwards to offset current taxes payable. The increase in accounts payable was due to the timing of payments. Inventory increased as new catheter models were released during the first quarter. The decreases in accrued liabilities were due to the timing of payments. This decrease included the payment of fiscal 2005 corporate incentives in September 2005.

Cash used in investing activities was $1,974,000 including the net purchase of marketable securities of $1,378,000 and the purchase of $596,000 of property and equipment.

Net cash used in financing activities was $890,000, which resulted from the repurchase of 99,600 shares of our stock in open market transactions for $1,093,000, offset by the cash received in connection with the exercise of stock options of $212,000.

We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business and the repurchase of its common stock as authorized by the Board of Directors.

Off-Balance Sheet Obligations

The Company does not have any material off-balance-sheet arrangements.

Outlook

We expect overall revenue from the AngioJet System, primarily in the United States, will be in the range of $66 million to $70 million in fiscal 2006. Gross margin as a percent of sales for fiscal 2006 is expected to be in the low to mid-seventies. We expect selling, general and administrative expenses to increase from fiscal 2005 levels. Research and development expense levels are dependent upon the continuing development of its current products and investment in the development of new AngioJet System thrombectomy applications and related products, including clinical trials. Including the impact of stock-based compensation expense, we anticipates net income per diluted share of $0.16 to $0.24 for fiscal 2006. The Company anticipates second-quarter revenue to be approximately $15.7 to $16.1 million and net income in the range of $0.01 to $0.03 per diluted share. The impact of expensing stock-based compensation per SFAS 123(R) is anticipated to be approximately $0.05 per diluted share for the second quarter and approximately $0.18 per diluted share for fiscal year 2006.

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

Undue reliance should not be placed on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A discussion of these and other factors that could impact our future results are set forth in the risk factors included in the Company's Form 10-K for the year ended July 31, 2005 as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.

The product sales for the Company's foreign subsidiary are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the first quarter. The Company has a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of October 31, 2005.

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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended October 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    Company Repurchases of Equity Securities


--------------------------------- ---------------------- ----------------------- -------------------- --------------------------
                                                                                                          (d) Maximum Number (or
                                                                                                            Approximate Dollar
                                                                                    (c) Total Number of    Value) of Shares that
                                                                                 Shares Purchased as Part  May Yet Be Purchased
                                   (a) Total Number of   (b) Average Price       of Publicly Announced        Under the Plans or
            Period                  Shares Purchased         Paid per Share          Plans or Programs           Programs
--------------------------------- ---------------------- ----------------------- -------------------- --------------------------
      August 1, 2005 to                     -                      -                      -                       -
       August 31, 2005
--------------------------------- ---------------------- ----------------------- -------------------- --------------------------
September 1, 2005 to September
           30, 2005                      89,600                  $10.97                89,600
--------------------------------- ---------------------- ----------------------- -------------------- --------------------------
October 1, 2005 to October 31,
             2005                        10,000                  $11.06                10,000                $12,067,000
--------------------------------- ---------------------- ----------------------- -------------------- --------------------------
            Total                        99,600                  $10.98                99,600                $12,067,000
--------------------------------- ---------------------- ----------------------- -------------------- --------------------------


     The Company repurchased an aggregate of 99,600 shares of its common stock pursuant to the repurchase program that it publicly announced on February 23, 2005 providing for the repurchase of shares having a value of up to $15,000,000 through December 2006. The shares were purchased in open market transactions.

ITEM 6. EXHIBITS

Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

         Exhibit                              Description
     ----------------- ---------------------------------------------------------

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



                                    POSSIS MEDICAL, INC.



DATE:  December 9, 2005             By:  /s/ Robert G. Dutcher
                                                  ------------------------------
                                                  ROBERT G. DUTCHER
                                                  Chairman, President and Chief
                                                    Executive Officer





DATE:  December 9, 2005             By:  /s/ Jules L. Fisher
                                                  ------------------------------
                                                  JULES L. FISHER
                                                  Vice President of Finance and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

         Exhibit                              Description
     ----------------- ---------------------------------------------------------

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