Form 10-Q
period 2006-01-31
POSSIS MEDICAL INC
filed 2006-03-13
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended January 31, 2006

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)

              Minnesota                                  41-0783184
----------------------------------------   -------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)


   9055 Evergreen Blvd NW Minnesota MN                   55433-8003
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                  783-780-4555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

     Large accelerated filer  _____     Accelerated filer  __X__
                           Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of February 28, 2006 was 17,163,689.

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                           PAGE
                                                                           ----

PART I.          FINANCIAL INFORMATION

     ITEM 1.     Financial Statements..................................       3

                 Consolidated Balance Sheets, January 31, 2006 and
                 July 31, 2005.........................................       3

                 Consolidated Statements of Income and Comprehensive
                 Income for the three and six months ended January 31,
                 2006 and 2005.........................................       4

                 Consolidated Statements of Cash Flows for the six
                 months ended January 31, 2006 and 2005................       5

                 Notes to Consolidated Financial Statements............       6

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................      12

     ITEM 3.     Quantitative and Qualitative Disclosures about Market
                 Risk..................................................      20

     ITEM 4.     Controls and Procedures...............................      20

PART II.         OTHER INFORMATION

     ITEM 1.     Legal Proceedings.....................................      20

     ITEM 2.     Unregistered Sales of Equity Securities and Use of
                 Proceeds..............................................      21

     ITEM 6.     Exhibits..............................................      21

                 SIGNATURES............................................      22

PART 1     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                  January 31, 2006        July 31, 2005
                                                        ----------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents...........................  $      4,941,200     $      5,257,244
  Marketable securities...............................        40,763,797           39,169,811
  Trade receivables (less allowance for doubtful
   accounts and returns of $688,000 and $669,000,
   respectively)......................................         7,666,507            8,274,839
  Inventories.........................................         6,338,109            5,830,204
  Prepaid expenses and other assets...................           827,382            1,158,214
  Deferred tax asset..................................         1,042,000            1,042,000
                                                        ----------------     ----------------
     Total current assets.............................        61,578,995           60,732,312


PROPERTY AND EQUIPMENT, net...........................         4,950,445            4,879,221
DEFERRED TAX ASSET....................................        11,254,739           12,113,949
OTHER ASSET...........................................           499,431              425,914
                                                        ----------------     ----------------
TOTAL ASSETS..........................................  $     78,283,610     $     78,151,396
                                                        ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable..............................  $      1,340,186     $      1,355,402
  Accrued salaries, wages, and commissions............         2,473,564            3,212,525
  Other liabilities...................................         2,734,192            2,468,669
                                                        ----------------     ----------------
     Total current liabilities........................         6,547,942            7,036,596


OTHER LIABILITIES.....................................           686,808              526,914

COMMITMENTS AND CONTINGENCIES.........................

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares of
   $0.40 par value each; issued and outstanding,
   17,163,689 and 17,326,487 shares, respectively.....         6,865,476            6,930,595
  Additional paid-in capital..........................        75,742,116           75,725,188
  Unearned compensation...............................           (33,000)             (15,000)
  Accumulated other comprehensive loss................          (320,000)            (240,000)
  Retained deficit....................................       (11,205,732)         (11,812,897)
                                                        ----------------     ----------------
     Total shareholders' equity.......................        71,048,860           70,587,886
                                                        ----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $     78,283,610           78,151,396
                                                        ================     ================

See notes to consolidated financial statements.


                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2006 AND 2005
                                   (UNAUDITED)

                                                     Three Months Ended                      Six Months Ended
                                             -----------------------------------   -----------------------------------
                                               Jan. 31, 2006      Jan. 31, 2005      Jan. 31, 2006      Jan. 31, 2005
                                             ----------------   ----------------   ----------------   ----------------
Product sales..............................       $15,129,108        $16,168,884        $30,604,782        $33,670,872

Cost of sales and other expenses:
   Cost of medical products................         3,902,976          4,283,418          8,133,131          8,587,757
   Selling, general and administrative.....         7,511,257          6,711,939         15,904,984         14,268,521
   Research and development................         3,197,804          2,604,131          5,707,097          5,041,835
                                             ----------------   ----------------   ----------------   ----------------
     Cost of sales and other expenses......        14,612,037         13,599,488         29,745,212         27,898,113
                                             ----------------   ----------------   ----------------   ----------------

Operating income...........................           517,071          2,569,396            859,570          5,772,759
   Interest income.........................           427,633            306,701            831,082            593,133
   (Loss) gain on sale of securities.......           (19,141)             1,950            (25,487)            20,031
                                             ----------------   ----------------   ----------------   ----------------

Income before income taxes.................           925,563          2,878,047          1,665,165          6,385,923
Provision for income taxes.................           584,000          1,208,886          1,058,000          2,523,886
                                             ----------------   ----------------   ----------------   ----------------

Net income.................................           341,563          1,669,161            607,165          3,862,037

Other comprehensive income (loss), net of
 tax:
Unrealized gain (loss) on securities.......            19,000           (130,000)           (80,000)            (5,000)
                                             ----------------   ----------------   ----------------   ----------------
Comprehensive income.......................          $360,563         $1,539,161           $527,165         $3,857,037
                                             ================   ================   ================   ================

Weighted average number of common shares
 outstanding:
   Basic...................................        17,228,059         17,669,526         17,271,953         17,875,233
   Diluted.................................        17,683,758         18,294,815         17,768,948         18,740,501

Net income per common share:
   Basic...................................             $0.02              $0.09              $0.04              $0.22
                                             ================   ================   ================   ================
   Diluted.................................             $0.02              $0.09              $0.03              $0.21
                                             ================   ================   ================   ================

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                 2006                 2005
                                                           ----------------     ----------------
OPERATING ACTIVITIES:
Net income...............................................  $        607,165     $      3,862,037
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation..........................................         1,298,569            1,142,743
   Gain on asset disposal................................             --                 (11,569)
   Stock-based compensation expense......................         1,699,804              141,000
   Loss (gain) on sale of marketable securities..........            49,180               (2,668)
   Deferred taxes........................................           921,210            2,421,864
   Decrease in trade receivables.........................           608,332            1,866,244
   Increase in inventories...............................          (850,641)            (998,768)
   Decrease in prepaid expenses and other assets.........           257,315              446,095
   Decrease in trade accounts payable....................           (33,386)            (851,896)
   Decrease in accrued and other liabilities.............           (82,944)          (1,570,343)
                                                           ----------------     ----------------
     Net cash provided by operating activities...........         4,474,604            6,444,739

INVESTING ACTIVITIES:
   Additions for property and equipment..................        (1,008,887)            (660,652)
   Proceeds from sale of fixed assets....................             --                   8,860
   Proceeds from sale of marketable securities...........        14,645,668           26,149,824
   Purchase of marketable securities.....................       (16,417,834)         (23,216,282)
                                                           ----------------     ----------------
     Net cash (used in) provided by investing activities.        (2,781,053)           2,281,750

FINANCING ACTIVITIES:
   Proceeds from issuance and exercise of options........           616,241              777,745
   Excess tax benefits from stock-based compensation.....           (13,000)               --
   Repurchase of common stock............................        (2,612,836)         (13,121,368)
                                                           ----------------     ----------------
     Net cash used in financing activities...............        (2,009,595)         (12,343,623)
                                                           ----------------     ----------------

DECREASE IN CASH AND CASH
     EQUIVALENTS.........................................          (316,044)          (3,617,134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD..............................................         5,257,244            8,411,784
                                                           ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............  $      4,941,200     $      4,794,650
                                                           ================     ================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for income taxes............................  $        197,301     $        217,150
   Issuance of restricted stock..........................           266,600               36,000
   Inventory transferred to property and equipment.......             7,736               39,360

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

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

2.   EARNINGS PER SHARE

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                             Three Months Ended                     Six Months Ended
                                                                January 31,                            January 31,
                                                     -----------------------------------   -----------------------------------
                                                           2006               2005               2006               2005
                                                     ----------------   ----------------   ----------------   ----------------
     Numerator:
       Net income, basic and diluted                 $        341,563   $      1,669,161   $        607,165   $      3,862,037
                                                     ================   ================   ================   ================

     Denominator:
       Weighted average common
       shares outstanding                                  17,228,059         17,669,526         17,271,953         17,875,233

       Effect of potentially dilutive securities:
           Stock options and other                            455,699            625,289            496,995            865,268
                                                     ----------------   ----------------   ----------------   ----------------
       Weighted average common shares
       outstanding, assuming dilution                      17,683,758         18,294,815         17,768,948         18,740,501
                                                     ================   ================   ================   ================

     Basic earnings per share                        $           0.02   $           0.09   $           0.04   $           0.22
     Diluted earnings per share                      $           0.02   $           0.09   $           0.03   $           0.21

     Potentially dilutive securities include stock options, non-vested share awards and shares issuable under our employee stock purchase plan (ESPP).

     The computation of dilutive shares outstanding excluded options to purchase 1,907,000 and 1,678,000 shares of common stock for the three months ended January 31, 2006 and 2005 and 1,898,000 and 1,087,000 shares of common stock for the six months ended January 31, 2006 and 2005, respectively. These amounts were excluded because the options exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.)

3.   STOCK BASED-COMPENSATION

     We have stock-based compensation plans under which we issue stock options, non-vested share awards and discounted purchase rights under an employee stock purchase (Section 423) plan (ESPP). Employee stock options issued prior to July 31, 2005 have a ten-year term. Employee stock options issued subsequent to July 31, 2005 have a five-year term. Outstanding stock options issued to employees generally vest over a four-year period, however, on occasion the Company has issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, based on the basis for issuance: a) six months - stock options in lieu of compensation for services rendered as directors, b) four years - annual grants of stock options and c) stock price performance with a seven-year cliff period - service award options. Directors receive an annual non-vested share award that vests upon continued employment (time based) of one year. Our ESPP permits employees to purchase stock at 85% of the market price of our common stock at the end of the quarterly purchase period.

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

     On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the three and six months ended January 31, 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, that are either market-based or time-based, on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of income for the three and six months ended January 31, 2006, was $804,000 ($730,000, net of tax) and $1,626,000 ($1,432,000, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

     Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the six months ended January 31, 2006, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended January 31, 2006, $13,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three and six months ended January 31, 2005.


                                                                  Three Months          Six Months
                                                                     Ended                Ended
                                                                 Jan. 31, 2005        Jan. 31, 2005
                                                               -----------------    -----------------

     Net Income - as reported..............................    $       1,669,161    $       3,862,037
             Deduct:  Stock-based compensation expense
             determined under fair value method for all
             awards, net of tax............................             (704,000)          (1,288,000)
                                                               -----------------    -----------------
             Pro forma.....................................    $         965,161    $       2,380,301
                                                               =================    =================
     Earnings per share:
     Basic - as reported...................................    $            0.09    $            0.22
             Deduct:  Stock-based compensation expense
             determined under fair value method for all
             awards,
             net of tax....................................                (0.04)               (0.08)
                                                               -----------------    -----------------
             Basic pro forma...............................    $            0.05    $            0.14
                                                               =================    =================

     Diluted - as reported.................................    $            0.09    $            0.21
             Deduct:  Stock-based compensation expense
             determined under fair value method for all
             awards, net of tax............................                (0.04)               (0.07)
                                                               -----------------    -----------------
             Diluted - pro forma...........................    $            0.05    $            0.14
                                                               =================    =================
     Weighted average common shares outstanding
             Basic.........................................           17,669,526           17,875,233
             Diluted.......................................           18,294,815           18,740,501

     For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experiences.

     The following table summarizes the stock option transactions for the six months ended January 31, 2006:

                                                   Options          Weighted-        Weighted-
                                                                     Average          Average
                                                                 Exercise Price      Remaining
                                                                    Per Share       Contractual
                                                                                  Term (in years)
     Outstanding on July 31, 2005                 3,062,000          $11.78
             Granted                                503,000          $11.89
             Exercised                              (28,000)         $ 8.97
             Forfeited/Canceled                    (190,000)         $14.17
                                              ================  ================  ================
     Outstanding on January 31, 2006
                                                  3,347,000          $11.68             5.80
                                              ================  ================  ================
     Exercisable on January 31, 2006
                                                  2,101,000          $10.54             4.97
                                              ================  ================  ================

     Note: At January 31, 2006, shares associated with our ESPP were not significant and are excluded from the table above.

     The aggregate intrinsic value of options (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended January 31, 2006 and 2005, was $44,000 and $97,000, respectively; and during the six months ended January 31, 2006 and 2005, was $69,000 and $763,000, respectively.

     We estimated the fair values using the Black-Scholes option-pricing model prior to August 1, 2005 and using the Actuarial Binomial option-pricing model subsequent to July 31, 2005, modified for dividends and using the following assumptions:

                                                                      2006                     2005 (1)
                                                             ----------------------    ----------------------
                   Risk-free rate (2).....................            3.7 - 4.5%                4.1 - 4.5%

                   Expected dividend yield................                    0%                        0%
                   Expected stock price volatility (3)....              38 - 55%                  54 - 68%
                   Expected life of stock options (4).....      3.86 - 8.5 years                  10 years
                   Fair value per option..................         $4.38 - $6.86           $8.72 -  $19.88


          1.   Forfeitures are estimated based on historical experience.
          2. 2006 - Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options. 2005 -
               Based on the ten-year U.S. Treasury constant maturity interest rate.
          3. In 2006 we used an outside valuation advisor to assist us in more accurately projecting expected stock price volatility. We used historical market price data.
          4. We estimate the expected life of stock options based upon historical experience.

     Net cash proceeds from the exercise of stock options were $251,000 and $347,000 for the six months ended January 31, 2006 and 2005, respectively.

     The actual income tax benefit realized from stock option exercises totaled $13,000 and $274,000 for the six months ended January 31, 2006 and 2005, respectively.

     Non-Vested Share Awards

     The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our non-vested market-based and time-based share awards as of January 31, 2006 and changes during the six-month period ended January 31, 2006, is as follows:

           Market-Based and Time-Based Share Awards        Shares    Fair Value
           ----------------------------------------        ------    ----------
           Outstanding at July 31, 2005                     2,754      $11.70
           Granted                                         21,947       12.15
           Vested                                         (14,818)      12.47
           Forfeited/Canceled                              (6,289)      13.03
           Outstanding at January 31, 2006                  3,594       $9.80

     There were 36,000 time-based share awards vested during the six months ended January 31, 2006. As of January 31, 2006, there was $33,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the next eleven months.

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

5.   MARKETABLE SECURITIES

     During the quarter ended January 31, 2006, we invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized gain, net of taxes, on these investments, of approximately $19,000 for the three months ended January 31, 2006 is included within other comprehensive gain. The unrealized loss, net of taxes, on these investments of approximately $80,000 for the six months ended January 31, 2006 is included within other comprehensive loss. The unrealized loss, net of taxes, on these investments of approximately $130,000 and $5,000, respectively, for the three and six months ended January 31, 2005 is included within other comprehensive loss. The net unrealized loss included in shareholders' equity as of January 31, 2006 and 2005 was $320,000 and $141,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                             Jan. 31, 2006       July 31, 2005
                                           -----------------   -----------------

           Finished goods.................        $2,239,753          $2,149,599
           Work-in-process................         1,307,700           1,206,364
           Raw materials..................         2,790,656           2,474,241
                                           -----------------   -----------------
                                                  $6,338,109          $5,830,204
                                           =================   =================

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                             Jan. 31, 2006       July 31, 2005            Life
                                           -----------------   -----------------    -----------------
         Leasehold improvements........... $       2,548,864   $       2,295,999        5-10 years
         Equipment........................        10,714,110          10,329,650      3 to 10 years
         Assets in construction...........           486,883             222,467           N/A
                                           -----------------   -----------------
                                                  13,749,857          12,848,116
         Less accumulated depreciation...         (8,799,412)         (7,968,895)
                                           -----------------   -----------------
         Property and equipment - net....  $       4,950,445   $       4,879,221
                                           =================   =================

8.   SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     Our operations are in one business segment: the design, manufacture and distribution of endovascular medical devices. We evaluate revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States are as follows:

                                                             Three Months Ended                     Six Months Ended
                                                                January 31,                            January 31,
                                                     -----------------------------------   -----------------------------------
                                                           2006               2005               2006               2005
                                                     ----------------   ----------------   ----------------   ----------------
           United States...........................       $14,622,471        $15,617,004        $29,673,327        $32,815,862
           Non-United States.......................           506,637            551,880            931,455            855,010
                                                     ----------------   ----------------   ----------------   ----------------
           Total Revenues..........................       $15,129,108        $16,168,884        $30,604,782        $33,670,872
                                                     ================   ================   ================   ================

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

10.  COMMON STOCK

     During the six months ended January 31, 2006, stock options for the purchase of 27,945 shares of the Company's common stock were exercised at prices between $3.94 and $12.44 per share resulting in proceeds of $251,000. During the six months ended January 31, 2005, stock options for the purchase of 70,089 shares of the Company's common stock were exercised at prices between $3.88 and $16.66 per share resulting in proceeds of $347,000.

     During the six months ended January 31, 2006 and 2005, we issued 43,199 and 37,580 shares in connection with our employee stock purchase plan.

     On August 29, 2005, we issued 18,353 shares of restricted stock to executives of the Company as part of the fiscal 2005 management incentive program. The restricted stock vested when our stock price closed at $13.00 or greater, which occurred, on August 31, 2005. The $230,600 fair market value of the restricted stock was expensed in fiscal 2005 as compensation expense. We cancelled 6,289 shares of restricted stock due to executives electing to receive fewer shares in lieu of paying withholding taxes.

     During the six months ended January 31, 2006, we repurchased 249,600 shares in the public market at prices between $9.89 and $11.06 per share for $2,613,000. During the six months ended January 31, 2005, we repurchased 940,400 shares in the public market at stock prices between $10.66 and $18.34 per share for $13,121,000.

11.  ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:

             Accrued warranty costs at July 31, 2005.......        $146,500
             Payments made for warranty costs..............        (213,200)
             Provision for product costs...................         213,200
                                                             --------------
             Accrued warranty costs at January 31, 2006....        $146,500
                                                             ==============


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

The proprietary AngioJet System consists of a drive unit (capital equipment), a disposable pump set that delivers pressurized saline to a catheter, and a variety of disposable catheters that are specifically designed for particular clinical indications. The AngioJet coronary catheter is a Class III medical device and is marketed in the U.S. under an approved PMA. The AngioJet AV-Access and peripheral arterial catheters are Class II devices that are marketed in the U.S. under cleared 510(k) submissions.

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

Financial Reporting Changes

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company's first fiscal year beginning after June 15, 2005, SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings.

During the first quarter of fiscal 2006, we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our net income for the three and six months ended January 31, 2006 included stock-based compensation expense of $804,000 ($730,000 after tax, or $0.04 per diluted share) and $1,626,000
($1,432,000 after tax, or $0.08 per diluted share). Our cost of medical products for the three and six months ended January 31, 2006 included stock-based compensation of $105,000 and $207,000, respectively. Our selling, general and administrative expense for the three and six months ended January 31, 2006 included stock-based compensation of $503,000 and $1,034,000, respectively. Our research and development expense for the three and six months ended January 31, 2006 included stock-based compensation of $196,000 and $385,000, respectively. For additional information on our adoption of SFAS No. 123(R), see Note 3, Stock-Based Compensation of the Notes to Consolidate Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three and Six Month Periods Ended January 31, 2006 and 2005

Summary

Total product sales for the three months ended January 31, 2006 decreased $1,040,000, or 6%, to $15,129,000 compared to $16,169,000 for the comparable period in fiscal 2005. Total product sales for the six months ended January 31, 2006 decreased $3,066,000, or 9%, to $30,605,000 compared to $33,671,000 for the comparable period in fiscal 2005.

We recorded net income for the three and six months ended January 31, 2006 of $341,000, or $0.02 per diluted share, and $607,000, or $0.03 per diluted share compared to net income of $1,669,000, or $0.09 per diluted share, and $3,862,000, or $0.21 per diluted share in the comparable three and six months in fiscal 2005. Net income for the three and six months ended January 31, 2006, reflects the impact of adopting SFAS No.123(R), which resulted in stock-based compensation expense of $804,000, ($730,000 after tax, or $0.04 per diluted share) and $1,626,000, ($1,432,000 after tax, or $0.08 per diluted share), respectively.

The following table compares the Statement of Income as reported with the pro-forma non-GAAP Statement of Income for the three months ended January 31, 2006, eliminating the impact of SFAS 123(R) on the Statement of Income. In addition, the three months ended January 31, 2005, is included for comparison purposes.

                                                                   2006                            2005
                                              ----------------------------------------------  --------------
                                                                                 Pro-forma
                                                                                 Non-GAAP
                                                                SFAS 123(R)      Excluding
                                                As Reported     Adjustments     SFAS 123(R)     As Reported
                                              --------------  --------------  --------------  --------------
Product sales                                 $   15,129,108  $        -      $   15,129,108  $   16,168,884
Cost of sales and other expenses:
   Cost of medical products                        3,902,976        (105,000)      3,797,976       4,283,418
   Selling, general and administrative             7,511,257        (503,000)      7,008,257       6,711,939
   Research and development                        3,197,804        (196,000)      3,001,804       2,604,131
                                              --------------  --------------  --------------  --------------
   Cost of sales and other expenses               14,612,037        (804,000)     13,808,037      13,599,488
Operating income                                     517,071         804,000       1,321,071       2,569,396
   Interest income                                   427,633           -             427,633         306,701
   (Loss) gain on sale of securities                 (19,141)          -             (19,141)          1,950
                                              --------------  --------------  --------------  --------------
Income before income taxes                           925,563         804,000       1,729,563       2,878,047
Provision for income taxes                           584,000          74,000         658,000      (1,208,886)
                                              --------------  --------------  --------------  --------------
Net income                                           341,563         730,000       1,071,563       1,669,161
Other comprehensive income net of tax:
   Unrealized gain (loss) on securities               19,000           -              19,000        (130,000)
                                              --------------  --------------  --------------  --------------
Comprehensive income                          $      360,563  $      730,000  $    1,090,563  $    1,539,161
                                              ==============  ==============  ==============  ==============
Net income per common share
   Basic                                      $         0.02  $         0.04  $         0.06  $         0.09
                                              ==============  ==============  ==============  ==============
   Diluted                                    $         0.02  $         0.04  $         0.06  $         0.09
                                              ==============  ==============  ==============  ==============

The following table compares the Statement of Income as reported with the pro-forma non-GAAP Statement of Income for the six months ended January 31, 2006, eliminating the impact of SFAS 123(R) on the Statement of Income. In addition, the six months ended January 31, 2005 is included for comparison purposes.

                                                                   2006                            2005
                                              ----------------------------------------------  --------------
                                                                                 Pro-forma
                                                                                 Non-GAAP
                                                                SFAS 123(R)      Excluding
                                                As Reported     Adjustments     SFAS 123(R)     As Reported
                                              --------------  --------------  --------------  --------------
Product sales                                 $   30,604,782  $        -      $   30,604,782  $   33,670,872
Cost of sales and other expenses:
   Cost of medical products                        8,133,131        (207,000)      7,926,131       8,587,757
   Selling, general and administrative            15,904,984      (1,034,000)     14,870,984      14,268,521
   Research and development                        5,707,097        (385,000)      5,322,097       5,041,835
                                              --------------  --------------  --------------  --------------
   Cost of sales and other expenses               29,745,212      (1,626,000)     28,119,212      27,898,113
Operating income                                     859,570       1,626,000       2,485,570       5,772,759
   Interest income                                   831,082           -             831,082         593,133
   (Loss) gain on sale of securities                 (25,487)          -             (25,487)         20,031
                                              --------------  --------------  --------------  --------------
Income before income taxes                         1,665,165       1,626,000       3,291,165       6,385,923
Provision for income taxes                         1,058,000         194,000       1,252,000      (2,523,886)
                                              --------------  --------------  --------------  --------------
Net income                                           607,165       1,432,000       2,039,165       3,862,037
Other comprehensive income net of tax:
   Unrealized (loss) gain on securities              (80,000)          -             (80,000)         (5,000)
                                              --------------  --------------  --------------  --------------
Comprehensive income                          $      527,165  $    1,432,000  $    1,959,165  $    3,857,037
                                              ==============  ==============  ==============  ==============
Net income per common share
   Basic                                      $         0.04  $         0.08  $         0.12  $         0.22
                                              ==============  ==============  ==============  ==============
   Diluted                                    $         0.03  $         0.08  $         0.11  $         0.21
                                              ==============  ==============  ==============  ==============

The following tables compares the Statement of Income as a percentage of product sales for the three and six months ended January 31, 2006 and 2005.


                                                  Three Months Ended                  Six Months Ended
                                                      January 31,                        January 31,
                                         ----------------------------------- ---------------------------------
                                                  2006              2005              2006              2005
                                         -----------------------    ----     -----------------------    ----
                                             As       Proforma       As          As       Proforma       As
                                          Reported    Non-GAAP    Reported    Reported    Non-GAAP    Reported
                                         ---------    --------    --------    --------    --------    --------

Product sales                               100.0%      100.0%      100.0%      100.0%      100.0%      100.0%

Operating expenses
  Cost of medical products                   25.8%       25.1%       26.5%       26.6%       25.9%       25.5%
  Selling, general and administrative        49.7%       46.3%       41.5%       52.0%       48.6%       42.4%
  Research and development                   21.1%       19.9%       16.1%       18.6%       17.4%       15.0%
    Total                                    96.6%       91.3%       84.1%       97.2%       91.9%       82.9%

Operating income                              3.4%        8.7%       15.9%        2.8%        8.1%       17.1%
Other income                                  2.7%        2.7%        1.9%        2.6%        2.6%        1.8%
Income before income taxes                    6.1%       11.4%       17.8%        5.4%       10.7%       18.9%
Income taxes provision                       (3.8%)      (4.3%)      (7.5%)      (3.4%)      (4.1%)      (7.5%)
Net income                                    2.3%        7.1%       10.3%        2.0%        6.6%       11.4%

Note: The above table includes Proforma Non-GAAP percentages for fiscal 2006. These percentages did not include stock-based compensation under SFAS 123(R).

Revenue

U.S. product sales for the three months ended January 31, 2006 decreased 6% to $14,582,000 from $15,585,000 for the same period in 2005. U.S. product sales for the six months ended January 31, 2006 decreased 10% to $29,611,000 from $32,783,000 for the same period in 2005. The main factors in the revenue decrease during fiscal 2005 were higher than expected sales force turnover, increased competition, and continuing controversy concerning the role of thrombectomy and embolic protection in treating coronary STEMI (ST segment elevation myocardial infarction) patients.

As of January 31, 2006, we had a total of 1,600 domestic drive units in the field, compared to 1,422 drive units at January 31, 2005, and 1,560 units as of October 31, 2005. During the three month period ended January 31, 2006, our catheter sales decreased approximately 3% to approximately 11,700 catheters versus approximately 12,100 catheters in the same period last year. During the six month period ended January 31, 2006, our catheter sales decreased approximately 6% to approximately 23,600 catheters versus approximately 25,000 catheters in the same period last year. The average catheter utilization rate per installed domestic drive unit was 7.0 in the second quarter of fiscal 2006 compared to 8.3 in the same prior year period, and compared to a rate of 7.5 in the first quarter of fiscal 2006. We sold 28 and 70 domestic drive units during the three and six months ended January 31, 2006, respectively, compared to 49 and 98 domestic drive units in the same periods in the prior year.

Foreign product sales were $507,000 for the three months ended January 31, 2006 and $552,000 for the three months ended January 31, 2005. Foreign product sales of $931,000 for the six months ended January 31, 2006 and $855,000 for the six months ended January 31, 2005.

Cost of Medical Products

Cost of medical products decreased $381,000 to $3,903,000 in the three month period ended January 31, 2006 over the same period in the previous year and decreased $455,000 to $8,133,000 for the six month period ending January 31, 2006 over the same period in the previous year. The decreases were primarily due to the reduction in AngioJet System product unit sales offset by higher production overhead on lower units produced combined with an increase in overhead costs. The adoption of SFAS No. 123(R) increased cost of medical products by $105,000 during the three months ended January 31, 2006, and $207,000 during the six months ended January 31, 2006. Gross profit decreased by $659,000 to $11,226,000, or 74.2% of product sales, for the three months ended January 31, 2006, from $11,885,000 or 73.5% of product sales in the same period last year. Gross profit decreased by $2,611,000 to $22,472,000, or 73.4% of product sales, for the six months ended January 31, 2006, from $25,083,000 or 74.5% of product sales in the same period last year. The decrease in the gross profit during the six months was primarily due to lower revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $799,000 to $7,511,000 for the three months ended January 31, 2006, compared to the same period in the previous year. Of such increase, $503,000 was stock-based compensation expense resulting primarily from the implementation of SFAS No. 123(R). Marketing clinical studies and patent expenses also contributed to the increase. These expense increases were partially offset by a reduction in commissions and other sales related expenses. Selling, general and administrative expense increased $1,637,000 to $15,905,000 for the six months ended January 31, 2006, compared to the same period in the previous year; $1,034,000 of which was attributable to the implementation of SFAS 123(R). Other factors contributing to the expense increase were medical insurance costs, increase in depreciation, sales meetings and incentives. These expense increases were partially offset by a reduction in expenses associated with sales materials.

Research and Development Expense

Research and development expense increased $594,000 to $3,198,000, in the three months ended January 31, 2006, when compared to the same period in the prior year. Research and development expense increased $665,000 to $5,707,000, in the six months ended January 31, 2006, when compared to the same period in the prior year. The increase in both periods was partially due to the impact of adopting SFAS No. 123(R) which resulted in increased stock-based compensation of $196,000 in the three month and $385,000 in the six month periods. Other factors contributing to the expense increase were due to the timing of expenses incurred for various research and development projects including the temporary occlusion guidewires (i.e., Guard Dog), the new drive unit, and an associated project to combine the pump and catheter.

Interest Income

Interest income increased $121,000 in the three months ended January 31, 2006 to $428,000 and increased $238,000 in the six months ended January 31, 2006 to $831,000. The increases were due to recent interest rate increases and an increase in the amount of cash available for investments. Excess cash is invested in a professionally managed portfolio of marketable securities. We expect interest income to increase in fiscal 2006 as compared to fiscal 2005 due to positive operating cash flows and current interest rates.

(Loss) Gain On Sale of Securities

Loss on sales of securities was $19,000 for the three months ended January 31, 2006 and $25,000 for the six months ended January 31, 2006. Gain on sales of securities was $2,000 for the three months ended January 31, 2005 and $20,000 for the six months ended January 31, 2005. The losses in fiscal 2005 were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

Our effective tax rate in the three and six month periods ending January 31, 2006, was 63 percent and 64 percent, respectively. On a non-GAAP basis (excluding the impact of SFAS 123 (R)) the effective tax rate was 38 percent in the three and six month periods ending January 31, 2006. The increase in the GAAP effective tax rate in the current year is attributable to how Incentive Stock Options (or ISO's) are treated under SFAS 123 (R). There is no tax benefit recognized for ISO expense under SFAS 123(R) until there is an exercise and associated disqualifying disposition resulting in an actual tax benefit for the Company. Non-Qualified stock options are fully tax effected under SFAS 123 (R) as the value is expensed over the vesting period. Approximately 70 percent of our outstanding options at this time are ISO's so the impact on Possis Medical is significant. This new ISO tax treatment under 123 (R) reduced earnings by $0.01 per share in the current quarter.

We became profitable in the third quarter of fiscal 2001 and have maintained profitability since. We increased our deferred tax asset by an additional $466,000 in fiscal 2005 and $2,578,000 in fiscal 2004. These increases were related to tax benefits from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance of $690,000 is necessary as it is more likely than not that $690,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled approximately $45,705,000 at January 31, 2006 versus $44,427,000 at July 31, 2005.

During the six months ended January 31, 2006, we generated $4,475,000 of cash from operating activities, which resulted primarily from $607,000 net income, depreciation of $1,299,000, stock-based compensation expense of $1,700,000, a decrease in deferred tax assets of $921,000, a decrease in accounts receivable of $608,000 and a decrease in prepaid expenses and other assets of $257,000. These sources of cash from operations were partially offset by cash used to fund an increase in inventories of $851,000 and a decrease in accounts payable and accrued liabilities of $116,000. We depreciate company-owned drive units at customer locations, as well as property and equipment. The stock-based compensation expense is primarily attributable to the implementation of SFAS 123(R), the expensing of stock options. The decrease in the deferred tax asset was due to the utilization of the net operating loss carry-forwards to offset current taxes payable. Inventory increased as new catheter models were released during the first quarter of fiscal 2006. The decreases in prepaid expenses and other assets were due to the timing of insurance premiums. The decreases in accounts payable and accrued liabilities were due to the timing of payments. This decrease included the payment of fiscal 2005 corporate incentives in September 2005 (fiscal 2006).

Cash used in investing activities was $2,781,000 including the net purchase of marketable securities of $1,772,000 and the purchase of $1,009,000 of property and equipment.

Net cash used in financing activities was $2,010,000, which resulted from the repurchase of 249,600 shares of our stock in open market transactions for $2,613,000, partially offset by the cash received in connection with the exercise of stock options of $616,000.

We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business and the repurchase of its common stock as authorized by the Board of Directors.

Off-Balance Sheet Obligations

The Company does not have any material off-balance-sheet arrangements.

Outlook

We expect overall revenue from the AngioJet System, primarily in the United States, will be in the range of $63 million to $66 million in fiscal 2006. Gross margin as a percent of sales for fiscal 2006 is expected to be in the low to mid-seventies. We expect selling, general and administrative expenses to increase from fiscal 2005 levels. Research and development expense levels are dependent upon the continuing development of our current products and investment in the development of new AngioJet System thrombectomy applications and related products, including clinical trials. Including the impact of stock-based compensation expense, we anticipate net income per diluted share of $0.10 to $0.16 for fiscal 2006. We anticipate third-quarter revenue to be approximately $15.5 to $16.0 million and net income in the range of $0.02 to $0.04 per diluted share. The impact of expensing stock-based compensation per SFAS 123(R) is anticipated to be approximately $0.05 per diluted share for the third quarter and approximately $0.18 per diluted share for fiscal year 2006.

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

Forward-looking statements in this 10-Q are based on the Company's current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that could affect the realization of forward-looking statements include:

     o    changes in clinical and market acceptance of our products;
     o changes in the health care industry generally, such as restrictions imposed on sales time at interventional labs; consolidation of industry participants, cost containment and trends toward managed care;
     o    changes in supplier requirements by group purchasing organizations;
     o unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes;
     o    changes in governmental laws and regulations;
     o    changes in reimbursement;
     o the development of new competitive products such as inexpensive aspiration devices, combined aspiration/occlusion products and compounds that may make our products obsolete;
     o    sudden restrictions in supply of key materials;
     o the effectiveness of our sales and marketing efforts in re-establishing coronary product usage,
     o    our ability to effectively manage new product development timelines,
     o our ability to effectively manage marketing and investigational device exempt clinical trials
     o our ability to generate suitable clinical registry data to support growing use of the AngioJet in coronary applications,
     o our the ability to obtain additional regulatory approvals on a timely basis;
     o    our ability to obtain regulatory clearance in new foreign markets; and
     o our ability to retain and motivate skilled employees, especially for sales positions.

Undue reliance should not be placed on forward-looking statements, which speak only as of the date made. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate or false. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement. A more complete discussion of these and other factors that could impact our future results are set forth under the caption "Forward Looking Statements" immediately following the cover page of our Annual Report form on Form 10-K for the year ended July 31, 2005 as filed with the Securities and Exchange Commission on October 14, 2005.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the first six months of fiscal 2006. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of January 31, 2006.

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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended January 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

We were served with a shareholder lawsuit that was filed with the Minnesota Federal District Court on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws during a period beginning in 2002. The Complaint seeks class action status and unspecified damages. We believe that the allegations of the lawsuit are without merit and are contesting the lawsuit vigorously. We do not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution of these matters could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1A      Risk Factors

We disclose risks that effect our operations, and that should be read to understand the likelihood of achievement of any forward looking statements we make in this Form 10-Q, under the caption "Forward Looking Statements" immediately following the cover page of our Annual Report on Form 10-K filed October 14, 2005. Although we provide a short summary of those risk factors under the caption "Forward Looking Statements" in Part I, Item 2 of this Form 10-Q, there have been no material changes in the risks effecting our business since the date of filing our Form 10-K.

ITEM 2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                             Company Repurchases of Equity Securities

---------------------------------------------------------------------------------------------------
                                                                                 (d) Maximum
                                                                                  Number (or
                                                          (c) Total Number       Approximate
                                                              of Shares        Dollar Value) of
                           (a) Total                      Purchased as Part    Shares that May
                           Number of      (b) Average        of Publicly       Yet Be Purchased
                            Shares       Price Paid per    Announced Plans    Under the Plans or
        Period             Purchased         Share           or Programs           Programs
---------------------------------------------------------------------------------------------------
  November 1, 2005 to
   November 30, 2005           -               -                  -                    -
---------------------------------------------------------------------------------------------------
 December 1, 2005 to
   December 31, 2005         125,000         $10.14             125,000           $10,799,000
---------------------------------------------------------------------------------------------------
  January 1, 2006 to
    January 31, 2006          25,000         $10.09              25,000           $10,547,000
---------------------------------------------------------------------------------------------------
         Total               150,000         $10.13             150,000           $10,547,000
---------------------------------------------------------------------------------------------------

     During the six months ended January 31, 2006, we repurchased an aggregate of 150,000 shares of its common stock pursuant to the repurchase program that we publicly announced on February 23, 2005. This program allows us to repurchase shares having a value of up to $15,000,000 in open-market transactions through December 2006.


ITEM 6.      EXHIBITS

Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

       Exhibit                           Description
   -----------------------------------------------------------------------------

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



                                       POSSIS MEDICAL, INC.



DATE: March 12, 2006                   By: /s/ Robert G. Dutcher
                                           -------------------------------------
                                             ROBERT G. DUTCHER
                                             Chairman, President and
                                             Chief Executive Officer





DATE: March 12, 2006                   By: /s/ Jules L. Fisher
                                           -------------------------------------
                                             JULES L. FISHER
                                             Vice President of Finance and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.


       Exhibit                           Description
   -----------------------------------------------------------------------------

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