Form 10-Q
period 2006-04-30
POSSIS MEDICAL INC
filed 2006-06-09
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2006

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)

                 Minnesota                                  41-0783184
-----------------------------------------------  -------------------------------
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                organization)                                   No.)

   9055 Evergreen Blvd NW Minnesota MN                       55433-8003
------------------------------------------       -------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                  783-780-4555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

  Large accelerated filer___  Accelerated filer__X__  Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of May 19, 2006 was 17,191,969.

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                            PAGE
                                                                            ----

PART I.                       FINANCIAL INFORMATION

         ITEM 1.  Financial Statements....................................    3

                  Consolidated Balance Sheets, April 30, 2006 and
                  July 31, 2005...........................................    3

                  Consolidated Statements of Income and Comprehensive
                  Income for the three and nine months ended April 30,
                  2006 and 2005...........................................    4

                  Consolidated Statements of Cash Flows for the nine
                  months ended April 30, 2006 and 2005....................    5

                  Notes to Consolidated Financial Statements..............    6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   11

         ITEM 3.  Quantitative and Qualitative Disclosures about Market
                  Risk....................................................   20

         ITEM 4.  Controls and Procedures.................................   20

PART II.          OTHER INFORMATION

         ITEM 1.  Legal Proceedings.......................................   20

         ITEM 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds................................................   21

         ITEM 6.  Exhibits................................................   22

                  SIGNATURES..............................................   23

PART 1  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                             April 30, 2006  July 31, 2005
                                                   --------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents                        $   4,713,974   $  5,257,244
  Marketable securities                               41,036,630     39,169,811
  Trade receivables (less allowance for doubtful
   accounts and returns of $572,000 and $669,000,
   respectively)                                       8,437,764      8,274,839
  Inventories                                          5,617,599      5,830,204
  Prepaid expenses and other assets                    1,138,039      1,158,214
  Deferred tax asset                                   1,042,000      1,042,000
                                                   --------------  -------------
    Total current assets                              61,986,006     60,732,312

PROPERTY AND EQUIPMENT, net                            4,814,390      4,879,221
DEFERRED TAX ASSET                                    11,200,948     12,113,949
OTHER ASSET                                              723,234        425,914
                                                   --------------  -------------

TOTAL ASSETS                                       $  78,724,578   $ 78,151,396
                                                   ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                           $   1,288,908   $  1,355,402
  Accrued salaries, wages, and commissions             2,288,822      3,212,525
  Other liabilities                                    2,549,845      2,468,669
                                                   --------------  -------------
      Total current liabilities                        6,127,575      7,036,596

OTHER LIABILITIES                                        772,975        526,914

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares of
   $0.40 par value each; issued and outstanding,
   17,173,504 and 17,326,487 shares, respectively      6,869,402      6,930,595
  Additional paid-in capital                          76,775,966     75,710,188
  Accumulated other comprehensive loss                  (338,000)      (240,000)
  Retained deficit                                   (11,483,340)   (11,812,897)
                                                   --------------  -------------
      Total shareholders' equity                      71,824,028     70,587,886
                                                   --------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  78,724,578   $ 78,151,396
                                                   ==============  =============

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (UNAUDITED)

                                                    Three Months Ended          Nine Months Ended
                                               --------------------------- ---------------------------
                                                 April 30,     April 30,     April 30,     April 30,
                                                    2006          2005          2006          2005
                                               ------------- ------------- ------------- -------------
Product sales                                  $ 15,224,827  $ 15,101,977  $ 45,829,609  $ 48,772,849

Cost of sales and other expenses:
  Cost of medical products                        4,399,791     4,155,261    12,532,922    12,743,018
  Selling, general and administrative             8,409,593     6,858,222    24,314,577    21,126,743
  Research and development                        2,869,967     2,589,657     8,577,064     7,631,492
                                               ------------- ------------- ------------- -------------
    Cost of sales and other expenses             15,679,351    13,603,140    45,424,563    41,501,253
                                               ------------- ------------- ------------- -------------

Operating (loss) income                            (454,524)    1,498,837       405,046     7,271,596
  Interest income                                   464,966       320,095     1,296,048       913,228
  Loss on sale of securities                       (110,839)     (121,105)     (136,326)     (101,074)
                                               ------------- ------------- ------------- -------------

(Loss) income before income taxes                  (100,397)    1,697,827     1,564,768     8,083,750
Provision for income taxes                          177,211       682,000     1,235,211     3,205,886
                                               ------------- ------------- ------------- -------------

Net (loss) income                                  (277,608)    1,015,827       329,557     4,877,864

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities                (18,000)        9,000       (98,000)        4,000
                                               ------------- ------------- ------------- -------------
Comprehensive (loss) income                    $   (295,608) $  1,024,827  $    231,557  $  4,881,864
                                               ============= ============= ============= =============

Weighted average number of common
 shares outstanding:
  Basic                                          17,166,955    17,405,676    17,237,723    17,722,145
  Diluted                                        17,166,955    17,871,140    17,700,222    18,470,555

Net (loss) income per common share:
  Basic                                        $      (0.02) $       0.06  $       0.02  $       0.28
                                               ============= ============= ============= =============
  Diluted                                      $      (0.02) $       0.06  $       0.02  $       0.26
                                               ============= ============= ============= =============

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND 2005
                                   (UNAUDITED)

                                                        2006            2005
                                                   -------------   -------------
OPERATING ACTIVITIES:
Net income                                         $    329,557    $  4,877,864
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                        1,892,534       1,729,323
  Gain on asset disposal                                     --          24,454
  Stock-based compensation expense                    2,684,804         150,000
  Loss on sale of marketable securities                 178,264         118,585
  Deferred taxes                                        986,001       2,732,776
  (Increase) decrease in trade receivables             (162,925)      2,577,137
  Increase in inventories                              (216,131)     (1,182,302)
  (Increase) decrease in prepaid expenses and other
   assets                                              (277,145)         67,129
  Decrease in trade accounts payable                   (183,113)       (431,268)
  Decrease in accrued and other liabilities            (365,866)     (1,466,604)
                                                   -------------   -------------
    Net cash provided by operating activities         4,865,980       9,197,094
                                                   -------------   -------------

INVESTING ACTIVITIES:
  Additions for property and equipment               (1,282,348)     (1,225,541)
  Proceeds from sale of fixed assets                         --           8,860
  Proceeds from sale of marketable securities        35,478,379      49,395,440
  Purchase of marketable securities                 (37,681,462)    (48,768,528)
                                                   -------------   -------------
    Net cash used in investing activities            (3,485,431)       (589,769)
                                                   -------------   -------------

FINANCING ACTIVITIES:
  Proceeds from issuance and sale of stock              702,017         925,241
  Excess tax benefits from stock-based compensation     (13,000)             --
  Repurchase of common stock                         (2,612,836)    (14,741,028)
                                                   -------------   -------------
    Net cash used in financing activities            (1,923,819)    (13,815,787)
                                                   -------------   -------------

DECREASE IN CASH AND CASH EQUIVALENTS                  (543,270)     (5,208,462)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      5,257,244       8,411,784
                                                   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  4,713,974    $  3,203,322
                                                   =============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for income taxes                       $    306,510    $    593,600
  Issuance of restricted stock                          266,600          36,000
  Fixed asset additions in accounts payable             116,619          78,350
  Inventory transferred to property and equipment         7,736          39,358


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

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

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

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                             Three Months Ended            Nine Months Ended
                                  April 30,                    April 30,
                         --------------------------- ---------------------------
                             2006          2005          2006          2005
                         ------------- ------------- ------------- -------------
Numerator:
 Net (loss) income       $   (277,608) $  1,015,827  $    329,557  $  4,877,864
                         ============= ============= ============= =============

Denominator:
 Weighted average common
  shares outstanding       17,166,955    17,405,676    17,237,723    17,722,145

 Effect of potentially
  dilutive securities:
   Stock options and other         --       465,464       462,499       748,410
                         ------------- ------------- ------------- -------------
 Weighted average common
  shares outstanding,
  assuming dilution        17,166,955    17,871,140    17,700,222    18,470,555
                         ============= ============= ============= =============

Basic earnings per share $      (0.02) $       0.06  $       0.02  $       0.28
Diluted earnings per
 share                   $      (0.02) $       0.06  $       0.02  $       0.26

     Potentially dilutive securities include stock options, non-vested share awards and shares issuable under our employee stock purchase plan (ESPP).

     The computation of dilutive shares outstanding excluded options to purchase 1,924,000 and 1,760,000 shares of common stock for the three months ended April 30, 2006 and 2005 and 1,844,000 and 1,276,000 shares of common stock for the nine months ended April 30, 2006 and 2005, respectively. These amounts were excluded because the options exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.)

3.   STOCK BASED-COMPENSATION

     We have stock-based compensation plans under which we issue stock options, non-vested share awards and discounted purchase rights under an employee stock purchase (Section 423) plan (ESPP). Employee and director stock options issued prior to July 31, 2005 have a ten-year term. Employee stock options issued subsequent to July 31, 2005 have a five-year term. Outstanding stock options issued to employees generally vest over a four-year period, however, on occasion the Company has issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, based on the basis for issuance: a) six months - stock options in lieu of compensation for services rendered as directors, b) four years - annual grants of stock options and c) stock price performance with a seven-year cliff period - service award options. Directors receive an annual non-vested share award that vests upon continued employment (time based) of one year. Our ESPP permits employees to purchase stock at 85% of the market price of our common stock at the end of the quarterly purchase period.

     Prior to August 1, 2005, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in our statements of income prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we recognized stock-based compensation expense for non-vested share awards as discussed in Note 5, Common Stock, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2005.

     On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the three and nine months ended April 30, 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, that are either market-based or time-based, on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of income for the three and nine months ended April 30, 2006, was $976,000 ($820,000, net of tax) and $2,602,000 ($2,252,000, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

     Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the nine months ended April 30, 2006, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the nine months ended April 30, 2006, $13,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three and nine months ended April 30, 2005.

                                                   Three Months     Nine Months
                                                       Ended           Ended
                                                      April 30,       April 30,
                                                        2005            2005
                                                   -------------   -------------

     Net Income - as reported                      $  1,015,827    $  4,877,864
        Deduct: Additional stock-based compensation
        expense determined under fair value method
        for all awards, net of tax                     (671,000)     (1,959,000)
                                                   -------------   -------------
        Pro forma                                  $    344,827    $  2,918,864
                                                   =============   =============
     Earnings per share:
     Basic - as reported                           $       0.06    $       0.28
        Deduct: Additional stock-based compensation
        expense determined under fair value method
        for all awards, net of tax                        (0.04)          (0.12)
                                                   -------------   -------------
        Basic pro forma                            $       0.02    $       0.16
                                                   =============   =============


     Diluted - as reported                         $       0.06    $       0.26
        Deduct: Additional stock-based compensation
        expense determined under fair value method
        for all awards, net of tax                        (0.04)          (0.10)
                                                   -------------   -------------
              Diluted - pro forma                  $       0.02    $       0.16
                                                   =============   =============
     Weighted average common shares outstanding
        Basic                                        17,405,676      17,722,145
        Diluted                                      17,871,140      18,470,555

     For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the nine months ended April 30, 2006:

                                    Options                         Weighted-
                                                   Weighted-         Average
                                                    Average         Remaining
                                                Exercise Price     Contractual
                                                   Per Share     Term (in years)

Outstanding on July 31, 2005       3,062,000        $11.78
    Granted                          531,000        $11.78
    Exercised                        (29,000)        $9.00
    Forfeited/Canceled              (261,000)       $14.45
                                  ===========   ==============
Outstanding on April 30, 2006      3,303,000        $11.59             5.56
                                  ===========   ==============   ===============
Exercisable on April 30, 2006      2,081,000        $10.51             4.75
                                  ===========   ==============   ===============

     The aggregate intrinsic value of options (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended April 30, 2006 and 2005, was $0 and $108,000, respectively; and during the nine months ended April 30, 2006 and 2005, was $69,000 and $870,000, respectively.

     We estimated the fair values using the Black-Scholes option-pricing model prior to August 1, 2005 and using the Actuarial Binomial option-pricing model subsequent to July 31, 2005, modified for dividends and using the following assumptions:

                                                   2006               2005 (1)
                                            ------------------  ----------------
         Risk-free rate (2)                        3.7 - 4.5%        4.1 - 4.5%
         Expected dividend yield                           0%                0%
         Expected stock price volatility (3)         38 - 55%          54 - 68%
         Expected life of stock options (4)  3.86 - 8.5 years          10 years
         Fair value per option                  $4.38 - $6.86    $6.04 - $19.88

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

     Net cash proceeds from the exercise of stock options were $258,000 and $494,000 for the nine months ended April 30, 2006 and 2005, respectively.

     The actual income tax benefit realized from stock option exercises totaled $13,000 and $314,000 for the nine months ended April 30, 2006 and 2005, respectively.

     Non-Vested Share Awards

     The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our market-based and time-based share awards as of April 30, 2006 and changes during the nine-month period ended April 30, 2006, is as follows:

         Market-Based and Time-Based Share Awards      Shares         Fair Value
         ----------------------------------------     --------        ----------
         Outstanding at July 31, 2005                   2,754           $11.70
         Granted                                       21,947            12.15
         Vested                                       (14,818)           12.47
         Forfeited/Canceled                            (6,289)           13.03
         Outstanding at April 30, 2006                  3,594           $ 9.76

     There were 2,754 time-based share awards vested during the nine months ended April 30, 2006. As of April 30, 2006, there was $24,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the next eight months.

4.   ACCOUNTING PRONOUNCEMENT

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

5.   MARKETABLE SECURITIES

     During the quarter ended April 30, 2006, we invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized loss, net of taxes, on these investments, of approximately $18,000 and $98,000 for the three and nine months ended April 30, 2006 is included within other comprehensive loss. The unrealized gain, net of taxes, on these investments of approximately $9,000 and $4,000, respectively, for the three and nine months ended April 30, 2005 is included within other comprehensive income. The net unrealized loss included in shareholders' equity as of April 30, 2006 and 2005 was $338,000 and $132,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                       April 30, 2006    July 31, 2005
                                       --------------   --------------

           Finished goods              $   2,115,254    $   2,149,599
           Work-in-process                 1,047,859        1,206,364
           Raw materials                   2,454,486        2,474,241
                                       --------------   --------------
                                       $   5,617,599    $   5,830,204
                                       ==============   ==============

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                      April 30,      July 31,
                                         2006          2005           Life
                                    ------------- -------------  ---------------
       Leasehold improvements       $  2,682,963  $  2,295,999       5-10 years
       Equipment                      11,027,785    10,329,650    3 to 10 years
       Assets in construction            322,016       222,467         N/A
                                    ------------- -------------
                                      14,032,764    12,848,116
       Less accumulated depreciation  (9,218,374)   (7,968,895)
                                    ------------- -------------
       Property and equipment - net $  4,814,390  $  4,879,221
                                    ============= =============

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

Total revenues from sales in the United States and outside the United States are as follows:

                              Three Months Ended          Nine Months Ended
                                   April 30,                   April 30,
                         ------------- ------------- ------------- -------------
                             2006          2005          2006          2005
                         ------------- ------------- ------------- -------------

     United States       $ 14,764,000  $ 14,689,690  $ 44,437,327  $ 47,505,552
     Non-United States        460,827       412,287     1,392,282     1,267,297
                         ------------- ------------- ------------- -------------
     Total Revenues      $ 15,224,827  $ 15,101,977  $ 45,829,609  $ 48,772,849
                         ============= ============= ============= =============

9.   COMMON STOCK

     During the nine months ended April 30, 2006, stock options for the purchase of 29,000 shares of the Company's common stock were exercised at prices between $3.94 and $12.44 per share resulting in proceeds of $258,000. During the nine months ended April 30, 2005, stock options for the purchase of 97,787 shares of the Company's common stock were exercised at prices between $3.88 and $16.66 per share resulting in proceeds of $494,000.

     During the nine months ended April 30, 2006 and 2005, we issued 52,264 and 37,580 shares in connection with our employee stock purchase plan.

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

     During the nine months ended April 30, 2006, we repurchased 249,600 shares in the public market at prices between $9.89 and $11.06 per share for $2,613,000. During the nine months ended April 30, 2005, we repurchased 1,112,400 shares in the public market at stock prices between $9.35 and $18.34 per share for $14,741,000.

10.  ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:

           Accrued warranty costs at July 31, 2005          $ 146,500
           Payments made for warranty costs                  (308,800)
           Provision for product costs                        268,800
                                                            ----------
           Accrued warranty costs at April 30, 2006         $ 106,500
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

Allowance for Returns

Trade receivables are reduced by an allowance for items that may be returned in the future. The allowance requires us to make estimates at the time the account receivable is recorded concerning the likelihood of returns. The estimate is based upon our historical product return experience, customer complaint rates, information received from our customers and other assumptions that we believe are reasonable under the circumstances. We review, on a quarterly basis, the actual returns for the previous quarter and evaluate the adequacy of the allowance for future returns. Although we believe the amount of the allowance for returns is appropriate, actual returns incurred could differ from our original estimate, requiring adjustments to the allowance.

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

Financial Reporting Changes

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company's first fiscal year beginning after June 15, 2005, SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings. During the first quarter of fiscal 2006, we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our net income for the three and nine months ended April 30, 2006, reflected stock-based compensation expense of $976,000 ($820,000 after tax, or $0.05 per diluted share) and $2,602,000 ($2,252,000 after tax, or $0.13 per diluted share). Our cost of medical products for the three and nine months ended April 30, 2006 included stock-based compensation of $114,000 and $321,000, respectively. Our selling, general and administrative expense for the three and nine months ended April 30, 2006 included stock-based compensation of $665,000 and $1,699,000, respectively, and research and development expense for the three and nine months ended April 30, 2006 included stock-based compensation of $197,000 and $582,000, respectively. For additional information on our adoption of SFAS No. 123(R), see Note 3, Stock-Based Compensation of the Notes to Consolidate Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three and Nine Month Periods Ended April 30, 2006 and 2005

Summary

Total product sales for the three months ended April 30, 2006 increased $123,000, or 1%, to $15,225,000 compared to $15,102,000 for the comparable period in fiscal 2005. Total product sales for the nine months ended April 30, 2006 decreased $2,943,000, or 6%, to $45,830,000 compared to $48,773,000 for the comparable period in fiscal 2005.

We recorded a net loss for the three months ended April 30, 2006 of $278,000, or $0.02 per diluted share and net income for the nine months ended April 30, 2006 of $330,000, or $0.02 per diluted share compared to net income of $1,016,000, or $0.06 per diluted share, and $4,878,000, or $0.26 per diluted share in the comparable three and nine month periods in fiscal 2005. Our net loss for the three months ended April 30, 2006 and the net income for the nine months ended April 30, 2006, reflects the impact of adopting SFAS No.123(R), which resulted in stock-based compensation expense of $976,000, ($820,000 after tax, or $0.05 per diluted share) and $2,602,000, ($2,252,000 after tax, or $0.13 per diluted share), respectively.

The following table compares the Statement of Income as reported with the pro-forma non-GAAP Statement of Income for the three months ended April 30, 2006, eliminating the impact of SFAS 123(R) on the Statement of Income. The 2005 "As Reported" amounts include stock compensation as reported under SFAS 123 prior to the implentation of SFAS 123(R). In addition, the three months ended April 30, 2005, is included for comparison purposes.

                                                            2006                         2005
                                         ------------------------------------------  -------------
                                                                        Pro-forma
                                                                         Non-GAAP
                                                        SFAS 123(R)     Excluding
                                          As Reported   Adjustments     SFAS 123(R)   As Reported
                                         -------------  ------------  -------------  -------------
Product sales                            $ 15,224,827   $         -   $ 15,224,827   $ 15,101,977
Cost of sales and other expenses:
   Cost of medical products                 4,399,791      (114,000)     4,285,791      4,155,261
   Selling, general and administrative      8,409,593      (665,000)     7,744,593      6,858,222
   Research and development                 2,869,967      (197,000)     2,672,967      2,589,657
                                         -------------  ------------  -------------  -------------
   Cost of sales and other expenses        15,679,351      (976,000)    14,703,351     13,603,140
Operating (loss) income                      (454,524)      976,000        521,476      1,498,837
   Interest income                            464,966             -        464,966        320,095
   Loss on sale of securities                (110,839)            -       (110,839)      (121,105)
                                         -------------  ------------  -------------  -------------
(Loss) income before income taxes            (100,397)      976,000        875,603      1,697,827
Provision for income taxes                    177,211       156,000        333,211        682,000
                                         -------------  ------------  -------------  -------------
Net (loss) income                            (277,608)      820,000        542,392      1,015,827
Other comprehensive (loss) income net
 of tax:
   Unrealized (loss) gain on securities       (18,000)            -        (18,000)         9,000
                                         -------------  ------------  -------------  -------------
Comprehensive (loss) income              $   (295,608)  $   820,000   $    524,392   $  1,024,827
                                         =============  ============  =============  =============
Net (loss) income per common share
   Basic                                 $      (0.02)  $      0.05   $       0.03   $       0.06
                                         =============  ============  =============  =============
   Diluted                               $      (0.02)  $      0.05   $       0.03   $       0.06
                                         =============  ============  =============  =============

The following table compares the Statement of Income as reported with the pro-forma non-GAAP Statement of Income for the nine months ended April 30, 2006, eliminating the impact of SFAS 123(R) on the Statement of Income. The 2005 "As Reported" amounts include stock compensation as reported under SFAS 123 prior to the implentation of SFAS 123(R). In addition, the nine months ended April 30, 2005 is included for comparison purposes.

                                                            2006                         2005
                                         ------------------------------------------  -------------
                                                                        Pro-forma
                                                                         Non-GAAP
                                                        SFAS 123(R)     Excluding
                                          As Reported   Adjustments     SFAS 123(R)   As Reported
                                         -------------  ------------  -------------  -------------
Product sales                            $ 45,829,609   $         -   $ 45,829,609   $ 48,772,849
Cost of sales and other expenses:
   Cost of medical products                12,532,922      (321,000)    12,211,922     12,743,018
   Selling, general and administrative     24,314,577    (1,699,000)    22,615,577     21,126,743
   Research and development                 8,577,064      (582,000)     7,995,064      7,631,492
                                         -------------  ------------  -------------  -------------
   Cost of sales and other expenses        45,424,563    (2,602,000)    42,822,563     41,501,253
Operating income                              405,046     2,602,000      3,007,046      7,271,596
   Interest income                          1,296,048             -      1,296,048        913,228
   (Loss) gain on sale of securities         (136,326)            -       (136,326)      (101,074)
                                         -------------  ------------  -------------  -------------
Income before income taxes                  1,564,768     2,602,000      4,166,768      8,083,750
Provision for income taxes                  1,235,211       350,000      1,585,211      3,205,886
                                         -------------  ------------  -------------  -------------
Net income                                    329,557     2,252,000      2,581,557      4,877,864
Other comprehensive income net of tax:
   Unrealized (loss) gain on securities       (98,000)            -        (98,000)         4,000
                                         -------------  ------------  -------------  -------------
Comprehensive income                     $    231,557   $ 2,252,000   $  2,483,557   $  4,881,864
                                         =============  ============  =============  =============
Net income per common share
   Basic                                 $       0.02   $      0.13   $       0.15   $       0.28
                                         =============  ============  =============  =============
   Diluted                               $       0.02   $      0.13   $       0.15   $       0.26
                                         =============  ============  =============  =============

The following table compares the Statement of Income as a percentage of product sales for the three and nine months ended April 30, 2006 and 2005.

                                            Three Months Ended           Nine Months Ended
                                                 April 30,                    April 30,
                                      ----------------------------  ----------------------------
                                             2006           2005           2006           2005
                                      ------------------  --------  ------------------  --------
                                         As     Proforma     As        As     Proforma     As
                                      Reported  Non-GAAP  Reported  Reported  Non-GAAP  Reported
                                      --------  --------  --------  --------  --------  --------

Product sales                           100.0%    100.0%    100.0%    100.0%    100.0%    100.0%

Operating expenses
  Cost of medical products               28.9%     28.2%     27.5%     27.3%     26.6%     26.1%
  Selling, general and administrative    55.2%     50.9%     45.4%     53.1%     49.3%     43.3%
  Research and development               18.9%     17.6%     17.1%     18.7%     17.4%     15.6%
  Total                                 103.0%     96.6%     90.1%     99.1%     93.4%     85.1%

Operating (loss) income                  (3.0%)     3.4%      9.9%      0.9%      6.6%     14.9%
Other income                              2.4%      2.4%      1.3%      2.5%      2.5%      1.7%
(Loss) income before income taxes        (0.6%)     5.8%     11.2%      3.4%      9.1%     16.6%
Income taxes provision                   (1.2%)    (2.2%)    (4.5%)    (2.7%)    (3.5%)    (6.6%)
Net (loss) income                        (1.8%)     3.6%      6.7%      0.7%      5.6%     10.0%

Note: The above table includes Proforma Non-GAAP percentages for fiscal 2006. These percentages did not include stock-based compensation under SFAS 123(R).

Revenue

Product sales for the three months ended April 30, 2006 increased 1% to $15,225,000 from $15,102,000 for the same period in 2005. The increase was due to change in product mix. Product sales for the nine months ended April 30, 2006 decreased 6% to $45,830,000 from $48,773,000 for the same period in 2005. The main factors in the revenue decrease during fiscal 2006 were higher than expected sales force turnover, increased competition, and continuing controversy concerning the role of thrombectomy and embolic protection in treating coronary STEMI (ST segment elevation myocardial infarction) patients.

As of April 30, 2006, we had a total of 1,645 domestic drive units in the field, compared to 1,461 drive units at April 30, 2005, and 1,600 units as of January 31, 2006. During the three month period ended April 30, 2006, our catheter sales decreased approximately 5% to approximately 11,100 catheters versus approximately 11,600 catheters in the same period last year. During the nine month period ended April 30, 2006, our catheter sales decreased approximately 5% to approximately 34,600 catheters versus approximately 36,600 catheters in the same period last year. The average catheter utilization rate per installed domestic drive unit was 6.6 in the third quarter of fiscal 2006 compared to 7.8 in the same prior year period, and compared to a rate of 7.0 in the second quarter of fiscal 2006. We sold 46 and 116 domestic drive units during the three and nine months ended April 30, 2006, respectively, compared to 44 and 142 domestic drive units in the same periods in the prior year.

Foreign product sales were $461,000 for the three months ended April 30, 2006 and $412,000 for the three months ended April 30, 2005. Foreign product sales were $1,392,000 for the nine months ended April 30, 2006 and $1,267,000 for the nine months ended April 30, 2005.

In May 2006 the Company introduced the SafeSeal(TM) Hemostasis Patch, a topical wound dressing that decreases the time it takes to control bleeding from the puncture made into a blood vessel to perform an endovascular procedure. The SafeSeal Patch specifically targets the more than 7 million diagnostic and therapeutic procedures performed annually in the U.S. for coronary and peripheral applications. SafeSeal, developed and manufactured by Minneapolis-based Medafor, Inc., will be marketed in the U.S. to interventional catheterization labs, physicians and staff by the Possis Medical sales team.

Cost of Medical Products

Cost of medical products increased $245,000 to $4,400,000 in the three month period ended April 30, 2006 over the same period in the previous year and decreased $210,000 to $12,533,000 for the nine month period ending April 30, 2006 over the same period in the previous year. The changes were primarily due to the reduction in AngioJet System product unit sales offset by higher production overhead on lower units produced, combined with an increase in overhead costs. The adoption of SFAS No. 123(R) increased the cost of medical products by $114,000 during the three months ended April 30, 2006, and $321,000 during the nine months ended April 30, 2006. Gross profit decreased by $122,000 to $10,825,000, or 71.1% of product sales, for the three months ended April 30, 2006, from $10,947,000 or 72.5% of product sales in the same period last year. Gross profit decreased by $2,733,000 to $33,297,000, or 72.7% of product sales, for the nine months ended April 30, 2006, from $36,030,000 or 73.9% of product sales in the same period last year. The decrease in the gross profit during the nine months was primarily due to lower revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,551,000 to $8,410,000 for the three months ended April 30, 2006, compared to the same period in the previous year. Of this increase, $665,000 was stock-based compensation expense resulting primarily from the implementation of SFAS No. 123(R). Marketing clinical studies, sales related expenses, and incentives also contributed to the increase. Selling, general and administrative expense increased $3,188,000 to $24,315,000 for the nine months ended April 30, 2006, compared to the same period in the previous year; $1,699,000 of which was attributable to the implementation of SFAS 123(R). Other factors contributing to the expense increase were marketing clinical studies, sales meetings and conventions and incentives.

Research and Development Expense

Research and development expense increased $280,000 to $2,870,000, in the three months ended April 30, 2006, when compared to the same period in the prior year. Research and development expense increased $946,000 to $8,577,000, in the nine months ended April 30, 2006, when compared to the same period in the prior year. The increase in both periods was partially due to the impact of adopting SFAS No. 123(R) which resulted in increased stock-based compensation of $197,000 and $582,000 in the three and nine month periods respectively. Various research and development projects contributed to the increase, including the Guard Dog temporary occlusion guidewires, the Ultra drive unit, an associated project to combine the pump and catheter and other catheter development projects.

Interest Income

Interest income increased $145,000 in the three months ended April 30, 2006 to $465,000 and increased $383,000 in the nine months ended April 30, 2006 to $1,296,000. The increased interest income is attributable to a combination of higher interest rates and a larger available investment base. Excess cash is invested in a professionally managed portfolio of marketable securities. We expect interest income to increase in the fourth quarter of fiscal 2006 as compared to fiscal 2005 due to positive operating cash flows and current interest rates.

Loss On Sale of Securities

Loss on sales of securities was $111,000 for the three months and $136,000 for the nine months ended April 30, 2006. Loss on sales of securities was $121,000 for the three months and $101,000 for the nine months ended April 30, 2005. The losses were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

Our effective tax rate in the three and nine month periods ending April 30, 2006, was 177 percent and 79 percent, respectively. On a non-GAAP basis (excluding the impact of SFAS 123 (R)) the effective tax rate was 38 percent in the three and nine month periods ending April 30, 2006. The increase in the GAAP effective tax rate in the current year is attributable to how Incentive Stock Options (or ISO's) are treated under SFAS 123 (R). There is no tax benefit recognized for ISO expense under SFAS 123(R) until there is an exercise and associated disqualifying disposition resulting in an actual tax benefit for the Company. Non-Qualified stock options are fully tax effected under SFAS 123 (R) as the value is expensed over the vesting period. Approximately 70 percent of our outstanding options at this time are ISO's so the impact is significant. This new ISO tax treatment under 123 (R) reduced earnings by $0.01 per share in the current quarter.

We became profitable in the third quarter of fiscal 2001. We increased our deferred tax asset by an additional $466,000 in fiscal 2005 and $2,578,000 in fiscal 2004. These increases were related to tax benefits from disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. Management believes the remaining valuation allowance of $690,000 is necessary as it is more likely than not that $690,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled approximately $45,751,000 at April 30, 2006 versus $44,427,000 at July 31, 2005.

During the nine month period ended April 30, 2006, we generated $4,866,000 of cash from operating activities, which resulted primarily from $330,000 of net income and adjustments to net income. Adjustments in net income included depreciation of $1,893,000, stock-based compensation expense of $2,685,000 and a decrease in deferred tax assets of $986,000. Net cash from operations were partially offset by cash used to fund an increase in accounts receivable of $163,000, an increase in inventories of $216,000, an increase in prepaid expenses and other assets of $277,000 combined with a decrease in accounts payable and accrued liabilities of $549,000. We depreciate company-owned drive units at customer locations, as well as property and equipment. The stock-based compensation expense is primarily attributable to the implementation of SFAS 123(R), the expensing of stock-based compensation. The decrease in the deferred tax asset was due to the utilization of the net operating loss carry-forwards to offset current taxes payable. Inventory increases were due to new catheter model market releases during the first quarter of fiscal 2006. The increases in prepaid expenses and other assets were attributable to the timing of insurance premium payments. The decreases in accounts payable and accrued liabilities were due to the timing of payments. This decrease included the payment of fiscal 2005 corporate incentives in September 2005 (fiscal 2006 first quarter).

Cash used in investing activities was $3,485,000 including the net purchase of marketable securities of $2,203,000 and the purchase of $1,282,000 of property and equipment.

Net cash used in financing activities was $1,924,000, which resulted from the repurchase of 249,600 shares of our stock in open market transactions for $2,613,000; partially offset by the cash received in connection with the exercise of stock options of $702,000.

We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of its current AngioJet business and the repurchase of its common stock as authorized by the Board of Directors.

Off-Balance Sheet Obligations

The Company does not have any material off-balance-sheet arrangements.

Outlook

We expect overall revenue, primarily in the United States, will be in the range of $62 million to $63 million in fiscal 2006. Including the impact of stock-based compensation expense, we anticipate net income per diluted share of $0.02 to $0.05 for fiscal 2006. The impact of expensing stock-based compensation per SFAS 123(R) is anticipated to be approximately $0.18 per diluted share for fiscal year 2006.

We anticipate fourth quarter revenue of $16 to $17 million and GAAP net income, which includes SFAS 123(R) stock-based compensation, of between breakeven and $0.03 per diluted share.

For the 2007 fiscal year, the Company has preliminarily indicated that it anticipates sales in the range of $70-$76 million, with gross margins in the low to mid-seventies, as a percent of sales. Preliminary estimates for diluted earnings per share in fiscal 2007 are in the range of $0.17 and $0.31 per share. The earnings per share guidance for fiscal 2007 includes the impact of implementing SFAS No. 123(R). The impact of expensing stock-based compensation per SFAS 123(R) is anticipated to be approximately $0.17 per diluted share for fiscal year 2007.

Forward-Looking Statements

Certain statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, and particularly the statements made in the section captioned "Outlook," are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, financial projections such as anticipated gross margins, overall revenue, expected expense levels, anticipated revenue increases and investment levels.

Forward-looking statements in this 10-Q are based on the Company's current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that could affect the realization of forward-looking statements include:
     o    changes in clinical and market acceptance of our products;
     o changes in the health care industry generally, such as restrictions imposed on sales time at interventional labs; consolidation of industry participants, cost containment and trends toward managed care;
     o    changes in supplier requirements by group purchasing organizations;
     o unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes;
     o    changes in governmental laws and regulations;
     o    changes in reimbursement;
     o the development of new competitive products such as inexpensive aspiration devices, combined aspiration/occlusion products and compounds that may make our products obsolete;
     o    sudden restrictions in supply of key materials;
     o the effectiveness of our sales and marketing efforts in re-establishing coronary product usage,
     o    our ability to effectively manage new product development timelines,
     o our ability to effectively manage marketing and investigational device exempt clinical trials
     o our ability to generate suitable clinical registry data to support growing use of the AngioJet in coronary applications,
     o our ability to obtain additional regulatory approvals on a timely basis;
     o    our ability to obtain regulatory clearance in new foreign markets; and
     o our ability to retain and motivate skilled employees, especially for sales positions.

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

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the first nine months of fiscal 2006. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of April 30, 2006.

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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended April 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2006, no shares of the Company's common stock were repurchased pursuant to the repurchase program that we publicly announced on February 23, 2005. This program allows us to repurchase shares having a value of up to $15,000,000 in open-market transactions through December 2006. As of April 30, 2006 the Company is still authorized to repurchase $10,547,000 of its common stock.

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


                                     POSSIS MEDICAL, INC.



DATE: June 9, 2006                   By: /s/ Robert G. Dutcher
                                         ---------------------------------------
                                         ROBERT G. DUTCHER
                                         Chairman, President and Chief Executive
                                         Officer



DATE: June 9, 2006                   By: /s/ Jules L. Fisher
                                         ---------------------------------------
                                         JULES L. FISHER
                                         Vice President of Finance and Chief
                                         Financial Officer

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