Form 10-K
period 2006-07-31
POSSIS MEDICAL INC
filed 2006-10-16
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2006

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
        Registrant's telephone number, including area code: 763-780-4555

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
         Title of Class               Name of each exchange on which registered
         --------------               -----------------------------------------
  Common Stock, $.40 per value                   NASDAQ Global Market
 Preferred Stock Purchase Rights                 NASDAQ Global Market


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES              NO     X
     ---------       --------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES              NO     X
     ---------       --------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES      X       NO
     ---------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10K. X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer      Accelerated filer  X     Non-Accelerated filer
                       -----                  -----                        -----

Indicate by check mart whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.
YES              NO     X
     ---------       --------

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2006: $164,555,000.

The number of shares outstanding of the registrant's common stock as of October 5, 2006: 17,210,215.

Certain responses in Part III are incorporated herein by reference from information contained in the Company's definitive Proxy Statement for its 2006 annual meeting to be filed on or before November 3, 2006 ("The Proxy Statement").

                                     PART I
Item 1.  Business:

General

Possis Medical, Inc. is a developer, manufacturer and marketer of medical devices, operating in one business segment. The company was incorporated in 1956 and has operated several businesses over the last 50 years. In 1990, we decided to focus on medical products and changed our name to Possis Medical, Inc. in 1993. Currently virtually all of our revenue is derived from sale of the Angiojet(R) Rheolytic(TM) Thrombectomy System, a proprietary catheter based system designed to remove blood clots with minimal vascular trauma.

Development of Business

We continued during fiscal 2006 to introduce new products designed to expand the use and efficacy of our Angiojet System. In late fiscal 2005, we received FDA clearance to begin marketing the new Spiroflex(TM) family of rapid exchange catheters. The Spiroflex four French catheter provides a highly flexible and kink-resistant catheter optimized for delivery to smaller vessels and complex anatomy (i.e., tight lesions, tortuous vessels, etc.). The slightly larger Spiroflex VG provides the same high performance design, but with increased thrombectomy power for slightly larger vessels and tougher thrombus. Both of these catheters are approved to break apart and remove thrombus from leg arteries greater than or equal to 3 mm in diameter. These devices have also been submitted to the FDA for approval to be marketed for coronary use and we expect approval in fiscal 2007. Once approved, these products will replace our XMI-RX and XMI-RX+ catheters. Finally, our new AgioJet Ultra System remains under review with the FDA. In July 2005, the Company filed a PMA supplement with the FDA for the new console and thrombectomy sets. We anticipate FDA approval to market the Ultra system in fiscal 2007. The Ultra Console, when combined with the new disposable thrombectomy sets that integrated the current separate catheters and pumps, is designed to provide plug-and-go convenience for hospital staff. To further expand the range of products we offer, we began selling the SafeSeal(TM) Hemostasis Patch to control bleeding from the puncture made to perform an endovascular procedure in May 2006.

In fiscal 2006, we have obtained several contract renewals within our group purchasing organization affiliations. These group-buying contracts are increasingly prevalent in the healthcare industry and we have made substantial progress in forging relationship with the major medical product purchasing groups.

Products

Over 99 percent of our sales are derived from sale of a single product line: the Angiojet(R) Rheolytic(TM) Thrombectomy System. The AngioJet System is a non-surgical, minimally invasive catheter system designed to rapidly remove blood clots with minimal vascular trauma.

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

The AngioJet System consists of three major components: a reusable drive unit to power a pump and monitor device performance, a disposable single-use pump set that delivers pressurized saline to the catheter, and a family of disposable, single-use catheters. To operate the AngioJet System, a physician first threads a catheter over a guidewire down a patient's blood vessel to the site of the blood clot. The AngioJet System's drive unit is then activated, causing a disposable pump to pressurize sterile saline to approximately 10,000 pounds per square inch (psi) at the source and send it through the catheter to the tip. Saline jets enclosed within the catheter spray from the catheter tip back up the catheter at several hundred miles per hour. The operation of high-speed jets, contained inside the catheter, creates a localized low-pressure zone around the catheter's tip. The difference between the low pressure at the tip and the normal blood pressure in the vessel draws the blood clot into the catheter through openings near the tip. The jets then macerate or pulverize the blood clot into microscopic fragments, which are ultimately propelled down the catheter, out of the patient's body and into a disposable collection bag located on the drive unit. The saline jets are enclosed within the catheter and not used directly on the vessel surface to remove material.

Currently, we market the XMI(R) (Over the Wire version - OTW), XMI-RX (Rapid Exchange version), XMI RX +, Spiroflex, XVG(R), Spiroflex VG(R), Xpeedior(R), DVX(TM) and AVX(R) lines of catheters. Each of these catheters feature our patented Cross-Stream(R) Technology. This technology intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient outcomes.

In May 2006, The Company announced the introduction of the SafeSeal(TM) Hemostasis Patch. The SafeSeal patch is a topical wound dressing that decreases the time it takes to control bleeding from the puncture made into a blood vessel to perform an endovascular procedure. Designed to assist manual pressure and complement invasive vessel closure techniques, the SafeSeal Patch specifically targets the more than 7 million diagnostic and therapeutic procedures performed annually in the U.S. for coronary and peripheral applications. The SafeSeal Patch enters a U.S. market that the Company estimates to be $45 million in 2006 and growing to $100 million by 2009. The SafeSeal Patch will be marketed in the U.S. to interventional catheterization labs, physicians and staff by the Possis Medical sales team pursuant to a multi-year distribution agreement with Medafor.

In July 2006, the Company and Angiometrix, Inc. mutually agreed to dissolve the exclusive agreement to distribute the Metricath(TM) arterial measurement system.

Markets and Applications

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

The AngioJet System currently has FDA clearance for marketing in three clinical applications: (1) for removal of blood clots in access grafts and native fistulas used by patients in kidney dialysis (received in December 1996), (2) for removal of clots in native coronary arteries and coronary bypass grafts (received in March 1999) and (3) for removal of blood clots in leg arteries (received in April 2000).

The following table shows the vascular territories and indications for which the AngioJet System is currently marketed or the Company is seeking an indication or researching. In addition, the table indicates the estimated annual incidence rate in the U.S. and also the Company's estimated Realizable Market Opportunity for the AngioJet System and adjunctive devices offered by the Company.

--------------------------------------------------------------------------------------------------------------------------
 Vascular Territory             Clinical Indication              Estimated         Realizable U.S. Market Opportunity
                                                                Annual U.S.
                                                                 Incidence
                                                                (Patients)
---------------------- -------------------------------------- ---------------- --------------------- ---------------------
                                                                                                       (in millions of
                                                                                   (Procedures)           dollars)*
---------------------- -------------------------------------- ---------------- --------------------- ---------------------
Coronary(1)            Coronary Thrombosis (Native Arteries         2,700,000                 87,000           $140 - 155
                       and Bypass Grafts
---------------------- -------------------------------------- ---------------- ---------------------- --------------------
Legs(2)                Peripheral Arterial Thrombosis**             2,160,000                 76,000           $150 - 165
---------------------- -------------------------------------- ---------------- ---------------------- --------------------
A-V Access(3)          Hemodialysis Graft Thrombosis                  330,000                295,000           $185 - 200
---------------------- -------------------------------------- ---------------- ---------------------- --------------------
Venous (4)             Deep Vein Thrombosis(DVT)**                    650,000                 79,000                  ***
---------------------- -------------------------------------- ---------------- ---------------------- --------------------
Lungs (4)              Pulmonary Embolism (PE)                        220,000                 40,000                  ***
---------------------- -------------------------------------- ---------------- ---------------------- --------------------
Cerebral (4)           Ischemic Stroke                                640,000            Exploratory                  ***
---------------------- -------------------------------------- ---------------- ---------------------- --------------------
TOTAL                                                               6,700,000                577,000           $475 - 520
--------------------------------------------------------------------------------------------------------------------------

(1)  Marketed under March 1999 FDA approval.
(2)  Marketed under April 2000 FDA approval.
(3)  Marketed under December 1996 FDA approval.
(4) In Research and Development Phase; realizable market estimates are as follows: DVT $140 - $200 million; PE $40 - $100 million; Ischemic stroke is exploratory and market size is to be determined

* Realizable Market Opportunity dollar estimates are for products and clinical indications projected to be commercially available in fiscal year 2006.
** Estimates include opportunity for thrombectomy and $70 to $85 million for adjunctive temporary occlusion/protection devices (70,000 to 80,000 procedures).
*** To be determined

--------------------------------------------------------------------------------------------------------------------------

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

Clinical tests

During 1996 through 1998, we sponsored a randomized clinical trial, VeGAS 2, which compared the AngioJet System with the approved thrombolytic drug, Urokinase(R), in the treatment of intracoronary thrombus. The AngioJet System proved to be medically safe and effective and cost-effective compared to Urokinase. The results were compelling enough that the FDA granted regulatory clearance without convening a Panel reviewed by outside experts. Treatment in the trial with AngioJet cost an average of $5,000 less per patient than did treatment with Urokinase. These results have been presented by physician investigators at major medical meetings and have been published in the October 2001 issue of the American Heart Journal, a peer reviewed publication.

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

From 2001 through 2004, we sponsored an on-label marketing study of AngioJet System in treating acute myocardial infarction (heart attack) patients: the AiMI study. The purpose of the study was to determine whether heart attack patients benefited by having smaller final infarcts by adding AngioJet to their interventional treatment. 480 patients were enrolled at 32 centers. Patients, who were not required to have visible thrombus (clotting) were randomly assigned to AngioJet treatment followed by balloon and stenting, or to balloon and stenting alone. Final infarct size was measured 2-4 weeks after treatment via nuclear scan. The initial results were announced in August 2004, and a complete presentation of results was made at the TCT conference in September 2004. The clinical presentation made at TCT is available on www.possis.com. The AiMI study failed to show that adding AngioJet to the treatment of heart attack patients undergoing balloon and stenting decreased final infarct size.

We are currently sponsoring the JETSTENT study of AngioJet treatment in heart attack patients with visible thrombus. This European based multi-centered randomized trial is led by principal investigator Dr. David Antoniucci of the Careggi Institute in Florence, Italy, with Dr. Antonio Colombo of San Raffaele Hospital, Milan, serving as co-principal investigator. Enrollment began in December 2005 and is targeted for 500 patients total. Our sponsorship of this trial is, in part, designed to reconfirm the efficacy of the AngioJet System in coronary applications where there is visible thrombus.

Research and Development

Our product development efforts are focused on product enhancements for existing approved indications, new products for existing indications, new products for new clinical indications and general upgrades to the AngioJet System. We are also working on developing new endovascular products that are beyond the AngioJet family, of which the GuardDOG distal occlusion guidewire is the furthest along example. Research and development expenses are generally incurred for product prototyping and design, development and qualification, development and validation of manufacturing processes, conduct of investigational clinical trials, and seeking and obtaining governmental approvals. In fiscal 2007, our research and development expenses are expected to be slightly less than that seen in fiscal 2006 levels. We will continue to expand the current realizable market for the AngioJet System and expand into new areas, such as distal embolic protection.


As of August 31, 2006, we employed approximately 27 full-time employees in research and development, including 23 in new product concept screening, prototype building, product and process development and validation, and three in regulatory and clinical affairs. Technical staff from other engineering departments, such as manufacturing, quality and process engineering also support R&D efforts. We perform substantially all of our research and development activities at our headquarters in Minnesota. We spent $10,907,000, $10,502,000, and $9,033,000, in fiscal 2006, 2005 and 2004, respectively, on medical product research and development.

Manufacturing

We assemble and test our entire AngioJet product line in-house and have vertically integrated a number of processes in an effort to provide increased quality and reliability. Many of the processes are proprietary. Most of our raw materials and components and select subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources; however, some of the raw material items are available only from single-source suppliers.

Starting in fiscal 2007, several of our products, including our new AngioJet Ultra System, will be manufactured by outside contractors. Although we believe we have selected reliable manufacturers, we will generally have less control over the quality of the manufacturing process for these products and could be subject to increased rates of return, to other quality problems, or to delivery delays if our contract manufacturers do not perform.

Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including the FDA Quality System Regulations (QSR), compliance inspections by the FDA and a Notified Body, a private sector audit and test house designated by European Union competent authorities (Ministries of Health) to determine whether a product may display the CE mark, which is necessary for marketing in the European Union. We have undergone and have consistently passed all inspections by the FDA and/or our Notified Body each year.

Marketing and Sales

We market our AngioJet System primarily to interventional cardiologists, interventional radiologists and vascular surgeons and secondarily to physician specialty groups, such as nephrologists and osteopaths. Revenue from AngioJet System sales in the United States was approximately 96%, 97% and 98% of fiscal 2006, 2005 and 2004 revenue, respectively.

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

Patents, Patent Applications, Licenses and Proprietary Rights

Our success depends, and will continue to depend, in part on our ability to maintain patent protection for products and processes, to preserve trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications for technology that we consider important to the development of its business. The patents we hold and apply for describe method and apparatus claims related to thrombectomy and atherectomy devices, distal occlusion devices, and method and apparatus claims related to the design and use of synthetic vascular grafts. We no longer consider the graft patents as material to our business going forward. We hold 27 United States patents and seven foreign patents relating to the AngioJet System filed since 1990. In addition, we have 34 United States and 25 foreign patent applications pending relating to the AngioJet System. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.

We require all employees to execute non-disclosure agreements upon commencement of their employment. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's employment with us is to be kept confidential and not disclosed to third parties.

Competition

We believe that the AngioJet System will face increasing competition from a variety of treatments for the reduction and removal of blood clots, including thrombolytic drug therapies, particulate capture systems, such as occlusion balloons, filters and combined systems, direct stenting, surgical intervention, balloon embolectomy, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that may currently be under development by other companies. The medical products market is characterized by rapidly evolving technology and increased competition. Our future success will depend on our ability to keep pace with advancing technology and competitive innovations. Many of our potential competitors have significantly greater research and development capabilities, more experience in obtaining regulatory approvals, established marketing and greater financial and managerial resources. Many potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may employ an entirely different approach or means of accomplishing the desired therapeutic effect than the products we develop.

Currently, the three primary methods of removing intravascular blood clots are surgery, dissolution with drugs (thrombolysis) and various catheter-based mechanical methods. We believe our AngioJet System competes effectively with thrombolytic drug treatment on the basis of cost, speed, effectiveness and side effects. Although certain drugs may be considered by some physicians to be easier to administer than the AngioJet system, thrombolytic drug treatment involves the administration of a drug designed to soften or dissolve the blood clot in an intensive care setting. Thrombolytic drugs may require prolonged infusion to be effective and may require significant time to take effect, which is costly in an intensive or critical care setting, and then may only partially remove the clot. In addition, thrombolytic drugs may cause uncontrolled, life-threatening bleeding. Other classes of drugs, specifically platelet glycoprotein llb/llla inhibitors, prevent blood clots from forming during coronary interventional procedures but have no proven benefit against clots already formed.

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

For native coronary arteries, coronary bypass grafts, and peripheral arteries, there are several catheter-based mechanical devices marketed in the U.S., including low-pressure manual aspiration/suction catheters, laser catheters, and passive debris capture devices such as embolic protection guidewires. The manual aspiration/suction catheters seek to show a price advantage relative to the AngioJet System because they do not require a drive unit in order to evacuate clot. The Company's research and clinical experience shows that these devices are not as effective in removing clot, particularly in acute settings with large thrombus burdens. Debris capture devices, such as embolic protection guidewires, often have associated manual aspiration devices sold with the guidewires; to the extent that these devices can show a reduction in MACE (major adverse cardiac events) rates with their use, this can result in lost sales for the AngioJet System, which is currently an active thrombectomy system. The coronary and peripheral markets are very sensitive to clinical data and device safety and effectiveness, and they are less price sensitive.

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

Our manufacturing and quality systems are also subject to FDA regulations requiring compliance with the FDA's current Quality System Regulations ("QSR"). The FDA conducts periodic on-site inspections of manufacturing facilities. We have successfully undergone several such inspections in the past. We are obliged to address any deficiency noted during such inspections. If the FDA detects violations of applicable regulations, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on regulatory interpretations.

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

Employees

As of August 31, 2006, we had 269 full-time employees, six part-time employees and 13 contract employees. Of these full-time employees, 27 are in research and development, 90 are in manufacturing and production, 17 are in quality assurance, seven are in facilities/maintenance, 99 are in sales and marketing and 29 are in management or administrative positions. None of our employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

Item 1A:  Risk Factors

Our operations are subject to a number of risks and uncertainties that may effect our financial results, our accounting, and the accuracy of the forward making statements we make in this Form 10-K. We make statements regarding the timing of product introductions and regulatory approval or permission to market our products; the size of the potential markets for our products; our ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; our ability to obtain regulatory clearance in new foreign markets; the responses of customer to our marketing strategies; our ability to retain and motivate skilled employees especially sales positions; our ability to expand our sales force; the valuation of the Company's deferred tax asset allowance; our future revenue, earnings, earnings per share and expense levels; our future equity financing needs; and our ability to develop new products and enhance existing ones. These forward-looking statements are based on our current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

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

o Although we attempt to establish the clinical value of our products with clinical studies, adverse results from those studies have had, and could have in the future, a significantly adverse impact on our business. In order to support regulatory filings related to new applications for our products, and to encourage greater use of our products in existing applications, we periodically sponsor clinical studies. The studies are normally designed to be independent and not influenced by the sponsor. If the data from an independent study indicates or implies that our products are ineffective, or less effective than anticipated, our business would likely be negatively affected. For example, we sponsored a three year study on the use of our AngioJet System in treating cardiac infarct where visible thrombosis was not required that ended in the summer of 2004. When the study did not indicate that the AngioJet had a positive impact on final infarct size, the marketplace began questioning the value of our system generally, particularly in heart treatment. The negative publicity from these results significantly impacted our results for the 2005 and 2006 fiscal years. If future studies generated similar results, our operations would be further negatively impacted.

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

o Our manufacturing would be interrupted if we were unable to use our manufacturing facility. We manufacture all of our AngioJet System products at our manufacturing facility in Minneapolis, Minnesota. If this facility was to be destroyed, shut down or unable to be used for its intended purpose, or if the specialized manufacturing equipment we maintain at the office is damaged, we would not be able to manufacture the AngioJet System products until a replacement facility and equipment was found, and the replacement facility and process revalidated. The replacement of the manufacturing facility and equipment and the revalidation of the facilities could take several months before manufacturing operations could restart. The delay engendered by, and the potential cost incurred in, these steps would have a material adverse effect on our business, financial condition and results of operations.

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

o The protections we have adopted may cause takeover offers to be decided by the Board rather than our shareholders. Of the 100 million shares of capital stock authorized by our amended and restated articles of incorporation, 81 million shares are undesignated. Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action. In addition, we have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 15% or more of our outstanding common stock (subject to certain exceptions). We also are subject to provisions of the Minnesota Business Corporation Act that limit the voting rights of shares acquired in specified types of acquisitions and that restrict specified types of business combinations. The existence or issuance of "blank check" stock, the existence of our shareholder rights plan and the effect of anti-takeover provisions under Minnesota law, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control. They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

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

Item 3.  Legal Proceedings:

We were served with a shareholder lawsuit that was filed with the Minnesota Federal District Court on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws. The Complaint seeks class action status and unspecified damages. We believe that the allegations of the lawsuit are without merit and are contesting the lawsuit vigorously. We do not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders:

None

Executive Officers of the Registrant:

     Name              Age           Position
--------------------------------------------------------------------------------

Robert G. Dutcher      61    Chairman, President and Chief Executive Officer

Jules L. Fisher        52    Vice President, Finance and Chief Financial Officer

Irving R. Colacci      53    Vice President, Legal Affairs and Human Resources
                             General Counsel and Secretary; Chief Governance
                             Officer

James D. Gustafson     50    Senior Vice President, Research, Development,
                             Engineering, Clinical Evaluation, and Chief Quality
                             Officer

Shawn F. McCarrey      48    Executive Vice President, Worldwide Sales and
                             Marketing

Robert J. Scott        61    Vice President, Manufacturing and Information
                             Technology; Chief Security Officer

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

Irving R. Colacci joined us in 1988 as Secretary and Corporate Counsel. Since
     1993, he has served as General Counsel and Vice President, Legal Affairs and Human Resources; in August 2005 he was designated as Chief Governance Officer.

James D. Gustafson has served as a Vice President since January 1, 1994, and has been responsible for our Quality Assurance and Regulatory/Clinical Affairs since June 1993. In August 2001, Mr. Gustafson assumed responsibility research, development, and engineering functions, and in August 2005 assumed responsibility for all clinical evaluation activities, and was designated Chief Quality Officer.

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

Robert J. Scott joined our medical subsidiary in 1985 and has served as Vice
     President of Manufacturing since 1993 and Information Technology since July 30, 2001; in August 2005 he was designated as Chief Security Officer.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

We had 1,253 common shareholders of record on September 21, 2006. Our common stock is traded on the Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2006 and 2005 are presented below:

                         2006                               2005
            --------------------------------    -----------------------------
                High               Low             High              Low
QUARTER:
First          $13.39              $9.90          $30.76             $ 9.78
Second          12.97               9.40           13.98              10.50
Third           10.26               8.90           12.20               8.02
Fourth           9.85               7.77           11.70               8.28

We have not paid cash dividends on our common stock since 1983. We do not currently anticipate paying cash dividends in the foreseeable future.

Share Repurchase Program

On February 16, 2005 our Board of Directors authorized the repurchase of an additional $15,000,000 of common stock from time to time in open market transactions. The February 2005 authorization will expire in December 2006. We repurchased 312,491 shares during the year ended July 31, 2006. We believe that the share repurchase program is an effective tool to reduce the dilution associated with our stock based incentive compensation plans.

During the three months ended July 31, 2006, we repurchased an aggregate of 62,891 shares of our common stock pursuant to the repurchase program. The following table details those purchases on a monthly basis:

                    Company Repurchases of Equity Securities
-------------------- ------------------- ------------------ ----------------------- -------------------------
                                                                                     (d) Maximum Number (or
                                                             (c) Total Number of       Approximate Dollar
                                                             Shares Purchased as     Value) of Shares that
                      (a) Total number      (b) Average        Part of Publicly       May Yet Be Purchased
                         of Shares        Price Paid per      Announced Plans or       Under the Plans or
                         Purchased             Share               Programs                 Programs
-------------------- ------------------- ------------------ ----------------------- -------------------------
May 1, 2006 to               --                 --                    --                       --
May 31, 2006
-------------------- ------------------- ------------------ ----------------------- -------------------------
June 1, 2006 to
June 30, 2006                --                 --                    --                       --
-------------------- ------------------- ------------------ ----------------------- -------------------------
July 1, 2006 to
July 31, 2006              62,891              $8.74                62,891                 $9,997,000
-------------------- ------------------- ------------------ ----------------------- -------------------------

Item 6. Selected Financial Data:

                             SELECTED FINANCIAL DATA
                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                              YEARS ENDED JULY 31,
In Thousands Except per Share Data         2006       2005       2004       2003       2002
                                      ------------------------------------------------------
INCOME STATEMENT DATA:
     Product sales                      $61,879    $65,053    $72,420    $57,428    $42,471
     Gross profit margin                     72%        74%        76%        75%        70%
Net income:
Before income taxes                       2,532     10,119     18,763     12,013      6,256
Income tax (provision) benefit           (1,723)    (3,964)    (7,034)     4,555     11,526
After income taxes                          809      6,155     11,729     16,568     17,782
Net income per common share - diluted:
Before income taxes                        0.14       0.55        .96       0.64       0.34
Income tax (provision) benefit            (0.09)     (0.21)     (0.36)      0.24       0.62
After income taxes                         0.05       0.34       0.60       0.88        .96
Weighted average shares outstanding:
     Basic                               17,224     17,616     17,936     17,502     17,079
     Diluted                             17,825     18,311     19,566     18,889     18,602
BALANCE SHEET DATA:
Cash and Marketable Securities          $48,116    $44,427    $48,171    $31,944    $18,557
Working capital                          57,158     53,544     57,399     38,881     25,038
Total assets                             81,952     78,151     86,021     67,765     44,689
Shareholders' equity                     72,904     70,588     77,617     61,034     39,754
CASH FLOW DATA:
Operating cash flow                      $8,470    $11,919    $17,375    $12,995     $6,966

On August 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123R), which resulted in $3,462,000 of pre-tax expense, or ($2,962,000 after tax, or $0.17 per diluted share). See Note 4 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation:

General

We develop, manufacture, and market medical devices for mechanical thrombectomy in native coronary arteries and coronary bypass grafts, leg arteries and in kidney dialysis access grafts and native fistulas. Our primary product, the AngioJet Rheolytic Thrombectomy System (AngioJet System) uses miniaturized waterjet technology, which enables interventional cardiologists, interventional radiologists, vascular surgeons, and other specialists to remove blood clots throughout the body.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets primarily from federal and state net operating loss carryovers and from research and development tax credit carryovers and to the extent the utilization of those loss carryovers and credits is doubtful, we record an allowance against the deferred tax assets. Generally, during periods of sustained profitability no allowance is recorded unless there is a specific credit that cannot be applied before it expires, or a loss in a jurisdiction that cannot be applied in other jurisdictions. We became profitable starting in fiscal 2001 and have remained profitable since. In fiscal 2006, we increased the valuation allowance against our deferred tax asset to $1,413,000 because of research and development tax credits that may exceed the limits imposed by Federal and State tax jurisdictions on use of credits and that may therefore not be realizable in future years.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company's first fiscal year beginning after June 15, 2005, SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings. On August 1, 2006 we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our net income for fiscal 2006, reflected stock-based compensation expense of $3,462,000 ($2,962,000 after tax, or $0.17 per diluted share). Below is a table showing the effects on SFAS 123(R) on our fiscal 2006 Statement of Income and comparing it to fiscal 2005 and 2004 Statements of Income.

The following table compares our Statement of Income and Comprehensive Income as reported in accordance with GAAP with a pro-forma, non-GAAP Statement of Income and Comprehensive Income for fiscal 2006 that eliminates the effect of SFAS 123(R) on the Statement of Income and Comprehensive Income. "As Reported" amounts include stock compensation as reported under SFAS 123 prior to revision. In addition, fiscal 2005 and fiscal 2004 is included for comparison purposes.

                                                        2006                       2005         2004
                                        -------------------------------------- ------------ ------------
                                                                   Pro-forma
                                                                    Non-GAAP
                                                         SFAS      Excluding
                                                        123(R)        SFAS
                                        As Reported  Adjustments     123(R)    As Reported  As Reported
                                        ------------ ------------ ------------ ------------ ------------
Product sales                           $61,879,378  $         -  $61,879,378  $65,053,329  $72,420,168
Cost of sales and other expenses:
 Cost of medical products                17,114,312     (418,000)  16,696,312   16,966,874   17,320,094
 Selling, general and administrative     32,990,441   (2,279,000)  30,711,441   28,625,132   27,983,585
 Research and development                10,907,289     (765,000)  10,142,289   10,501,719    9,033,207
                                        ------------ ------------ ------------ ------------ ------------
 Cost of sales and other expenses        61,012,042   (3,462,000)  57,550,042   56,093,725   54,336,886
Operating income                            867,336    3,462,000    4,329,336    8,959,604   18,083,282
 Interest income                          1,812,900            -    1,812,900    1,274,149      731,809
 Loss on sale of securities                (148,476)           -     (148,476)    (114,401)     (52,580)
                                        ------------ ------------ ------------ ------------ ------------
Income before income taxes                2,531,760    3,462,000    5,993,760   10,119,352   18,762,511
Provision for income taxes                1,723,159      500,000    2,223,159    3,963,934    7,033,790
                                        ------------ ------------ ------------ ------------ ------------
Net income                                  808,601    2,962,000    3,770,601    6,155,418   11,728,721
Other comprehensive income net of tax:
 Unrealized loss on securities              (89,000)           -      (89,000)    (104,000)     (36,000)
                                        ------------ ------------ ------------ ------------ ------------
Comprehensive income                        719,601    2,962,000    3,681,601    6,051,418   11,692,721
                                        ============ ============ ============ ============ ============
Net income per common share
 Basic                                  $      0.05  $      0.17  $      0.22  $      0.35  $      0.65
 Diluted                                $      0.05  $      0.17  $      0.21  $      0.34  $      0.60
                                        ============ ============ ============ ============ ============
Net income per diluted common share columns for fiscal 2006 may not total due to rounding.

Non-GAAP (General Accepted Accounting Principles) Disclosures

In our Selected Financial Data, Management's Discussion and Analysis, and Notes to Consolidated Financial Statements, we make reference to non-GAAP (general accepted accounting principles) financial measures:

- Income per common share before income taxes - We believe that this non-GAAP financial measure is useful to investors because of the complexity of the application of accounting for tax assets and credits and the effect on our net income of the allowance against the deferred tax allowance and the recovery of that allowance. Income per share before taxes, presented in conjunction with the GAAP income per share, allows investors to consider operating performance independent of these complexities. It is especially useful for fiscal 2003 and 2002, when we had an unusual tax benefit due to the reduction of the tax valuation allowance.

-SFAS 123(R) - Various line items in our income statement, including net income before taxes, net income after tax, net income per share, cost of medical products, operating expenses (including selling, general and administrative, and research and development), and provision for income taxes, without adjustment for compensation charges resulting from SFAS 123(R) . These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. Possis believes that the presentation of non-GAAP net income, non-GAAP net income per share data, and other non-GAAP line items from the Consolidated Statements of Income and Comprehensive Income, when shown in conjunction with the corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. Possis further believes that where the adjustments used in calculating non-GAAP net income and non-GAAP net income per share are based on specific identified charges that impact different line items in the statements of income (including cost of medical products, selling, general and administrative and research and development expense), that it is useful to investors to know how these specific line items in the statements of income are affected by these adjustments. In particular, as Possis begins to apply SFAS 123(R), it believes that it is useful to investors to understand how the expenses associated with the application of SFAS 123(R) are reflected in its Consolidated Statements of Income and Comprehensive Income.

Results of Operations

     Fiscal Years Ended July 31, 2006, 2005 and 2004

Summary

Total product sales for fiscal 2006 decreased $3,174,000 or 5% to $61,879,000, compared to $65,053,000 in fiscal 2005. Total product sales for 2005 decreased $7,367,000, or 10%, to $65,053,000, compared to $72,420,000 in fiscal 2004.

We recorded net income of $809,000, or $0.05 per diluted share, in fiscal 2006, compared to net income of $6,155,000, or $0.34 per diluted share, in fiscal 2005 and net income of $11,729,000, or $0.60 per diluted share, in fiscal 2004. Our net income for fiscal 2006 reflects the impact of adopting SFAS No.123(R), which resulted in stock-based compensation expense of $3,462,000, ($2,962,000 after tax, or $0.17 per diluted share).

Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2006 and 2005 and between 2005 and 2004.

                                                      Increase (Decrease)                    Increase (Decrease)
                                     2006      2005    Dollars  Percent     2005      2004    Dollars   Percent

  Product Sales                    $ 61,879  $ 65,053  $(3,174)    (4.9%) $ 65,053  $ 72,420  $ (7,367)   (10.2%)

  Operating Expenses
     Cost of medical products        17,114    16,967      147       0.9%   16,967    17,320      (353)    (2.0%)
     Selling, general and
      administrative                 32,990    28,625    4,365      15.2%   28,625    27,984       641       2.3%
     Research and development        10,907    10,502      405       3.9%   10,502     9,033     1,469      16.3%
     Total                           61,011    56,094    4,917       8.8%   56,094    54,337     1,757       3.2%

  Operating Income                      868     8,959   (8,091)   (90.3%)    8,959    18,083    (9,124)   (50.5%)

     Other Income                     1,664     1,160      504      43.4%    1,160       680       480      70.6%

  Income before income taxes          2,532    10,119   (7,587)     (75%)   10,119    18,763    (8,644)   (46.1%)
  Income taxes (provision) benefit   (1,723)   (3,964)   2,241    (56.5%)   (3,964)   (7,034)    3,070    (43.6%)
  Net income                       $    809  $  6,155  $(5,346)   (86.9%) $  6,155  $ 11,729  $ (5,574)   (47.5%)

The following table shows the Statements of Income as a percentage of product sales for 2006, 2005 and 2004.

                                       2006      2005     2004

  Product Sales                       100.0%    100.0%   100.0%

  Operating Expenses
     Cost of medical products          27.7%     26.1%    23.9%
     Selling, general and
      administrative                   53.3%     44.0%    38.6%
     Research and development          17.6%     16.1%    12.5%
     Total                             98.6%     86.2%    75.0%

  Operating Income                      1.4%     13.8%    25.0%

     Other Income                       2.7%      1.8%     0.9%

  Income before income taxes            4.1%     15.6%    25.9%
  Income taxes provision              (2.8%)    (6.1%)   (9.7%)
  Net income                            1.3%      9.5%    16.2%

On August 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123R), which resulted in $3,462,000 of pre-tax expense, ($2,962,000 after tax. or $0.17 per diluted share). See Note 4 to the Consolidated Financial Statements.

Revenue

U.S. product sales for fiscal 2006 decreased $3,258,000, or 5%, to $59,858,000 compared to $63,116,000 in fiscal 2005. U.S. product sales for fiscal 2005 decreased $7,751,000, or 11%, to $63,116,000 compared to $70,867,000 in fiscal
2004. The main factor in the revenue decrease during fiscal 2006 and 2005 is the negative impact from the results of the AiMI post-marketing study impacting our coronary, or long catheter sales. Fiscal 2006 was also effected by higher than normal sales force turnover.

As of July 31, 2006, we had a total of 1,672 domestic AngioJet System drive units in the field, compared to 1,509 and 1,317 at the end of the previous two fiscal years. During fiscal 2006, we sold approximately 45,300 catheters and pump sets versus approximately 47,700 in fiscal 2005 and 52,100 in fiscal 2004. This represents a 5 percent decrease in fiscal 2006 and an 8 percent decrease in fiscal 2005 in unit catheter sales from the previous years. We sold 156 AngioJet System drive units in fiscal 2006, 215 drive units in fiscal 2005 and 258 drive units in fiscal 2004. Although the AngioJet System drive unit sales resulted from continuing customer acceptance of our coronary and peripheral catheter product lines, they also reflect the negative effects of the AiMI study on coronary cath lab purchases.

We employ a variety of flexible drive unit sale programs, including outright sale and various evaluation programs. The purchasing cycle for the AngioJet System drive unit varies depending on the customer's budget cycle and is normally approximately six months from the beginning of the marketing cycle. We have signed contracts with eight purchasing groups to increase market penetration. These purchasing groups evaluate and screen new medical technologies, and negotiate pre-determined discounts on behalf of their members, and. By working with these purchasing groups, we are placed on their recommended vendor list, and in some instances receive marketing support from the purchasing group supported by a marketing fee that we pay. These discounts and marketing fees have been offset by the increase in our sales to the member hospitals of the purchasing group. There has been no material negative effect on our margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

Foreign sales of the AngioJet System were $2,021,000 in fiscal 2006, $1,938,000 in fiscal 2005 and $1,553,000 in fiscal 2004. The increase in sales is primarily due to the introduction of the SpiroFlex, XMI RX, XMI and XVG catheters and the increase in drive unit sales in the European market. Limited foreign sales are primarily due to cost constraints in overseas markets.

Cost of Medical Products

Cost of medical products increased $147,000 to $17,114,000 in fiscal 2006 compared to fiscal 2005. The increase was primarily due to higher production overhead on lower units produced combined with an increase in compensation charges under SFAS 123(R) of $418,000, offset by the reduction in AngioJet unit sales. Cost of medical products decreased $353,000 to $16,967,000 in fiscal 2005 compared to fiscal 2004. The decrease was due to reduction in revenue offset by higher production overhead costs.

Gross profit decreased by $3,321,000 to $44,765,000, or 72 percent of product sales, in fiscal 2006 from $48,086,000, or 74 percent of product sales in fiscal 2005. Gross profit decreased $7,014,000 in fiscal 2005 from $55,100,000 or 76 percent of product sales in fiscal 2004. The decrease in the gross profit margin in fiscal 2006 and 2005 was primarily due to lower revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $4,365,000 to $32,990,000, or 53 percent of product sales, in fiscal 2006 from $28,625,000 or 44 percent of product sales in fiscal 2005. The primary factors for the expense increase for fiscal 2006 was SFAS 123(R) stock-based compensation charges which contributed $2,279,000 or over half of the overall increase. We also had increased expenditures in fiscal 2006, however, in marketing, clinical study, and in the proportionate amount of salary, incentives and benefits for field sales personnel resulting from turnover.

Selling, general and administrative expense increased $641,000 to $28,625,000 or 44 percent of product sales, in fiscal 2005 compared to $27,984,000 or 39 percent of product sales in fiscal 2004. The primary factors for the expense increase in fiscal 2005 were the additional expenses associated with the growth in the sales force, increased employee medical benefit costs, increase in Sarbanes-Oxley related professional fees, increase in executive benefit plan expenses, increase in depreciation, increase in software expenses, and an increase in building rent and operating costs. These increases were partially offset by a reduction in expenses associated with marketing clinical trials, a reduction of incentives, a decrease in sales materials and sales demos, a decrease in outside services and a decrease in contract labor.

We currently have a U.S. sales force of approximately eighty employees and expect that will be sufficient to grow sales and service our current customer base for the AngioJet System through fiscal 2007.

Research and Development Expenses

Research and development expenses increased $405,000 to $10,907,000, or 18 percent of product sales, in fiscal 2006 compared to $10,502,000 or 16 percent of product sales in fiscal 2005. The increase was primarily due to SFAS 123(R) impact of $765,000. Overall research and development expenses would have decreased by $360,000 excluding the impact of SFAS 123(R). The level of research and development is dependent on the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, SpiroFlex and SpiroFlex VG catheters and the GuardDOG distal occlusion guidewires.

Research and development expenses increased $1,469,000 to $10,502,000, or 16 percent of product sales, in fiscal 2005 compared to $9,033,000, or 12 percent of product sales in fiscal 2004. The increase was largely due to the timing of expenses incurred for various research and development projects including the new drive unit, an associated project to combine the pump and catheter, DVX peripheral catheter, and projects relating to the improvement of the rapid exchange catheter and the distal occlusion guidewires.

We believe that research and development expenses for AngioJet System applications and related products will decrease in fiscal 2007 over fiscal 2006 levels. Research and development expense levels are dependent upon the continuing development of its current products and investment in the development of new AngioJet System thrombectomy applications and related products including clinical trials to support regulatory filings.


Interest Income

Interest income increased $539,000 to $1,813,000 in fiscal 2006 compared to $1,274,000 in fiscal 2005, and increased $542,000 in fiscal 2005 from $732,000 in fiscal 2004. The increases are due to the investing of excess cash and cash equivalents in an enhanced cash management portfolio of marketable securities and to the recent interest rate increases. We expect interest income to increase in fiscal 2007 as compared to fiscal 2006 primarily due to positive operating cash flows.

Loss On Sale of Securities

Loss on sales of securities was $148,000 in fiscal 2006, $114,000 in fiscal 2005 and $53,000 in 2004. The losses were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gains and losses on the sale of securities is primarily dependent on interest rate fluctuations.

Provision for Income Taxes

We recorded a provision for income taxes of $1,723,000, or approximately 68 percent of income before income taxes, for fiscal 2006. We recorded a provision for income taxes of $3,964,000 and $7,034,000, or approximately 39 percent and 37 percent of income before income taxes, for fiscal 2005 and 2004, respectively.

For fiscal 2006 our effective tax rate was 68 percent on a GAAP basis and 37 percent as adjusted to exclude the impact of SFAS 123 (R). The increase in the GAAP effective tax rate in the current year is attributable to the treatment of incentive stock options (or ISO's) under SFAS 123 (R). Unless there is a disqualifying disposition, we are not entitled to a deduction upon exercise of an ISO and although SFAS 123(R) now requires us to recognize expense over the vesting period, there is no offsetting tax benefit. In contrast, we are entitled to a deduction, and tax benefit, upon exercise of non-qualified stock options. Approximately 63 percent of our outstanding options at this time are ISO's so the impact is significant.

During fiscal 2005, we determined that the scope of our operations caused us to have nexus in states in which we had not previously filed corporate state income tax returns. We filed the appropriate corporate state income tax returns in these states, including returns for prior years, to obtain the appropriate net operating loss carry-forwards. We expensed an additional $165,000 of corporate state income tax expense relating to the filing of these state corporate income tax returns during fiscal 2005.

We increased our deferred tax asset by an additional $56,000 in fiscal 2006, $466,000 in fiscal 2005 and $2,578,000 in fiscal 2004, as a result of the tax benefit from exercise of disqualified stock options that are recorded directly in the Consolidated Statement of Changes in Shareholders' Equity. In fiscal 2006, we performed a study of our research and development tax credit for the fiscal years 1995 through 2005. This analysis resulted in a net increase in the Company's net research and development tax credits that can be carried forward of $594,000. The valuation allowance against the deferred tax asset was increased by $723,000 in fiscal 2006 to $1,413,000. Of this allowance, $1,220,000 relates to research and development tax credits that may not be realizable. An additional $120,000 valuation allowance was established in fiscal 2006 that relates to the capital loss carryover.

Effects of Inflation

Inflation and changes in prices had very little effect on our net revenue and net income from operations for fiscal 2006.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled approximately $48,116,000 at July 31, 2006 compared to $44,427,000 at July 31, 2005. The primary factor in the increase was cash provided by operations of $8,470,000 which was partially offset by the repurchase of Company's stock for $3,163,000 and capital expenditures of $2,164,000.

During fiscal 2006, we generated $8,470,000 of cash from operating activities, which resulted primarily from $809,000 net income, depreciation of $2,564,000, a decrease in deferred tax assets of $1,220,000, stock-based compensation expense of $3,554,000, and an increase in accounts payable and accrued liabilities of $1,674,000. These cash sources were partially offset by increases in inventories of $662,000 and in prepaid expenses and other assets of $802,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carry-forwards to offset current taxes payable. The stock-based compensation includes the expensing of stock options under SFAS 123
(R). The increase in trade accounts payable and accrued liabilities was due to the timing of the payments, including an increase in accrued compensation which was paid subsequent to year-end. Inventory increased due to the introduction of new products in fiscal 2006. The increase in prepaid expenses is primarily due to increase in deposits with inventory vendors.

We used $7,938,000 in investing activities in fiscal 2006. This includes the net purchase of marketable securities of $5,776,000 and the purchase of $2,164,000 of property and equipment.

We used $2,283,000 of cash in financing activities in fiscal 2006, which resulted from the repurchase of 312,500 shares of our common stock for $3,163,000, offset partially by the cash received in connection with the exercise of stock options for $919,000.

During fiscal 2005, we generated $11,919,000 of cash from operating activities, which resulted primarily from $6,155,000 net income, depreciation of $2,341,000, a decrease in deferred tax assets of $3,374,000, and a decrease in accounts receivable of $1,957,000. These sources of cash from operations were partially offset by cash used to fund an increase in inventories of $1,021,000, an increase in prepaid expenses and other assets of $424,000, and a decrease in accounts payable and accrued liabilities of $840,000. Depreciation includes company-owned drive units at customer locations, as well as property and equipment. The decrease in the deferred tax asset was due to the utilization of the net operating loss carry-forwards to offset current taxes payable. The $1,957,000 decrease in receivables was due to decrease in revenue in fiscal 2005 as compared to fiscal 2004. Inventory increased as we built additional units to meet the anticipated increase in demand of the AngioJet System that was not realized because of the negative impact of the AiMI post-marketing study results. The decrease in trade accounts payable and accrued liabilities was due to the timing of the payments.

We used $1,368,000 of cash in investing activities during fiscal 2005. This includes proceeds from the sale of marketable securities of $279,000 and the purchase of $1,661,000 of property and equipment.

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

We generated $2,170,000 of cash from financing activities in fiscal 2004, resulting from cash received in connection with the exercise of stock options and warrants of $7,190,000, offset by the repurchase of 243,400 shares of our common stock for $5,020,000.

Except with respect to lease obligations and purchase obligations, we do not have any substantial commitments for capital expenditures. The following table sets forth contractual obligations at July 31, 2006:

                                           Payments Due By Period
---------------------------------------------------------------------------------------
                           Total          Less than 1       1 - 3 Years     4 - 5 Years
                                             year
                      -----------------------------------------------------------------
Operating Lease
Obligations             $  1,716,000       $  433,000        $  825,000      $  458,000

Purchase Obligations       3,808,000        3,808,000                --              --

Other Long-Term
Liabilities                  863,000          254,000           406,000         203,000

                      -----------------------------------------------------------------
Total                   $  6,387,000     $  4,495,000       $ 1,431,000      $  661,000
                       ==============    ============       ===========      ==========

o Operating Lease Obligations - See Note 7 to the Consolidated Financial Statements.
o Purchase Obligations - These are open committed purchase orders for inventory and operational expenses.
o Other Long-Term Liabilities - See Note 2 to the Consolidated Financial Statements.

With over $48 million of cash and marketable securities, we believe our cash on hand and funds from operations will be sufficient to cover both our short-term and long-term operating requirements.

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet financial arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk:

We primarily invest our excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels. Loss on sales of securities was $148,000 in fiscal 2006, $114,000 in fiscal 2005 and $53,000 in 2004. The losses were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during fiscal 2006. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of July 31, 2006.

Item 8. Financial Statements and Supplementary Data:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Possis Medical, Inc.:


We have audited the accompanying consolidated balance sheets of Possis Medical, Inc. and subsidiaries (the "Company") as of July 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Minneapolis, Minnesota
October 11, 2006

                     POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         July 31, 2006  July 31, 2005
                                                         -------------  -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                       $  3,505,796   $  5,257,244
Marketable securities (Note 1)                             44,610,130     39,169,811
Trade receivables (less allowance for doubtful accounts
 and returns of $580,000 and $669,000, respectively)        8,356,776      8,274,839
Inventories (Note 1)                                        5,915,950      5,830,204

Prepaid expenses and other assets                           1,663,322      1,158,214

Deferred tax assets (Note 3)                                1,331,000      1,042,000
                                                         -------------  -------------
    Total current assets                                   65,382,974     60,732,312

PROPERTY AND EQUIPMENT, net (Note 1)                        5,090,198      4,879,221

DEFERRED TAX ASSET, net (Note 3)                           10,756,000     12,113,949

OTHER ASSET (Note 2)                                          723,262        425,914
                                                         -------------  -------------

TOTAL ASSETS                                             $ 81,952,434   $ 78,151,396
                                                         =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                   $  2,040,367   $  1,355,402
Accrued salaries, wages, and commissions                    3,468,961      3,212,525
Other liabilities                                           2,715,421      2,468,669
                                                         -------------  -------------
    Total current liabilities                               8,224,749      7,036,596

OTHER LIABILITIES (Note 2)                                    823,975        526,914

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 4):
Common stock-authorized, 100,000,000 shares of
 $0.40 par value each; issued and outstanding, 17,146,825
 and 17,326,487 shares, respectively                        6,858,730      6,930,595
Additional paid-in capital                                 77,378,276     75,710,188
Accumulated other comprehensive loss                         (329,000)      (240,000)
Retained deficit                                          (11,004,296)   (11,812,897)
                                                         -------------  -------------
    Total shareholders' equity                             72,903,710     70,587,886
                                                         -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 81,952,434   $ 78,151,396
                                                         =============  =============

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                               YEARS ENDED JULY 31

                                                       2006           2005          2004
                                                   -------------- -------------- -------------

Product sales (Note 8)                               $61,879,378    $65,053,329   $72,420,168
Cost of sales and other expenses:
    Cost of medical products                          17,114,312     16,966,874    17,320,094
    Selling, general and administrative               32,990,441     28,625,132    27,983,585
    Research and development                          10,907,289     10,501,719     9,033,207
                                                   -------------- -------------- -------------
        Total cost of sales and other expenses        61,012,042     56,093,725    54,336,886
                                                   -------------- -------------- -------------
Operating income                                         867,336      8,959,604    18,083,282
Interest income                                        1,812,900      1,274,149       731,809
Loss on sale of securities                              (148,476)      (114,401)      (52,580)
                                                   -------------- -------------- -------------
Income before income taxes                             2,531,760     10,119,352    18,762,511
Income tax provision (Note 3)                         (1,723,159)    (3,963,934)   (7,033,790)
                                                   -------------- -------------- -------------
Net income                                               808,601      6,155,418    11,728,721
Other comprehensive loss, net of tax -
    Unrealized loss on securities                        (89,000)      (104,000)      (36,000)
                                                   -------------- -------------- -------------
Comprehensive income                                    $719,601     $6,051,418   $11,692,721
                                                   ============== ============== =============
Net income per common share:
    Basic                                                  $0.05          $0.35         $0.65
    Diluted                                                $0.05          $0.34         $0.60
Weighted average number of common shares
 outstanding:
    Basic                                             17,223,562     17,616,072    17,935,974
    Diluted                                           17,824,739     18,310,906    19,565,530

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31

                                                    2006          2005          2004
                                                ------------- ------------- -------------
OPERATING ACTIVITIES:
    Net income                                  $    808,601  $  6,155,418  $ 11,728,721
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation                                   2,563,704     2,341,170     1,813,476
    Deferred income taxes                          1,219,949     3,374,000     6,554,030
    Stock-based compensation expense               3,553,804       159,000       141,646
    Loss on sale of securities                       190,442       136,405        52,580
    Loss (gain) on disposal of assets                  5,980        80,651       (47,236)
    (Increase) decrease in trade receivables         (81,937)    1,957,341    (2,265,786)
    Increase in inventories                         (662,482)   (1,020,509)   (1,800,360)
    Increase in prepaid expenses and other
     assets                                         (802,456)     (424,171)     (475,000)
    Increase (decrease) in trade accounts
     payable                                         643,283      (436,292)      205,918
    Increase (decrease) in accrued and other
     liabilities                                   1,030,849      (403,697)    1,466,971
                                                ------------- ------------- -------------
       Net cash provided by operating
        activities                                 8,469,737    11,919,316    17,374,960
                                                ------------- ------------- -------------
INVESTING ACTIVITIES:
     Additions to property and equipment          (2,163,523)   (1,660,969)   (3,258,644)
     Proceeds from sale of fixed assets                1,280        13,660        49,924
     Proceeds from sale/maturity of marketable
      securities                                  42,234,346    58,664,204    31,631,026
     Purchase of marketable securities           (48,010,107)  (58,385,017)  (44,338,786)
                                                ------------- ------------- -------------
     Net cash used in investing activities        (7,938,004)   (1,368,122)  (15,916,480)
                                                ------------- ------------- -------------
FINANCING ACTIVITIES:
     Proceeds from issuance of stock and
      exercise of options and warrants               918,585     1,255,710     7,190,378
   Excess tax benefits from stock-based
    compensation                                     (39,000)           --            --
     Repurchase of common stock                   (3,162,766)  (14,961,444)   (5,020,016)
                                                ------------- ------------- -------------
       Net cash (used in) provided by
        financing activities                      (2,283,181)  (13,705,734)    2,170,362
                                                ------------- ------------- -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (1,751,448)   (3,154,540)    3,628,842
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                          5,257,244     8,411,784     4,782,942
                                                ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  3,505,796  $  5,257,244  $  8,411,784
                                                ============= ============= =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes                      $    467,710  $    666,958  $    353,876
Issuance of restricted stock                         266,600        36,000        36,000
Disqualified stock options                            56,000       466,000     2,578,000


See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                      Common Stock
                                 ---------------------- Additional  Unrealized
                                 Number of               Paid-in      loss on     Retained
                                    Shares    Amount      Capital    securities    Deficit       Total
                                    ------    --------    ---------  ----------    ---------     --------
BALANCE AT JULY 31, 2003         17,757,531 $7,103,013  $83,728,496  $(100,000) $(29,697,036) $61,034,473
Employee stock purchase plan         24,814      9,926      367,713         --            --      377,639
Stock options issued to directors
 (Note 4)                                --         --      105,646         --            --      105,646
Stock options and warrants
 exercised                          714,113    285,644    6,527,095         --            --    6,812,739
Disqualified stock options               --         --    2,578,000         --            --    2,578,000
Stock grants                          1,884        754         (754)        --            --           --
Restricted stock compensation            --         --       36,000         --            --       36,000
Unrealized loss on investments           --         --           --    (36,000)           --      (36,000)
Common stock repurchased           (243,400)   (97,360)  (4,922,656)        --            --   (5,020,016)
Net income                               --         --           --         --    11,728,721   11,728,721
                                 -------------------------------------------------------------------------
BALANCE AT JULY 31, 2004         18,254,942  7,301,977   88,419,540   (136,000)  (17,968,315)  77,617,202
  Employee stock purchase plan       37,580     15,032      416,007         --            --      431,039
  Stock options issued to
   directors (Note 4)                    --         --      123,000         --            --      123,000
  Stock options and warrants
   exercised                        164,311     65,724      758,946         --            --      824,670
  Disqualified stock options             --         --      466,000         --            --      466,000
  Stock grants                        2,754      1,102       (1,102)        --            --           --
  Restricted stock compensation          --         --       36,000         --            --       36,000
  Unrealized loss on investments         --         --           --   (104,000)           --     (104,000)
  Common stock repurchased       (1,133,100)  (453,240) (14,508,203)        --            --  (14,961,443)
  Net income                             --         --           --         --     6,155,418    6,155,418
                                 -------------------------------------------------------------------------
BALANCE AT JULY 31, 2005         17,326,487  6,930,595   75,710,188   (240,000)  (11,812,897)  70,587,886
  Employee stock purchase plan       61,665     24,666      489,533         --            --      514,199
  Stock options issued to
   directors (Note 4)                    --         --      137,750         --            --      137,750
  Stock options exercised            55,506     22,202      382,184                               404,386
  Disqualified stock options             --         --       56,000         --            --       56,000
  Stock grants                       21,947      8,779       (8,779)        --            --           --
  Restricted stock cancelled         (6,289)    (2,516)     (79,430)        --            --      (81,946)
  Restricted stock compensation          --         --      266,600                               266,600
  Unrealized loss on investments         --         --           --    (89,000)           --      (89,000)
  Common stock repurchased         (312,491)  (124,996)  (3,037,770)        --            --   (3,162,766)
  Stock compensation                     --         --    3,462,000         --            --    3,462,000
  Net income                             --         --           --         --       808,601      808,601
                                 -------------------------------------------------------------------------
BALANCE AT JULY 31, 2006         17,146,825 $6,858,730  $77,378,276  $(329,000) $(11,004,296) $72,903,710
                                 =========================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Possis Medical, Inc. (the "Company") is a developer, manufacturer and marketer of medical devices, operating in one business segment. The Company was incorporated in 1956 and has operated several businesses over the last 50 years. In 1990, the Company decided to focus on medical products and in 1993 changed its name to Possis Medical, Inc. In January 1995, the Company established a 100 percent owned subsidiary, Possis Medical Europe B.V., in the Netherlands to support international product distribution. The Company's primary product , the AngioJet Rheolytic Thrombectomy System, received U.S. marketing approval for use in arterio-venous (AV) access hemodialysis grafts and native fistulas in December 1996, for use in native coronary arteries and coronary bypass grafts in March 1999, and for use in leg arteries in April 2000.

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

Basis of Consolidation The consolidated financial statements include the accounts of Possis Medical, Inc. and its wholly-owned subsidiary: Possis Medical Europe B.V., after elimination of intercompany accounts and transactions. Possis Medical Europe B.V was dissolved in September 2006.

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

Marketable Securities During fiscal 2006 and 2005, the Company primarily invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All Company securities in this portfolio as of July 31, 2006 and 2005 are classified as available-for-sale and consist primarily of U.S. government securities and corporate/municipal bonds. These investments are reported at fair value with a net unrealized loss for the years ended July 31, 2006, 2005 and 2004, of approximately $89,000, $104,000, and
$36,000, respectively, net of tax effect, which is included in other comprehensive loss for the years ended July 31, 2006, 2005 and 2004. The cost of securities sold is based on the specific identification method. No impairment losses were recorded during fiscal years 2006, 2005, and 2004.

Information regarding the Company's available-for-sale marketable securities as of July 31, 2006 and 2005 is approximately as follows:

                                  U.S.Govt.      Corporate         Municipal         Mutual
                                  Securities         Bonds            Bonds           Funds            Total
                                --------------   ------------     -------------    -------------   --------------

                                                                  July 31, 2006
                                ---------------------------------------------------------------------------------

Cost.........................   $22,028,000      $9,544,000       $    16,000        $13,557,000     $45,145,000
Gross unrealized losses......      (267,000)       (104,000)               --           (164,000)       (535,000)
                                --------------   ------------     -------------    -------------   --------------
Fair value...................   $21,761,000      $9,440,000       $    16,000        $13,393,000     $44,610,000
                                ===========      ==========       =============    =============   ==============


                                                                  July 31, 2005
                                ----------------------------------------------------------------------------------

Cost.........................   $24,175,000      $ 6,806,000      $ 7,948,000      $     632,000       $39,561,000
Gross unrealized losses......      (222,000)         (40,000)        (129,000)                --          (391,000)
                                --------------   ------------     -------------    -------------   ---------------
Fair value...................   $23,953,000      $ 6,766,000      $ 7,819,000      $     632,000       $39,170,000
                                =============    ============     =============    =============   ===============

The following information recaps marketable securities for the years ended July 31, 2006 and 2005:

                                                    July 31, 2006
                       ---------------------------------------------------------------------

                        U.S. Govt.    Corporate     Municipal
                         Securities      Bonds         Bonds     Mutual Funds      Total
                       -------------  -----------  ------------  ------------  -------------
Proceeds from sales    $ 15,980,000   $4,139,000   $ 2,144,000   $19,971,000   $ 42,234,000
                       =============  ===========  ============  ============  =============
Net gain realized      $         --   $    1,000   $        --   $        --   $      1,000
                       =============  ===========  ============  ============  =============
Net loss realized      $   (184,000)  $   (5,000)  $    (2,000)  $        --   $   (191,000)
                       =============  ===========  ============  ============  =============

                                                                   July 31, 2005
                       ----------------------------------------------------------------------

                         U.S. Govt.   Corporate     Municipal
                         Securities      Bonds        Bonds      Mutual Funds      Total
                       -------------  -----------  ------------  ------------  -------------
Proceeds from sales    $ 27,416,000   $  697,000   $ 1,270,000   $29,281,000   $ 58,664,000
                       =============  ===========  ============  ============   ============
Net gain realized      $     40,000   $       --   $        --   $        --   $     40,000
                       =============  ===========  ============  ============  =============
Net loss realized      $    171,000   $   (5,000)  $        --   $        --   $   (166,000)
                       =============  ===========  ============  ============  =============

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances at July 31 were as follows:

                                          2006                  2005
                                     ----------------      ----------------
   Finished goods...............     $2,021,448            $  2,149,599
   Work-in-process..............      1,381,157               1,206,364
   Raw materials................      2,513,345               2,474,241
                                     ----------------      ----------------
                                     $5,915,950            $  5,830,204
                                     ================      ================

Property and Equipment

Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives at July 31 were as follows:

                                    2006                2005                  Life
                               -----------------    ----------------    ----------------
Leasehold improvements         $    2,805,467       $    2,295,999      5-10 years
Equipment                          11,532,405           10,329,650      3 to 10 years
Assets in construction                482,071              222,467      N/A
                               -----------------    ----------------
                                   14,819,943           12,848,116
Less accumulated depreciation      (9,729,745)          (7,968,895)
                               -----------------    ----------------
Property and equipment - net   $    5,090,198       $    4,879,221
                               =================    ================

Impairment of Long-Lived Assets

Management of the Company periodically reviews the carrying value of property and equipment owned by the Company by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment losses were recorded during fiscal 2006, 2005 and 2004. The unrealized losses on securities at year end are deemed temporary and the company expects the full value to be realized.

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

Shipping and Handling

The Company recognizes all amounts billed to customers in a sales transaction related to shipping and handling as product sales. The Company records costs related to shipping and handling in cost of medical products.

Fair Value of Financial Instruments

The carrying value of all financial instruments approximates fair value due to the short-term nature of the instruments.

Net Income Per Common Share

Net income per common share for fiscal 2006, 2005 and 2004 is computed by dividing net income by the weighted average number of common shares outstanding. Options representing 1,787,072, 1,328,814, and 41,600, shares of common stock at July 31, 2006, 2005 and 2004, respectively, have been excluded from the computations because their effect is antidilutive.

Accounting for Asset Retirement Obligations

In April 2005, the FASB issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to SFAS No. 143 - "Accounting for Asset Retirement Obligations". The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event. FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized. Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005. Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption. Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes. The adoption of FIN 47 by the Company did not have an effect on the Company's consolidated balance sheet, statements of income, or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB No. 155, "Accounting for Certain Hybrid

Financial Instruments". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.

Fair Value Measurements

In March 2006, the FASB issued FASB No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, The FASB issued FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is in the process of evaluating the impact of adopting this interpretation and adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.

2. EXECUTIVE BENEFIT PLAN
Effective February 1, 2004, the Company entered into a Supplemental Executive Retirement Deferred Compensation Agreement (SERP) with the Company's Chief Executive Officer (CEO). The Agreement requires the Company to establish an account on behalf of the CEO and to fund it yearly until the CEO reaches 65 years of age or early retirement, whichever comes first. The estimated yearly funding amount is approximately $203,000 for seven years. The target benefit is an annual benefit, for a ten-year period, equal to one-half of the CEO's base compensation at the time benefits become payable under the SERP.

In fiscal 2005, the Company established a Nonqualified Profit Sharing Plan (the "Plan") for executive officers. The Plan requires annual awards based upon target goals and contribution levels established by the Board of Directors. The Plan requires the Company to establish an account on behalf of each participant and to credit the participant account yearly. The estimated yearly funding amount for the 2006 and 2005 Plan Year is $51,000 and $50,000, respectively. The target benefit is an annual benefit, for a ten-year period, equal to one-tenth of the participant's account at the time benefits become payable under the Plan. The fiscal 2006 benefit was funded subsequent to year end.

Total compensation expense resulting from the SERP and Plan for fiscal 2006, 2005 and 2004 is approximately $296,000, $344,000 and $162,000, respectively, which is included in selling, general and administrative expenses. As of July 31, 2006 and 2005, the assets of $723,000 and $426,000 and liabilities of $824,000 and $527,000 relating to the SERP and Plan are included in the balance sheet under the caption Other Assets and Other Liabilities.

3.  INCOME TAXES

At July 31, 2006, the Company had net operating loss carry-forwards of approximately $15,721,000 for federal tax purposes, which expire in 2019 through 2025, and $7,803,000 for Minnesota tax purposes, which expire in 2013 through 2016.

In addition, at July 31, 2006, the Company has approximately $3,834,000 in federal and state tax credits, all of which are research and development tax credits, which expire from 2008 through 2026, and approximately $809,000 alternative minimum tax credit, which does not expire. The Company established a valuation allowance for $1,220,000 against these research and development tax credits as a portion of them may not be realizable in future years. In fiscal 2006, we performed a study of our research and development tax credits for the fiscal years 1995 through 2005. This analysis resulted in an increase in the Company's net research and development tax credits that can be carried forward of $594,000. In fiscal 2006, an additional $120,000 valuation allowance was established that relates to the capital loss carryover and an additional $73,000 valuation allowance was established that relates to state net operating loss carry-forwards.

The components of the income tax expense as of July 31, 2006, 2005 and 2004 are as follows:

                                     2006             2005               2004
                                     ----             ----               ----
Current:
     Federal................  $     158,000   $        219,000    $     260,000
     State..................        241,159            269,934          338,790
                              -------------   ----------------    -------------
                                    399,159            488,934          598,790
Deferred:
     Federal................        810,000          3,189,000        6,540,000
     State..................        514,000            286,000         (105,000)
                              -------------   ----------------    -------------
                                  1,324,000          3,475,000        6,435,000
                              -------------   ----------------    -------------
Total income tax expense      $   1,723,159   $      3,963,934    $   7,033,790
                              =============   ================    =============

Deferred tax assets and liabilities as of July 31, 2006 and 2005 are described in the table below.

                                                      2006           2005
                                                  -------------  ------------
Current Assets (Liabilities)
   Allowance for doubtful accounts and returns....$    228,000   $   269,000
   Inventory......................................     479,000       366,000
   Deferred Revenue...............................     429,000       374,000
   Employee compensation and benefits.............     183,000       184,000
   Other..........................................      12,000      (151,000)
                                                  -------------  ------------
   Net............................................$  1,331,000   $ 1,042,000
                                                  =============  ============
   Long-term assets (liabilities):................
   Net operating loss carry-forwards..............$  5,855,000   $ 8,795,000
   Amortization of patents........................     975,000       857,000
   Tax credits....................................   4,643,000     3,374,000
   Compensation...................................     779,000       205,000
   Depreciation...................................    (411,000)     (427,000)
   Unrealized loss on investments.................     208,000            --
   Capital loss carry-forward.....................     120,000            --
                                                  -------------  ------------
                                                    12,169,000    12,803,949
   Valuation allowance............................  (1,413,000)     (690,000)
                                                  -------------  ------------

   Net............................................$ 10,756,000   $12,114,000
                                                  =============  ============

The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2006, 2005 and 2004 as follows:

                                                      2006        2005        2004
                                                  ------------ ----------- -----------
Tax expense (benefit) on income from continuing
 operations computed at statutory rate of 34% for
 fiscal 2006 and 35% for fiscal 2005 and 2004.... $   861,000  $3,542,000  $6,567,000
Research and development tax credits.............  (1,168,000)         --          --
Change in valuation allowance....................     723,000          --     (50,000)
FASB 123(R) compensation expense.................     740,000          --          --
Other............................................     567,159     421,934     516,790
                                                  ------------ ----------- -----------
Total income tax expense......................... $ 1,723,159  $3,963,934  $7,033,790
                                                  ============ =========== ===========

Deferred tax benefit of $56,000, $466,000 and $2,578,000 in fiscal 2006, 2005 and 2004, respectively, relate to disqualifying dispositions of incentive stock options, which were recorded directly in equity.

4. COMMON STOCK

Stock Based Compensation

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


On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for fiscal 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, that are either market-based or time-based, on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in our statement of income for fiscal 2006, was $3,462,000 ($2,962,000, net of tax). In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for fiscal 2005 and 2004 under FAS 123 prior to revision.

                                                2005                2004
                                          ------------------  ------------------
                                             As Reported         As Reported
                                          ------------------  ------------------
Net income, as reported                    $    6,155,418      $    11,728,721

Deduct: Stock-based compensation expense
 determined under fair value method for
 all awards, net of tax                        (3,169,000)          (3,198,000)
                                          ------------------  ------------------
Net income, pro forma                      $    2,986,418      $     8,530,721
                                          ==================  ==================

Net income per common share
     Basic-as reported                     $         0.35      $          0.65
     Basic-pro forma                       $         0.17      $          0.48

     Diluted-as reported                   $         0.34      $          0.60
     Diluted-pro forma                     $         0.16      $          0.44


Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for fiscal 2006, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For fiscal 2006, $39,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

We estimated the fair values using the Black-Scholes option-pricing model prior to August 1, 2005 and using the Actuarial Binomial option-pricing model subsequent to July 31, 2005, modified for dividends and using the following assumptions:

                                             2006             2005            2004
                                             ----             ----            ----
  Dividend yield.........................         None             None            None
  Expected volatility....................       38-60%           54-68%          54-64%
  Risk-free interest rate................     3.7-5.1%         4.1-4.5%        3.9-4.7%
  Expected life of option................   46-102 mo.        63-84 mo.         120 mo.
  Fair value of options on grant date....   $2,579,000       $7,635,000      $6,645,000
                                            ==========       ==========      ==========

Forfeitures are estimated based on historical experience.

o Risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
o In 2006 we used an independent valuation advisor to assist us in more accurately projecting expected stock price volatility. In fiscal 2005 and 2004, we used historical market price data.
o We estimate the expected life of stock options based upon historical experience

Common Stock Repurchased

The Company's Board of Directors authorized share repurchase programs of $4,000,000 in March 2004, $10,000,000 in August 2004 and $15,000,000 in February
2005. As of July 31, 2006, the share repurchase authorization remaining is $9,997.000.

During fiscal 2004, in open market transactions, the Company repurchased 243,400 shares of its common stock, at an average price of approximately $20.62 per share. During fiscal 2005, in open market transactions, the Company repurchased 1,133,100 shares of its common stock, at an average price of approximately $13.20 per share. During fiscal 2006, in open market transactions, the Company repurchased 312,500 shares of its common stock at an average price of approximately $10.12 per share.

Since the inception of its repurchase programs, the Company has repurchased 1,936,000 shares of its common stock at an average price of approximately $14.02 per share.

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

The total number of shares of stock reserved and available for distribution under the 1999 Plan originally was 2,000,000 shares, all of which may be issued as incentive stock options. The total number of shares of stock reserved and available for distribution under the 1999 Plan has been increased annually since August 1, 2000 by 2 percent of the number of shares of the Company's common stock outstanding on July 31 of the prior fiscal year.
At July 31, 2006, there were 3,208,179 shares reserved for outstanding options under all plans and 349,046 shares were available for granting of options under the 1999 Plan.

In fiscal 2006, 2005 and 2004, the Company granted 27,494, 18,807, and 11,074 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options vest six months after date of grant and expire not more than ten years from date of grant. The expense associated with compensatory options to outside directors was approximately $138,000, $123,000, and $106,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

A summary of changes in outstanding options for each of the three years ended July 31 follows:


                                                2006        2005       2004
                                            ------------------------------------
  Shares under option at beginning of year   3,062,409   2,652,263   2,761,253

  Options granted                              555,994     735,231     469,274

  Options exercised                            (55,506)   (167,078)   (519,534)

  Options canceled                            (354,718)   (158,007)    (58,730)
                                              ---------   --------   ----------
  Shares under option at end of year         3,208,179   3,062,409   2,652,263
                                             =========    ========   ===========
  Shares exercisable at end of year          2,078,399   1,992,450   1,906,119
                                             =========   =========   ===========

Stock option weighted-average exercise prices during fiscal 2006, 2005 and 2004 are summarized below:

                                      2006         2005          2004
                                   -------------------------- -------------
  Outstanding at beginning of year       $11.78      $ 11.08        $ 9.36
  Granted                                 11.63        13.66         18.91
  Exercised                                7.29         5.15          8.65
  Canceled                                14.27        15.74         14.58
  Outstanding at end of year             $11.55      $ 11.78       $ 11.08
                                         ======      =======       =======

The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2006:

                                        Weighted-Average
                                           Remaining
 Range of Exercise      Shares          Contractual Life      Weighted-Average                              Weighted-Average
       Price          Outstanding           in Years           Exercise Price        Shares Exercisable      Exercise Price
------------------ ------------------- ------------------- ---------------------    -------------------- --------------------
    $  1 - 6            577,536               4.25             $  4.76                     577,536           $  4.76
------------------ ------------------- ------------------- ---------------------    -------------------- --------------------
       6 - 12           897,082               5.12                8.08                     627,402              7.69
------------------ ------------------- ------------------- ---------------------    -------------------- --------------------
      12 - 17           883,961               4.84               13.04                     380,911             13.43
------------------ ------------------- ------------------- ---------------------    -------------------- --------------------
      17 - 21           817,800               6.47               17.95                     476,850             18.09
------------------ ------------------- ------------------- ---------------------    -------------------- --------------------
      21 - 34            31,800               7.74               27.24                      15,700             27.24
------------------ ------------------- ------------------- ---------------------    -------------------- --------------------


Non-Vested Share Awards

The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our market-based and time-based share awards for each of the three years ended July 31 follows:

                                               2006         2005         2004
                                        -------------------------  -----------
Outstanding at beginning of year              2,754        1,884        2,010
Granted                                      21,974        2,754        1,884
Vested                                      (14,818)      (1,884)      (2,010)
Forfeited/canceled                           (6,289)          --           --
                                        ------------  -----------  -----------
Outstanding at end of year                    3,594        2,754        1,884
                                        ============  ===========  ===========

Share awards fair value during fiscal 2006, 2005 and 2004 are summarized below:

                                             2006          2005          2004
                                      --------------------------  ------------
Outstanding at beginning of year           $11.70        $28.60        $17.02
Granted                                     12.15         13.08         19.09
Vested                                      12.47         13.08         19.09
Forfeited/canceled                          13.03            --            --
Outstanding at end of year                  $8.36        $11.70        $28.60
                                      ============  ============  ============

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2006, (the amount by which the market price of the stock on July 31, 2006, exceeded the exercise price of the stock on the date of grant) was $2,723,000 and $2,689,000, respectively.


In August, 2005, the Company issued 18,353 shares of restricted stock to executives of the Company as part of the fiscal 2005 management incentive program. The restricted stock vested when our stock price closed at $13.00 or greater, which occurred on August 31, 2005. The $230,600 fair market value of the restricted stock was expensed in fiscal 2005 as compensation expense. We cancelled 6,289 shares of restricted stock due to executives electing to receive fewer shares in lieu of paying withholding taxes.


In fiscal 2006, the Company granted 3,594 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $30,000 as of July 31, 2006. In case of termination of a member of the Board of Directors, unvested shares are forfeited.

In fiscal 2005, the Company granted 2,754 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $32,000 as of July 31, 2005. In case of termination of a member of the Board of Directors, unvested shares are forfeited.

In fiscal 2004, the Company granted 1,884 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $54,000 as of July 31, 2004. In case of termination of a member of the Board of Directors, unvested shares are forfeited.
Total compensation expense of approximately $36,000 annually was recognized for these restricted stock grants in fiscal years 2006, 2005, and 2004, respectively.

Stock Warrants

Stock purchase warrants held by unrelated parties representing the right to purchase 26,400 shares of the Company's common stock at $8.52 a share were outstanding as of July 31, 2003. These warrants were cancelled in fiscal 2004 following the expiration of the mandatory notice period.

In March 2000, the Company issued 318,810 warrants to various investors in conjunction with the Company's private placement offering. These warrants were exercisable into common stock at $12.67. During fiscal 2004, 206,381 of these warrants were exercised. The remaining 15,399 warrants expired in March 2004.

A summary of changes in outstanding warrants for each of the three years ended July 31 follows:

                                                  2006        2005        2004
                                             ----------  ----------  ----------
Warrants outstanding at beginning of year           --          --     248,180
Warrants issued                                     --          --          --
Warrants exercised                                  --          --    (206,381)
Warrants expired                                    --          --     (41,799)
                                             ----------  ----------  ----------
Warrants outstanding at end of year                 --          --          --
                                             ==========  ==========  ==========


Employee Stock Purchase Plan

The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar quarter. For fiscal 2006, the purchase price is 85 percent of the fair market value of the stock on the last day of the calendar quarter. The Company issued 61,665 shares in fiscal 2006, 37,580 shares in fiscal 2005, and 24,814 shares in fiscal 2004 under this Plan. Prior to amendment in fiscal 2006, the plan enabled eligible employees to purchase shares of the lower of 85 percent of the fair market value of the stock on the first or last day of the calendar year.


5.   ACCRUED WARRANTY COSTS

The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. A summary of changes in the Company's product warranty liability of each of the three years ended July 31 follows:

                                                  2006        2005        2004
                                             ----------  ----------  ----------
Accrued warranty costs at beginning of year..$ 146,500   $ 293,500   $ 146,500
Payments made for warranty costs............. (401,400)   (494,700)   (334,900)
Accrual for product costs....................  346,400     347,700     481,900
                                             ----------  ----------  ----------
Accrued warranty costs at the end of year....$  91,500   $ 146,500   $ 293,500
                                             ==========  ==========  ==========


6.  401 K PLAN

The Company has an employee savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2006, 2005 and 2004 were $372,000, $358,000, and $409,000, respectively.

7.   COMMITMENTS AND CONTINGENCIES

The Company's operations are conducted from a leased facility under an operating lease that expires in fiscal 2011. The lease can be canceled by either party with notice and payment of a termination fee.

The Company is also leasing administrative, shipping and warehouse facilities under an operating lease that expires in fiscal 2009. The Company is also leasing a sales office under an operating lease that expires in 2007.

Total rental expense charged to operations was approximately $426,000, $406,000, and $269,000, for the years ended July 31, 2006, 2005, and 2004, respectively.

Future minimum payments under the non-cancelable operating leases at July 31, 2006 are:


                           Year Ending July          Amount
                           ----------------          ------
                                 2007               $433,000
                                 2008                431,000
                                 2009                394,000
                                 2010                273,000
                                 2011                185,000
                                                     -------
                    Total minimum lease payments  $1,716,000
                                                   =========

We were served with a shareholder lawsuit that was filed with the Minnesota Federal District Court on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws. The Complaint seeks class action status and unspecified damages. We believe that the allegations of the lawsuit are without merit and are contesting the lawsuit vigorously. We do not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution could have a material adverse effect on results of operations, financial condition or cash flows.

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

Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2006, 2005 and 2004 are as follows:

                                      2006          2005          2004
                                 -------------  ------------  ------------
United States....................$ 59,858,452   $63,115,776   $70,867,103
Outside the United States........   2,020,926     1,937,553     1,553,065
                                 -------------  ------------  ------------
Total revenues...................$ 61,879,378   $65,053,329   $72,420,168
                                 =============  ============  ============

In fiscal 2006, 2005, and 2004 there were no individual customers with sales exceeding 10 percent of total revenues.

9.       SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                            Fiscal Year Ended July 31, 2006
                                  ---------------------------------------------------
                                     First        Second       Third        Fourth
                                    Quarter      Quarter      Quarter      Quarter
Product sales                     $15,475,674  $15,129,108  $15,224,827  $16,049,769
Gross profit                       11,245,519   11,226,132   10,825,036   11,468,379
Net income (loss)                     265,602      341,563     (277,608)     479,044

Net income (loss) per common share
         Basic                           $.02         $.02        $(.02)        $.03
         Diluted                         $.01         $.02        $(.02)        $.03
Fiscal 2006 includes the adoption of Statement of Financial Accounting Standards No.
 123(R), Share Based Payment (SFAS 123R), which resulted in $3,462,000 of pre-tax expense, ($2,962,000 after tax, or $0.17 per diluted share). The following were effects on net income (loss) and EPS on a quarterly basis:

                                           First      Second     Third      Fourth
                                          Quarter    Quarter    Quarter     Quarter
Net income (loss)                        ($702,000) ($730,000) ($820,000)  ($710,000)
Net income (loss) per common share -
 diluted                                    ($0.04)    ($0.04)    ($0.05)     ($0.04)

                                       Fiscal Year Ended July 31, 2005
                             ---------------------------------------------------
                                First        Second       Third        Fourth
                               Quarter      Quarter      Quarter      Quarter
Product sales                $17,501,988  $16,168,884  $15,101,977  $16,280,480
Gross profit                  13,197,649   11,885,466   10,946,716   12,056,624
Net income                     2,192,875    1,669,161    1,015,827    1,277,554

Net income per common share
         Basic                     $0.12        $0.09        $0.06        $0.07
         Diluted                    0.11         0.09         0.06         0.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

During fiscal 2006 and 2005, there were no changes in or disagreements with the Company's independent registered public accounting firm on accounting procedures or accounting and financial disclosures.

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

Internal control over financial reporting
-----------------------------------------

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

Management assessed the effectiveness of Possis Medical Inc.'s internal control over financial reporting as of July 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on management's assessment and those criteria, it believes that, as of July 31, 2006, Possis Medical, Inc. maintained effective internal control over financial reporting.

Possis Medical, Inc.'s independent registered public accounting firm has audited management's assessment of the effectiveness of Possis Medical, Inc.'s internal control over financial reporting as of

July 31, 2006, as stated in the Report of Independent Registered Public Accounting Firm, [appearing under Item 9A], which expresses unqualified opinions on management's assessment and on the effectiveness of Possis Medical, Inc.'s internal controls over financial reporting as of July 31, 2006.

October 13, 2006                     /s/ Robert G. Dutcher
                                     ------------------------------
                                     Robert G. Dutcher
                                     Chief Executive Officer

October 13, 2006                     /s/ Jules L. Fisher
                                     ------------------------------
                                     Jules L. Fisher
                                     Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Possis Medical, Inc.:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A, that Possis Medical, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2006, of the Company, and our report dated October 11, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota
October 11, 2006

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

Item 11.  Executive Compensation:

Information regarding compensation of directors and officers for the fiscal year ended July 31, 2006 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules:

(a) 1. Financial Statements

The following financial statements of the Company, accompanied by a Report of Independent Registered Public Accounting Firm, are contained in Part II, Item 8:

     Consolidated Balance Sheets, July 31, 2006 and 2005
     Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended July 31, 2006
     Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2006
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2006
     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

The following financial statement schedules are submitted herewith:

     SCHEDULE II - Valuation Accounts for each of the three years in the period ended July 31, 2006

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

     3.   Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following pages.

 Exhibit         Form          Date Filed                        Description
-----------------------------------------------------------------------------------------------------

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

*   10.11        10-K          Fiscal year ended         Form of incentive stock option agreement
                               July 31, 2002             (1999 Plan)

*   10.12        10-K          Quarter ended             Supplemental Executive Retirement
                               January 31, 2004          Deferred Compensation Agreement dated
                                                         February 1, 2004

   10.13        10-K          Fiscal year ended         Angiometrx Metricath Distribution Agreement
                              July 31, 2004             dated April 16, 2004

   10.14        10-Q          Fiscal year ended         Lease agreement for additional corporate
                              July 31, 2005             and manufacturing facilities dated
                                                        May 26, 2004

   10.15        Filed with                              Minnetronix Development and Production
                this 10-K                               Agreement

   21           Filed with                              Subsidiaries of registrant
                this 10-K

   23           Filed with                              Consent of independent registered
                this 10-K                               public accounting firm

   31.1         Filed with                              Certification of Chief Executive Officer
                this 10-K                               pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act

   31.2         Filed with                              Certification of Chief Financial Officer
                this 10-K                               pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act

   32.1         Filed with                              Certification of Chief Executive Officer
                this 10-K                               pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act

   32.2         Filed with                              Certification of Chief Financial Officer
                this 10-K                               pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act

* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POSSIS MEDICAL, INC.

Dated:  October 13, 2006        by:    /s/ Jules L. Fisher
                                   -----------------------------------------
                                Jules L. Fisher
                                Chief Financial Officer and
                                Vice President of Finance

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date

/s/ Robert G. Dutcher         Chairman, President and          October 13, 2006
Robert G. Dutcher             Chief Executive Officer
                              (Principal Executive Officer)


/s/ Jules L. Fisher           Chief Financial Officer and      October 13, 2006
Jules L. Fisher               Vice President of Finance
                              (Principal Financial and
                               Principal Accounting Officer)

/s/ Mary K. Brainerd          Director                         October 13, 2006
Mary K. Brainerd


/s/ Seymour J. Mansfield      Lead Director                    October 13, 2006
Seymour J. Mansfield


/s/ William C. Mattison, Jr.  Director                         October 13, 2006
William C. Mattison, Jr.


/s/ Whitney A. McFarlin       Director                         October 13, 2006
Whitney A. McFarlin


/s/ Donald C. Wegmiller       Director                         October 13, 2006
Donald C. Wegmiller


/s/ Rodney A. Young           Director                         October 13, 2006
Rodney A. Young

                                                                     SCHEDULE II

                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2006, 2005 AND 2004

-------------------------------------------------------------------------------------------------------
      Column A                        Column B          Column C          Column D         Column E
-------------------------------------------------------------------------------------------------------


                                                       Additions
                                      Balance at       Charged to
                                      Beginning       (Reversal of)      Deductions       Balance at
   Description                        of Year          Expenses          Write-offs       End of Year
-----------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
and returns - deducted from trade
receivables in the balance sheet:

Year ended July 31, 2006             $    670,000     $    690,000       $     778,000    $     580,000
                                     ============     ============       =============    =============
Year ended July 31, 2005                   536,000          682,000             548,000         670,000
                                     =============    =============      ==============   =============
Year ended July 31, 2004                   507,000          603,000             574,000         536,000
                                     =============    =============      ==============   =============


Valuation allowance on
deferred tax asset:

Year ended July 31, 2006             $    690,000      $   973,000       $           --     $ 1,663,000
                                     ============      ===========       ==============   =============
Year ended July 31, 2005                  690,000               --                   --         690,000
                                     ============      ===========       ==============   =============
Year ended July 31, 2004                  740,000               --               50,000         690,000
                                     ============      ===========       ==============   =============

                              POSSIS MEDICAL, INC.
                             FORM 10-K - ITEM 15(a)3

                                  EXHIBIT INDEX
Exhibit
Number   Description
------   -----------

 10.15   Minnetronix Development and Production Agreement

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