Form 10-K/A
period 2006-07-31
POSSIS MEDICAL INC
filed 2006-10-17
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form-10K. X .

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

Available Information

We maintain a website at www.possis.com. We make available on our website under "Investors"--"SEC Filings" and "Financial Results," free of charge, our Annual Report to shareholders, annual reports on Form 10-K/A, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments thereto; and the SEC filings of its directors and executive officers (Forms 3, 4, and 5) under
Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These links are automatically updated, so the filings and any amendment thereto also are available immediately after they are made publicly available by the SEC. These filings also are available by the SEC through the SEC's EDGAR system at www.sec.gov.

Item 1A:  Risk Factors

Our operations are subject to a number of risks and uncertainties that may effect our financial results, our accounting, and the accuracy of the forward making statements we make in this Form 10-K/A. We make statements regarding the timing of product introductions and regulatory approval or permission to market our products; the size of the potential markets for our products; our ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; our ability to obtain regulatory clearance in new foreign markets; the responses of customer to our marketing strategies; our ability to retain and motivate skilled employees especially sales positions; our ability to expand our sales force; the valuation of the Company's deferred tax asset allowance; our future revenue, earnings, earnings per share and expense levels; our future equity financing needs; and our ability to develop new products and enhance existing ones. These forward-looking statements are based on our current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

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

Item 2.  Properties:

We lease approximately 51,000 square feet of office and manufacturing space (including approximately 6,500 square feet of controlled environment manufacturing space) at 9055 Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. We lease approximately 25,000 square feet of additional office and warehouse space at 9130 and 9144 Springbrook Drive, Minneapolis, Minnesota 55433-8003. We lease approximately 800 square feet of office space at 1513 Johnson Ferry Road, Marietta, Georgia 30062. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, in this Form 10-K/A.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 11, 2006

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

October 17, 2006                     /s/ Robert G. Dutcher
                                     ------------------------------
                                     Robert G. Dutcher
                                     Chief Executive Officer

October 17, 2006                     /s/ Jules L. Fisher
                                     ------------------------------
                                     Jules L. Fisher
                                     Chief Financial Officer

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 11, 2006

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

*   10.11        10-K          Fiscal year ended         Form of incentive stock option agreement
                               July 31, 2002             (1999 Plan)

*   10.12        10-K          Quarter ended             Supplemental Executive Retirement
                               January 31, 2004          Deferred Compensation Agreement dated
                                                         February 1, 2004

   10.13        10-K          Fiscal year ended         Angiometrx Metricath Distribution Agreement
                              July 31, 2004             dated April 16, 2004

   10.14        10-Q          Fiscal year ended         Lease agreement for additional corporate
                              July 31, 2005             and manufacturing facilities dated
                                                        May 26, 2004

   10.15        Filed with                              Minnetronix Development and Production
                this 10-K/A                              Agreement

   21           Filed with                              Subsidiaries of registrant
                this 10-K/A

   23           Filed with                              Consent of independent registered
                this 10-K/A                             public accounting firm

   31.1         Filed with                              Certification of Chief Executive Officer
                this 10-K/A                             pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act

   31.2         Filed with                              Certification of Chief Financial Officer
                this 10-K/A                             pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act

   32.1         Filed with                              Certification of Chief Executive Officer
                this 10-K/A                             pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act

   32.2         Filed with                              Certification of Chief Financial Officer
                this 10-K/A                             pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act

* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POSSIS MEDICAL, INC.

Dated:  October 17, 2006        by:    /s/ Jules L. Fisher
                                   -----------------------------------------
                                Jules L. Fisher
                                Chief Financial Officer and
                                Vice President of Finance

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                        Date

/s/ Robert G. Dutcher         Chairman, President and          October 17, 2006
Robert G. Dutcher             Chief Executive Officer
                              (Principal Executive Officer)


/s/ Jules L. Fisher           Chief Financial Officer and      October 17, 2006
Jules L. Fisher               Vice President of Finance
                              (Principal Financial and
                               Principal Accounting Officer)

/s/ Mary K. Brainerd          Director                         October 17, 2006
Mary K. Brainerd


/s/ Seymour J. Mansfield      Lead Director                    October 17, 2006
Seymour J. Mansfield


/s/ William C. Mattison, Jr.  Director                         October 17, 2006
William C. Mattison, Jr.


/s/ Whitney A. McFarlin       Director                         October 17, 2006
Whitney A. McFarlin


/s/ Donald C. Wegmiller       Director                         October 17, 2006
Donald C. Wegmiller


/s/ Rodney A. Young           Director                         October 17, 2006
Rodney A. Young

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
                                     ============      ===========       ==============   =============

                              POSSIS MEDICAL, INC.
                            FORM 10-K/A - ITEM 15(a)3

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