Form 10-Q
period 2006-10-31
POSSIS MEDICAL INC
filed 2006-12-11
CIK 79677

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 2006

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.

     (exact name of registrant as specified in its charter)

           MINNESOTA                                  41-0783184
-------------------------------           -----------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation organization)

9055 EVERGREEN BLVD NW MINNEAPOLIS MN                         55433-8003
---------------------------------------------------  --------------------------
(Address of principal executive offices)                      (Zip Code)

                                  763-780-4555
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

  Large accelerated filer ___ Accelerated filer __X__ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of November 30, 2006 was 17,219,616.



                              POSSIS MEDICAL, INC.

                                      INDEX

PAGE

PART I.          FINANCIAL INFORMATION

         ITEM 1. Financial Statements...........................................  3

                 Consolidated Balance Sheets, October 31, 2006 and

                 July 31, 2006..................................................  3

                 Consolidated Statements of Income and Comprehensive
                 Income for the three months ended October 31, 2006 and 2005....  4

                 Consolidated Statements of Cash Flows for the three months ended October 31, 2006 and 2005................................  5

                 Notes to Consolidated Financial Statements.....................  6

         ITEM 2. Management's Discussion and Analysis of Financial

                 Condition and Results of Operations............................ 11

         ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..... 17

         ITEM 4. Controls and Procedures........................................ 17

PART II.         OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................. 17

         ITEM 1A. Risk Factors.................................................. 17

         ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds... 18

         ITEM 6.  Exhibits...................................................... 18

                 SIGNATURES..................................................... 19


PART 1    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              POSSIS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                             OCTOBER 31,        JULY 31,
                                                                                       2006             2006
                                                                                  ---------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents .....................................................   $  2,365,461    $  3,505,796
  Marketable securities .........................................................     44,985,998      44,610,130
  Trade receivables (less allowance for doubtful accounts and returns
    of $570,000 and $580,000, respectively) .....................................      8,121,299       8,356,776
  Inventories ...................................................................      6,194,666       5,915,950
  Prepaid expenses and other assets .............................................      2,524,244       1,663,322
  Deferred tax asset ............................................................      1,331,000       1,331,000
                                                                                    ------------    ------------
      Total current assets ......................................................     65,522,668      65,382,974

PROPERTY AND EQUIPMENT, net .....................................................      4,939,148       5,090,198
DEFERRED TAX ASSET ..............................................................     11,009,000      10,756,000
OTHER ASSET .....................................................................        825,054         723,262
                                                                                    ------------    ------------

TOTAL ASSETS ....................................................................   $ 82,295,870    $ 81,952,434
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable ........................................................   $  2,326,758    $  2,040,367
  Accrued salaries, wages, and commissions ......................................      2,611,350       3,468,961
  Other liabilities .............................................................      2,773,858       2,715,421
                                                                                    ------------    ------------
     Total current liabilities ..................................................      7,711,966       8,224,749

OTHER LIABILITES ................................................................        943,468         823,975

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares of $0.40 par value each; issued and outstanding, 17,219,616 and 17,146,825 shares,
     respectively ...............................................................      6,887,846       6,858,730
  Additional paid-in capital ....................................................     78,126,535      77,378,276
  Accumulated other comprehensive loss ..........................................       (136,000)       (329,000)
  Retained deficit ..............................................................    (11,237,945)    (11,004,296)
                                                                                    ------------    ------------
        Total shareholders' equity ..............................................     73,640,436      72,903,710
                                                                                    ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $ 82,295,870    $ 81,952,434
                                                                                    ============    ============

See notes to consolidated financial statements.

                              POSSIS MEDICAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005
                                   (UNAUDITED)

                                                               2006            2005
                                                           ------------    ------------
Product sales ..........................................   $ 15,603,881    $ 15,475,674

Cost of sales and other expenses:

   Cost of medical products ............................      4,408,194       4,230,155
   Selling, general and administrative .................      9,816,040       8,393,727
   Research and development ............................      2,414,679       2,509,293
                                                           ------------    ------------

       Cost of sales and other expenses ................     16,638,913      15,133,175
                                                           ------------    ------------

Operating (loss) income ................................     (1,035,032)        342,499
    Interest income ....................................        539,492         403,449
    Gain (loss) on sale of securities ..................         18,891          (6,346)
                                                           ------------    ------------
(Loss) income before income taxes ......................       (476,649)        739,602
(Benefit) provision for income taxes ...................       (243,000)        474,000
                                                           ------------    ------------

Net (loss) income ......................................       (233,649)        265,602

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on securities ...................        193,000         (99,000)
                                                           ------------    ------------
Comprehensive (loss) income ............................   $    (40,649)   $    166,602
                                                           ============    ============
Weighted average number of common of Shares outstanding:

    Basic ..............................................     17,149,993      17,315,847
    Diluted ............................................     17,149,993      17,864,582

Net (loss) income per common share:
    Basic ..............................................   $      (0.01)   $       0.02
                                                           ============    ============
    Diluted ............................................   $      (0.01)   $       0.01
                                                           ============    ============

See notes to consolidated financial statements.

                              POSSIS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                          2006            2005
                                                                      ------------   -------------
OPERATING ACTIVITIES:
Net (loss) income .................................................   $   (233,649)   $   265,602
      Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation ................................................        674,170        615,442
      Loss on asset disposal ......................................         22,206
                                                                                      -----------
      Stock-based compensation expense ............................        931,689        749,054
      Loss on sale of marketable securities .......................         31,601         20,857
      Deferred taxes ..............................................       (373,000)       363,991
      Decrease in trade receivables ...............................        235,477         83,678
      Increase in inventories .....................................       (439,716)      (281,332)
      (Increase) decrease in prepaid expenses and other ...........       (962,714)       205,283
          assets
      Increase in trade accounts payable ..........................        203,982        691,247
      Decrease in accrued and other liabilities ...................       (912,681)      (702,718)
                                                                      ------------    -----------
        Net cash (used) provided by operating activities ..........       (822,635)     2,011,104

INVESTING ACTIVITIES:
      Additions for property and equipment ........................       (301,917)      (595,990)
     Proceeds from sale of marketable securities ..................     18,097,396      6,577,704
     Purchase of marketable securities ............................    (18,191,865)    (7,955,485)
                                                                      ------------    -----------
        Net cash used in investing activities .....................       (396,386)    (1,973,771)

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and exercise of options

                                                                            78,686        211,858
     Excess tax benefits from stock-based compensation ............           --           (9,000)
      Repurchase of common stock ..................................     (1,093,114)
                                                                      ------------    -----------
                                                                                      -----------
        Net cash provided by (used in) financing activities .......         78,686       (890,256)
                                                                      ------------    -----------

DECREASE IN CASH AND CASH
          EQUIVALENTS .............................................     (1,140,335)      (852,923)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
          QUARTER .................................................      3,505,796      5,257,244
                                                                      ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER
                                                                      $  2,365,461    $ 4,404,321
                                                                      ============    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for income taxes ...................................   $    254,850    $   166,520
     Issuance of restricted stock .................................        548,957        230,600

     See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in our 2006 Annual Report.

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

2. NET (LOSS) INCOME PER COMMON SHARE

     Basic (loss) income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, and shares issuable under the employee stock purchase plan.

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                         Three Months Ended
                                                            October 31,
                                                    ---------------------------
                                                       2006             2005
                                                    ------------    -----------
     Numerator:

       Net (loss) income, basic and diluted         $   (233,649)   $   265,602
                                                    ============    ===========

     Denominator:
       Weighted average common shares outstanding     17,149,993     17,315,847

       Effect of potentially dilutive securities:
         Stock options and other                            --          548,735
                                                    ------------    -----------
       Weighted average common shares
       outstanding, assuming dilution
                                                      17,149,993     17,864,582
                                                    ============    ===========
     Basic earnings per share                       $      (0.01)   $      0.02
     Diluted earnings per share                     $      (0.01)   $      0.01

     Potential dilutive securities include stock options, non-vested share awards and shares issuable under our employee stock purchase plan (ESPP).

     The computation of dilutive shares outstanding excluded options to purchase 1,781,000 and 1,910,000 shares of common stock for the three months ended October 31, 2006 and 2005, respectively. These amounts were excluded because the options' exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.)

3. STOCK BASED-COMPENSATION

      We have a stock-based compensation plan under which we grant stock options and restricted stock (non-vested share awards) and also have an Employee Stock Purchase Plan (ESPP). Stock options issued prior to July 31, 2005 have a ten-year term. Stock options issued subsequent to July 31, 2005 have a five-year term. Although outstanding stock options issued to employees generally vest over a four-year period, on occasion we have issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, based on the basis for issuance: a) six months - stock options in lieu of compensation for services rendered as directors, b) four years - annual grants of stock options and c) stock price performance with a seven-year cliff period - service award options. Directors receive an annual non-vested share award that vests upon continued service (time based) of one year. Our ESPP permits employees to purchase stock at 85 percent of the market price of our common stock at the end of the quarterly purchase period.

     On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), SHARE-BASED PAYMENT (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the three months ended October 31, 2006 and 2005, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, that are either market-based or time-based, on a straight-line basis over the vesting period of the award. Total stock-based compensation expense included in our statement of income for the three months ended October 31, 2006 and 2005, was $932,000 and $749,000, respectively.

     The following table summarizes the stock option transactions for the three months ended October 31, 2006:

                                                     Options          Weighted- Average                Weighted-
                                                                      Exercise Price Per           Average Remaining
                                                                            Share                   Contractual Term
                                                                                                       (in years)
     Outstanding on July 31, 2006                     3,208,000             $11.55
               Granted                                  279,000             $ 8.74
               Exercised                                      -             $  -
               Forfeited/Canceled                      (97,000)             $16.63
                                                  ==============    =======================
     Outstanding on October 31, 2006                  3,390,000             $11.18                        5.08
                                                  ==============    =======================     =========================
     Exercisable on October 31, 2006                  2,285,000             $10.77                        4.69
                                                  ==============    =======================     =========================

     Note: At October 31, 2006, shares associated with our ESPP were not significant and are excluded from the table above.

     The aggregate intrinsic value of options (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended October 31, 2006 and 2005, was $0 and $25,000, respectively.

     We estimated the fair values using the Actuarial Binomial option-pricing model, modified for dividends and using the following assumptions:

                                                                                Three Months Ended
                                                                                    October 31,
                                                                   ----------------------------------------------
                                                                            2006(1)                2005(1)
                                                                   --------------------       -------------------
                 Risk-free rate(2).............................                  4.89%                     4.09%

                 Expected dividend yield......................                      0%                        0%
                 Expected stock price volatility(3)............                 56.16%                    37.82%
                 Expected life of stock options(4).............             4.15 years                4.14 years
                 Fair value per option........................             $4.17-$4.72               $4.38-$5.60

1.   Forfeitures are estimated based on historical experience.

2. Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.

3. We used an outside valuation advisor to assist us in more accurately projecting expected stock price volatility. Historical market price data was used.

4. We estimate the expected life of stock options based upon historical experience.

     Net cash proceeds from the exercise of stock options were $0 and $212,000 for the three months ended October 31, 2006 and 2005, respectively.

     The actual income tax benefit realized from stock option exercises was $0 and $9,000 for the three months ended October 31, 2006 and 2005, respectively.

     Non-Vested Share Awards

     The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our non-vested market-based and time-based share awards as of October 31, 2006 and changes during the three-month period ended October 31, 2006, is as follows:

MARKET-BASED AND TIME-BASED SHARE AWARDS                        SHARES           FAIR VALUE
----------------------------------------                     -------------     --------------
Outstanding at July 31, 2006                                         3,594            $ 8.36
Granted                                                             63,390              8.66
Vested                                                                   -                 -
Forfeited/Canceled                                                       -                 -
                                                             --------------    --------------
Outstanding at October 31, 2006                                     66,984            $10.02
                                                             ==============    ==============

     No time-based share awards vested during the three months ended October 31, 2006. As of October 31, 2006, there was $484,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the life of the awards.

4. ACCOUNTING PRONOUNCEMENTS

     In February 2006, the FASB issued FASB No. 155, "Accounting for Certain Hybrid Financial Instruments". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

     In March 2006, the FASB issued FASB No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on the our consolidated earnings, financial position or cash flows. In June 2006, The FASB issued FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We are is in the process of evaluating the impact of adopting this interpretation and adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

5. MARKETABLE SECURITIES

     During the quarters ended October 31, 2006 and 2005, we primarily invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized gain, net of taxes, on these investments, of approximately $193,000 for the three months ended October 31, 2006 is included within other comprehensive gain. The unrealized loss, net of taxes, on these investments of approximately $99,000 for the three months ended October 31, 2005 is included within other comprehensive loss. The net unrealized loss included in shareholders' equity as of October 31, 2006 and 2005 was $136,000 and $329,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                                           Oct. 31, 2006            July 31, 2006
                                                        ------------------      --------------------
             Finished goods..........................   $        2,240,239        $        2,021,448
             Work-in-process.........................            1,627,110                 1,381,157
             Raw materials...........................            2,327,317                 2,513,345
                                                        ------------------      --------------------
                                                        $      6,194,666        $         5,915,950
                                                        ==================      ====================

7. PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:



                                                            Oct.31, 2006          July 31, 2006              Life
                                                         -------------------    ------------------    -------------------
         Leasehold improvements........................          2,827,449              2,805,467         7-10 years
         Equipment....................................          11,582,760             11,532,405      3 to 10 years
         Assets in construction........................            463,493                482,071               N/A
                                                         -------------------    ------------------
                                                                14,873,702             14,819,943
         Less accumulated depreciation.................         (9,934,554)            (9,729,745)
                                                         -------------------    ------------------
         Property and equipment - net.................   $       4,939,148            $ 5,090,198
                                                         ===================    ==================

8. SEGMENT AND GEOGRAPHIC INFORMATION

     Our operations are in one business segment: the design, manufacture and distribution of endovascular medical devices. We evaluate revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States are as follows:

                                                                    Three Months Ended
                                                                        October 31,
                                                              2006                       2005
                                                       --------------------       ------------------
           United States............................   $     15,181,046               $ 15,050,856
           Non-United States.......................             422,835                    424,818
                                                       --------------------       ------------------
           Total Revenues..........................    $     15,603,881               $ 15,475,674
                                                       ====================       ==================

9. COMMON STOCK

     During the three months ended October 31,2006, there were no stock options exercised. During the three months ended October 31, 2005, stock options for the purchase of 20,186 shares of our common stock were exercised at prices between $6.38 and $12.44 per share resulting in proceeds of $212,000.

     During the three months ended October 31, 2006, we issued 9,401 shares in connection with our employee stock purchase plan. There were no shares issued in connection with our employee stock purchase plan during the three months ended October 31, 2005.

     On August 15, 2006, we issued 63,390 shares of restricted stock to executives and key management as part of the fiscal 2006 management incentive program. The fair market value of the restricted stock was $549,000. The restricted stock vests over four years or earlier if the stock price closes at $11.26 or greater for twenty consecutive trading days. In the three months ended October 31, 2006, $70,700 was expensed as compensation expense.

     On August 29, 2005, we issued 18,353 shares of restricted stock to executives as part of the fiscal 2005 management incentive program. The fair market value of the restricted stock was $230,600. The restricted stock vested if our stock price closed at $13.00 or greater and became vested on August 31, 2005 when our stock price closed at $13.03. Accordingly, the full $230,600 was expensed in fiscal 2005 as compensation expense. We cancelled 6,289 shares of restricted stock due to the executives electing to receive fewer shares in lieu of paying the withholding taxes.

     During the three months ended October 31, 2006, there were no stock repurchases. During the three months ended October 31, 2005, we repurchased 99,600 shares in the public market at prices between $10.93 and $11.06 per share for $1,093,000.

10. ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:

                  Accrued warranty costs at July 31, 2006                               $ 91,500
                  Payments made for warranty costs..............................         (89,700)
                  Provision for product costs..................................           85,700
                                                                                   -----------------
                  Accrued warranty costs at October 31, 2006...................         $ 87,500
                                                                                   =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

We make a number of forward-looking statements in this Management's Discussion and elsewhere in this 10-Q that are based on our current expectations and on assumptions that may not prove correct. The realization of these forward-looking statements is subject to various risks and uncertainties that are indentified in our Form 10-K for the year ended October 31, 2006 under the Item 1A Risk Factors and are summarized below under in Part II, Item 1A of this Form 10-Q. You should read these factors when assessing these forward looking statements.

OUR BUSINESS

Possis Medical Inc. develops, manufactures, and markets pioneering medical devices for mechanical thrombectomy in native coronary arteries and coronary bypass grafts, leg arteries, upper- and lower- extremity peripheral veins and in kidney dialysis access grafts. Our primary product, the AngioJet(R) RheolyticTM Thrombectomy System (AngioJet System) uses miniaturized waterjet technology, which enables interventional cardiologists, interventional radiologists, vascular surgeons, and other specialists to rapidly, safely and effectively remove blood clots throughout the body.

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

To further expand the range of products we offer, we began selling the SafeSeal(TM) Hemostasis Patch to control bleeding from the puncture made to perform an endovascular procedure in May 2006. In addition, we started selling a manual aspiration device, Fetch(TM) Aspiration Catheter, an alternative for the aspiration of small, fresh blood clots in October 2006. In December 2006, we anticipate the first human use of the GuardDOG(R) Occlusion System. The GuardDOG System enables physicians to quickly and effectively manage local blood flow while employing interventional techniques and devices to treat vascular disease.

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

Non-GAAP (General Accepted Accounting Principles) Disclosures

In our Management's Discussion and Analysis, and Notes to Consolidated Financial Statements, we make reference to non-GAAP financial measures - the effect on net income, net income after tax and net income per share resulting from compensation charges under SFAS 123 (R), and other non-GAAP line items from the Consolidated Statements of Income and Comprehensive Income, including cost of medical products, operating expenses (including selling, general and administrative, and research and development), and provision for income taxes. These measures are not in accordance with, or are an alternative to, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. Possis believes that the presentation of non-GAAP net income, non-GAAP net income per share data, and other non-GAAP line items from the Consolidated Statements of Income and Comprehensive Income, when shown in conjunction with the corresponding GAAP measures, provides useful information to management and investors regarding financial and business trends relating to its financial condition and results of operations. Possis further believes that where the adjustments used in calculating non-GAAP net income and non-GAAP net income per share are based on specific identified charges that impact different line items in the statements of income (including cost of medical products, selling, general and administrative and research and development expense), that it is useful to investors to know how these specific line items in the statements of income are affected by these adjustments. In particular, as Possis applies SFAS 123(R), it believes that it is useful to investors to understand how the expenses associated with the application of SFAS 123(R) are reflected in its Consolidated Statements of Income and Comprehensive Income.

RESULTS OF OPERATIONS

Three Month Periods Ended October 31, 2006 and 2005

Summary

Total product sales for the three months ended October 31, 2006 increased $128,000, or 1 percent, to $15,604,000 compared to $15,476,000 for the comparable period in fiscal 2006.

We recorded a net loss for the quarter ended October 31, 2006 of $234,000, or $0.01 per diluted share, compared to net income of $266,000, or $0.01 per diluted share, in the comparable quarter in fiscal 2006. Net income for the quarters ended October 31, 2006 and 2005, reflects the impact of SFAS No.123(R), which resulted in stock-based compensation expense of $852,000 ($666,000 after tax, or $0.04 per diluted share) and $822,000, ($702,000 after tax, or $0.04 per diluted share), respectively.

Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2006 and 2005.


                                    --------------------------------------------  ------------------------------------------------
                                                                                                 Pro-forma Non-GAAP
                                                    As Reported                                 Excluding SFAS 123(R)
                                    --------------------------------------------  ------------------------------------------------
                                            31-Oct          Increase (Decrease)          31-Oct           Increase    (Decrease)
                                       2006        2005     Dollars     Percent      2006       2005      Dollars       Percent
Product Sales                       $ 15,604    $ 15,476    $   128      0.8%     $  15,604    $ 15,476    $   128          0.8%

Operating expenses

      Cost of medical products         4,408       4,230        178      4.2%         4,314       4,128        186          4.5%
      Selling, general and             9,816       8,394      1,422     16.9%         9,232       7,863      1,369         17.4%
      administrative
      Research and development         2,415       2,509        (94)    (3.7%)        2,241       2,320        (79)        -3.4%
      Total                           16,639      15,133      1,506     10.0%        15,787      14,311      1,476        103. %

Operating (loss) income               (1,035)        343     (1,378)   (401.7%)        (183)      1,165     (1,348)      -115.7%

      Other income                       558         397        161     40.6%           558         397        161         40.6%

(Loss) income before income taxes       (477)        740     (1,217)   (164.5%)         375       1,562     (1,187)       -76.0%

Income tax benefit (provision)           243        (474)      (717)   (151.3%)          57        (594)       651       -109.6%

Net (loss) income                   $   (234)   $    266       (500)   (188.0%)   $     432    $    968    $  (536)       -55.4%



The following tables show the Statement of Income as a percentage of product sales for the three months ended October 31, 2006 and 2005.

                                                                            Pro-forma Non-GAAP
                                                        As Reported         Excluding SFAS 123(R)
                                                        -----------        ----------------------
                                                        2006        2005        2006        2005
                                                        ----        ----        ----        ----
  Product sales                                          100%      100.0%        100%      100.0%

  Operating expenses

     Cost of medical products                           28.2%       27.3%       27.6%       26.7%
     Selling, general and administrative                62.9%       54.2%       59.2%       50.8%
     Research and development                           15.5%       16.2%       14.4%       15.0%
     Total                                             106.6%       97.8%      101.2%       92.5%

  Operating income                                     (6.6%)        2.2%      (1.2%)        7.5%
  Other income                                           3.6%        2.6%        3.6%        2.6%
  Income before income taxes                           (3.1%)        4.8%        2.4%       10.1%
  Income taxes provision                                 1.6%       -3.1%         .4%       -3.8%
  Net income                                           (1.5%)        1.7%        2.8%        6.3%

Revenue

Product sales for the three months ended October 31, 2006 increased 1 percent to $15,604,000 from $15,476,000 for the same period in 2006. The slight revenue increase during fiscal 2006 relates to increased peripheral (medium length catheters) sales partially offset by a reduction in coronary (long length catheters) and AV sales. Peripheral sales increased 21 percent, coronary sales decreased by seven percent and AV sales decreased by ten percent over the prior year period. We also sold fewer drive units during the quartered ended October 31, 2006 versus the 2005 quarter, in part we believe because customers await introduction of our new AngioJet Ultra Console. We anticipate FDA clearance of this product within the next several months and expect that our catheter sales will be enhanced by the AngioJet Ultra Console introduction.

As of October 31, 2006, we had a total of 1,699 domestic drive units in the field, compared to 1,560 drive units at October 31, 2004, and 1,672 units as of July 31, 2006. During the three month period ended October 31, 2006, our catheter sales decreased approximately 2% to approximately 11,700 catheters from approximately 11,900 catheters in the same prior year period. The average catheter utilization rate per installed domestic drive unit was 6.7 in the first quarter of fiscal 2007 compared to 7.5 in the first quarter last year and compared sequentially to a rate of 7.1 in the fourth quarter of fiscal 2006. We sold 30 domestic drive units during the three months ended October 31, 2006, compared to 42 drive units in the same period in the prior year and to 22 drive units in the fourth quarter of fiscal 2006.

Foreign product sales for the three months ended October 31, 2006 and 2005 were $423,000 and $425,000, respectively.

Cost of Medical Products/Gross Profit

Cost of medical products increased $178,000 to $4,408,000 in the three month period ended October 31, 2006 over the same period in the previous year. The increase was primarily due to an increase in overhead costs. Cost of medical products for the three months ended October 31, 2006 and 2005 both reflect the impact of SFAS No. 123(R), which resulted in increased stock-based compensation expense of $94,000 and $102,000, respectively.

Gross profit decreased by $50,000 to $11,196,000, or 71.7 percent of product sales, for the three months ended October 31, 2006, from $11,246,000 or 72.7 percent of product sales in the same period in the previous year. The decrease in the gross profit margin was primarily due to lower unit sales of higher margin coronary products compared to the first quarter in the previous year.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,422,000 to $9,816,000 for the three months ended October 31, 2006 compared to the same period in the previous year. The expense increase for the three months ended October 31, 2006, relates primarily to higher sales expense under our new compensation plan and additional sales staff, combined with increased marketing clinical study spending. The impact of the stock-based compensation expense relating to SFAS No. 123(R) for the three months ended October 31, 2006 and 2005 was $584,000 and $531,000, respectively.

Research and Development Expense

Research and development expense decreased $94,000 to $2,415,000 or 15 percent of sales, in the three months ended October 31, 2006, when compared to the first quarter in the previous year. For the three months ended October 31, 2005, research and development was $2,509,000 or 16% of sales. The impact of the stock-based compensation expense relating to SFAS No. 123(R) for the three months ended October 31, 2006 and 2005 was $174,000 and $189,000, respectively. Current research and development projects include the completion of the Ultra Console, combined unit systems and the distal occlusion guidewires.

Interest Income

Interest income increased $136,000 in the three months ended October 31, 2006 to $539,000, over the same period in the prior year. The increased interest income is attributable to a combination of higher interest rates and a larger available investment base. The majority of excess cash is invested in a portfolio of marketable securities. We expect interest income to increase in fiscal 2007 as compared to fiscal 2006 due to generating positive operating cash flows.

Gain (Loss) On Sale of Securities

Gain on sales of securities was $19,000 for the three months ended October 31, 2006. Loss on sales of securities was $6,000 for the three months ended October 31, 2005. The gains and losses in fiscal 2007 and 2006 were due to interest rate fluctuations that change the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

Our effective tax rate in the three month periods ending October 31, 2006 and 2005, was 51 percent and 64 percent, respectively. The GAAP effective tax rate in the current quarter is attributable to how Incentive Stock Options (or ISO's) are treated under SFAS 123 (R). There is no tax benefit recognized for ISO expense under SFAS 123(R) until there is an exercise and associated disqualifying disposition resulting in an actual tax benefit for the Company. Non-Qualified stock options are fully tax affected under SFAS 123 (R) as the value is expensed over the vesting period. Approximately 43 percent of our outstanding options as of October 31, 2006 are ISO's so the impact on Possis Medical is significant. This ISO tax treatment under SFAS 123 (R) reduced earnings by $0.01 per share for the three months ended October 31, 2006 and 2005, respectively.

We continue to maintain a valuation allowance of $1,413,000 against our deferred tax asset because we believe we it is more likely than not that $1,413,000 of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities totaled approximately $47,351,000 at October 31, 2006 versus $48,116,000 at July 31, 2006.

During the three months ended October 31, 2006, we used $823,000 of cash for operating activities. We used cash to fund our $234,000 net loss, and an increase in deferred taxes of $373,000, an increase in inventories of $440,000, an increase in prepaid expenses and other assets of $963,000 and a decrease in accrued liabilities of $913,000. These uses of cash from operations were partially offset by cash generated from depreciation of $674,000, stock compensation expense of $932,000, a decrease in accounts receivable of $235,000 and an increase in accounts payable of $204,000. We depreciate company-owned drive units at customer locations, as well as property and equipment. The increase in the deferred tax asset was due to the tax benefit relating to the current quarter net loss. Inventory increased as new products were released during the past two quarters and a buildup of the new Ultra Console for the anticipated launch later in fiscal 2007. The increase in other assets relate primarily to deposits for the delivery of the Ultra Consoles later in fiscal 2007. The decreases in accrued liabilities were due to the timing of payments and included the payment of fiscal 2006 corporate incentives in September 2006. The increase in accounts payable was due to the timing of payments.

Cash used in investing activities was $396,000 including the net purchase of marketable securities of $94,000 and the purchase of $302,000 of property and equipment.

Net cash generated in financing activities was $79,000, which resulted from the cash received in connection with the sale of stock as part of the employee stock purchase plan. There were no stock repurchases during the first quarter of fiscal 2007.

There have been no material changes in our capital commitments, including our contractual obligations, since the beginning of our fiscal year. We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of our AngioJet business and the repurchase of our common stock as authorized by our Board of Directors.

OFF-BALANCE SHEET OBLIGATIONS

We do not have any material off-balance-sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels.


Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the first quarter. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of October 31, 2006.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended October 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

We identify a number of risks that effect our operations, and our ability to realize statements that we make that are "forward-looking" in our annual report on Form 10-K under Item 1A. There have been no material changes in those risks, which are summarized below, since the filing of our Form 10-K. Among the risks we have identified are:

o    our dependence on a single product line--the AngioJet Rheolytic System
o    the effects of adverse clinical studies
o the effects of extensive regulation of our product development, product manufacturing and product sales
o    our dependence on our current manufacturing facility;

o unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes;
o the existence of larger entities in our industry which may develop new competitive products such as inexpensive aspiration devices, combined aspiration/occlusion products and compounds with which we would have difficulty competing or that may make our products obsolete;
o the effect of changes in the health care industry generally, such as restrictions imposed on sales time at interventional labs; consolidation of industry participants, cost containment and trends toward managed care;
o    the cost and effectiveness of our intellectual property protection
o    the effects of changes in reimbursement;
o our ability to retain key personnel and motivate skilled employees, especially for sales positions; o the possibility of medical product liability issues;
o    possible sudden restrictions in supply of key materials
o the effectiveness of our sales and marketing efforts in re-establishing coronary product usage,

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Our Board of Directors has authorized the repurchase of up to $15,000,000 of our common stock in open-market transactions through December 2006, of which we had purchase $5,003,000 through October 31, 2006. During the three months ended October 31, 2006, no shares of our common stock were repurchased pursuant this program. .

ITEM 6.           EXHIBITS

Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.


         Exhibit                    Description
     ----------------- -------------------------------------------------------
           31.1        Certification of the Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2        Certification of the Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1        Certification of the Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.
           32.2        Certification of the Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                POSSIS MEDICAL, INC.



DATE:  December 8, 2006         By:  /s/ Robert G. Dutcher
                                              --------------------------------
                                              ROBERT G. DUTCHER
                                              Chairman, President and
                                               Chief Executive Officer

DATE:  December 8, 2006         By:  /s/ Jules L. Fisher
                                              --------------------------------
                                              JULES L. FISHER
                                              Vice President of Finance and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.

         Exhibit                    Description
     ----------------- --------------------------------------------------------

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