Form 10-Q
period 2007-01-31
POSSIS MEDICAL INC
filed 2007-03-12
CIK 79677

"""
                                       ===
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended January 31, 2007

                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)

               Minnesota                                    41-0783184
-----------------------------------------      ---------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
       incorporation organization)                      Identification No.)

     9055 Evergreen Blvd NW Minneapolis MN                  55433-8003
------------------------------------------     ---------------------------------
(Address of principal executive offices)               (Zip Code)

                                  763-780-4555
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

  Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|
                                                                 -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of February 28, 2007, was 17,222,099.

                              POSSIS MEDICAL, INC.

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----


PART I.                FINANCIAL INFORMATION

         ITEM 1.       Financial Statements............................................................   3

                       Consolidated Balance Sheets, January 31, 2007 and
                       July 31, 2006...................................................................   3

                       Consolidated Statements of Income and Comprehensive Income for the three and six
                       months ended January, 2007 and 2006.............................................   4

                       Consolidated Statements of Cash Flows for the six months
                       ended January 31, 2007 and 2006.................................................   5

                       Notes to Consolidated Financial Statements......................................   6

         ITEM 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................  12

         ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk......................  18

         ITEM 4.       Controls and Procedures.........................................................  18

PART II.               OTHER INFORMATION

         ITEM 1.        Legal Proceedings..............................................................  19

         ITEM 1A.       Risk Factors...................................................................  19

         ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds....................  20

         ITEM 3.        Exhibits.......................................................................  21

                       SIGNATURES......................................................................  22


PART 1    FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                              POSSIS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                            January 31, 2007     July 31, 2006
                                                                                  ----------------    ----------------

CURRENT ASSETS:
  Cash and cash equivalents ...................................................   $      2,903,620    $      3,505,796
  Marketable securities .......................................................         42,508,664          44,610,130
  Trade receivables (less allowance for doubtful accounts and returns
   of $690,000 and $580,000, respectively) ....................................          8,873,758           8,356,776
  Inventories .................................................................          6,846,125           5,915,950
  Prepaid expenses and other assets ...........................................          1,959,326           1,663,322
  Deferred tax asset ..........................................................          1,331,000           1,331,000
                                                                                  ----------------    ----------------
      Total current assets ....................................................         64,422,493          65,382,974

PROPERTY AND EQUIPMENT, net ...................................................          4,795,885           5,090,198
DEFERRED TAX ASSET ............................................................         10,834,000          10,756,000
INVESTMENT IN RAFAEL MEDICAL ..................................................          2,608,199                  --
OTHER ASSET ...................................................................          1,062,457             723,262
                                                                                  ----------------    ----------------

TOTAL ASSETS ..................................................................   $     83,723,034    $     81,952,434
                                                                                  ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable ......................................................   $      1,313,480    $      2,040,367
  Accrued salaries, wages, and commissions ....................................          3,477,967           3,468,961
  Other liabilities ...........................................................          2,467,734           2,715,421
                                                                                  ----------------    ----------------
     Total current liabilities ................................................          7,259,181           8,224,749

OTHER LIABILITES ..............................................................          1,047,065             823,975

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares of $0.40 par value each; issued and outstanding, 17,220,162 and 17,146,825 shares,
   respectively ...............................................................          6,888,065           6,858,730
  Additional paid-in capital ..................................................         79,733,968          77,378,276
  Accumulated other comprehensive loss ........................................           (141,000)           (329,000)
  Retained deficit ............................................................        (11,064,245)        (11,004,296)
                                                                                  ----------------    ----------------
        Total shareholders' equity ............................................         75,416,788          72,903,710
                                                                                  ----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................   $     83,723,034    $     81,952,434
                                                                                  ================    ================

See notes to consolidated financial statements.

                              POSSIS MEDICAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2007 AND 2006
                                   (UNAUDITED)


                                                              Three Months Ended                 Six Months Ended
                                                        ------------------------------    ------------------------------
                                                        Jan. 31, 2007    Jan. 31, 2006    Jan. 31, 2007    Jan. 31, 2006
                                                        -------------    -------------    -------------    -------------

Product sales .......................................   $  15,806,085    $  15,129,108    $  31,409,966    $  30,604,782

Cost of sales and other expenses:
   Cost of medical products .........................       4,737,400        3,902,976        9,145,594        8,133,131
   Selling, general and administrative ..............       9,265,398        7,511,257       19,081,443       15,904,984
   Research and development .........................       1,943,999        3,197,804        4,358,673        5,707,097
                                                        -------------    -------------    -------------    -------------
       Cost of sales and other expenses .............      15,946,797       14,612,037       32,585,710       29,745,212
                                                        -------------    -------------    -------------    -------------

Operating (loss) income .............................        (140,712)         517,071       (1,175,744)         859,570
    Interest income .................................         536,620          427,633        1,076,112          831,082
    Loss on sale of securities ......................         (38,208)         (19,141)         (19,317)         (25,487)
                                                        -------------    -------------    -------------    -------------

Income (loss) before income taxes ...................         357,700          925,563         (118,949)       1,665,165
(Benefit) provision for income taxes ................        (184,000)         584,000          (59,000)       1,058,000
                                                        -------------    -------------    -------------    -------------

Net (loss) income ...................................         173,700          341,563          (59,949)         607,165

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities ................          (5,000)          19,000          188,000          (80,000)
                                                        -------------    -------------    -------------    -------------
Comprehensive income ................................   $     168,700    $     360,563    $     128,051    $     527,165
                                                        =============    =============    =============    =============

Weighted average number of common shares outstanding:
    Basic ...........................................      17,179,940       17,228,059       17,164,966       17,271,953
    Diluted .........................................      17,734,245       17,683,758       17,164,966       17,768,948

Net income per common share:
    Basic ...........................................   $        0.01    $        0.02    $        0.00    $        0.04
                                                        =============    =============    =============    =============
    Diluted .........................................   $        0.01    $        0.02    $        0.00    $        0.03
                                                        =============    =============    =============    =============


See notes to consolidated financial statements.

                              POSSIS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND 2006
                                   (UNAUDITED)


                                                                             2007            2006
                                                                         ------------    ------------
  OPERATING ACTIVITIES:
  Net (loss) income ..................................................   $    (59,949)   $    607,165
        Adjustments to reconcile net income to net cash
            provided by operating activities:
        Depreciation .................................................      1,410,549       1,298,569
        Loss on asset disposal .......................................         21,007              --
        Stock-based compensation expense .............................      2,446,144       1,699,804
        Loss on sale of marketable securities ........................         19,317          25,487
        Deferred taxes ...............................................       (194,000)        921,210
        (Increase) decrease in trade receivables .....................       (516,982)        608,332
        Increase in inventories ......................................     (1,271,175)       (850,641)
        (Increase) decrease in prepaid expenses and other assets .....       (550,109)        281,008
        Decrease in trade accounts payable ...........................       (798,887)        (33,386)
        Decrease in accrued and other liabilities ....................       (279,725)        (82,944)
                                                                         ------------    ------------
            Net cash (used) provided by operating activities .........        226,190       4,474,604

  INVESTING ACTIVITIES:
        Investment in Rafael Medical .................................     (2,608,199)             --
        Additions for property and equipment .........................       (725,443)     (1,008,887)
        Proceeds from sale of fixed assets ...........................          1,200              --
        Proceeds from sale of marketable securities ..................     56,318,945      14,645,668
        Purchase of marketable securities ............................    (54,017,886)    (16,417,834)
                                                                         ------------    ------------
            Net cash used in investing activities ....................     (1,031,383)     (2,781,053)

  FINANCING ACTIVITIES:
        Proceeds from issuance of common stock and exercise of options        203,017         616,241
        Excess tax benefits from stock based compensation ............             --         (13,000)
        Repurchase of common stock ...................................             --      (2,612,836)
                                                                         ------------    ------------
            Net cash provided by (used in) financing activities ......        203,017      (2,009,595)
                                                                         ------------    ------------

  DECREASE IN CASH AND CASH EQUIVALENTS ..............................       (602,176)       (316,044)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................      3,505,796       5,257,244
                                                                         ------------    ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $  2,903,620    $  4,941,200
                                                                         ============    ============

  SUPPLEMENTAL CASH FLOW DISCLOSURE:
        Cash paid for income taxes ...................................   $    259,850    $    197,301
        Issuance of restricted stock .................................        591,707         266,600


See notes to consolidated financial statements

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

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

     INVESTMENT IN RAFAEL MEDICAL

     We invested in Rafael Medical Technologies, Inc. (Rafael), a company developing a inferior vena cava (IVC) filter named SafeFlo(R). In December 2006, we invested $2.5 million in a series of preferred stock of Rafael that represents a 15 percent ownership interest and also executed a stock purchase agreement that provides us a right for a period of three-year to purchase the remaining capital stock of Rafael that is or may become outstanding. We have committed to provide up to an additional $1.5 million as requested by Rafael in secured debt financing if necessary, during this three year period at Rafael's election, none of which is outstanding at January 31, 2007. The preferred stock purchase agreement provides us with a number of rights as an investor. The additional investment of $108,000 relates to transaction related costs that were capitalized. As of January 31, 2007 management has determined that there is no impairment in the value of its investment in Rafael which is accounted for under the cost method.

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

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:


                                                    Three Months Ended            Six Months Ended
                                                        January 31,                  January 31,
                                               ---------------------------   ----------------------------
                                                   2007           2006           2007            2006
                                               ------------   ------------   ------------    ------------
Numerator:
  Net income (loss)                            $    173,700   $    341,563   $    (59,949)   $    607,165
                                               ============   ============   ============    ============
Denominator:
  Weighted average common
  shares outstanding                             17,179,940     17,228,059     17,164,966      17,271,953

  Effect of potentially dilutive securities:
        Stock options and other                     554,305        455,699             --         496,995
                                               ------------   ------------   ------------    ------------
  Weighted average common shares
  outstanding, assuming dilution

                                                 17,734,245     17,683,758     17,164,966      17,768,948
                                               ============   ============   ============    ============

Basic earnings per share                       $       0.01   $       0.02   $       0.00    $       0.04
Diluted earnings per share                     $       0.01   $       0.02   $       0.00    $       0.03


     Potential dilutive securities include stock options, non-vested share awards and shares issuable under our employee stock purchase plan (ESPP).

     The computation of dilutive shares outstanding excluded options to purchase 1,418,000 and 1,907,000 shares of common stock for the three months ended January 31, 2007 and 2006, and 1,423,000 and 1,898,000 shares of common stock for the six months ended January 31, 2007 and 2006, respectively. These amounts were excluded because the option exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.) In addition, the computation of dilutive shares outstanding excluded options to purchase an additional 583,000 shares of common stock for the six months ended January 31, 2007 due to the Company having a net loss.

3.   STOCK BASED-COMPENSATION

      We have a stock-based compensation plan under which we grant stock options and restricted stock (non-vested share awards) and also have an Employee Stock Purchase Plan (ESPP). Stock options issued prior to July 31, 2005 have a ten-year term. Stock options issued subsequent to July 31, 2005 have a five-year term. Although outstanding stock options issued to employees generally vest over a four-year period, on occasion we have issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, based on the basis for issuance: a) six months - stock options in lieu of compensation for services rendered as directors, b) four years - annual grants of stock options and c) stock price performance with a five-year cliff period - service award options. Directors also receive an annual non-vested share award that vests upon continued service (time based) of one year. Our ESPP permits employees to purchase stock at 85 percent of the market price of our common stock at the end of the quarterly purchase period.

     On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the three and six months ended January 31, 2007 and 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, that are either market-based or time-based, on a straight-line basis over the vesting period of the award. Total stock-based compensation expense included in our statement of income for the three months ended January 31, 2007 and 2006, was $662,000, net of tax, and $730,000, net of tax, respectively. Total stock-based compensation expense included in our statement of income for the six months ended January 31, 2007 and 2006, was $1,628,000, net of tax and $1,432,000, net of tax,
     respectively.

     The following table summarizes the stock option transactions for the six months ended January 31, 2007:


                                              Options        Weighted- Average          Weighted-
                                                             Exercise Price Per     Average Remaining
                                                                   Share             Contractual Term
                                                                                        (in years)
     Outstanding on July 31, 2006            3,208,000            $11.55
               Granted                         379,000            $ 9.52
               Exercised                       (12,000)           $ 4.93
               Forfeited/Canceled             (184,000)           $16.45
                                           ==============  ======================
     Outstanding on January 31, 2007         3,391,000            $11.09                   4.93
                                           ==============  ======================  =====================
     Exercisable on January 31, 2007         2,226,000            $10.59                   4.49
                                           ==============  ======================  =====================


     Note: At January 31, 2007, shares associated with our ESPP were not significant and are excluded from the table above.

     The aggregate intrinsic value of options (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended January 31, 2007 and 2006, was $101,000 and $44,000, respectively; and during the six months ended January 31, 2007 and 2006, was $101,000 and $69,000, respectively.

     We estimated the fair values using the Actuarial Binomial option-pricing model, modified for dividends and using the following assumptions:

                                                           Six Months Ended
                                                              January 31,
                                                     ---------------------------
                                                       2007(1)        2006(1)
                                                    -------------  -------------
         Risk-free rate(2).........................     4.7-4.9%        3.7-4.5%

         Expected dividend yield...................           0%              0%
         Expected stock price volatility(3)........       55-56%          38-55%
         Expected life of stock options(4).........   4.15 years   3.9-8.5 years
         Fair value per option.....................  $4.17-$8.31     $4.38-$6.86

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

     Net cash proceeds from the exercise of stock options were $62,000 and $251,000 for the six months ended January 31, 2007 and 2006, respectively.

     The actual income tax benefit realized from stock option exercises was $0 and $13,000 for the six months ended January 31, 2007 and 2006, respectively.

     Non-Vested Share Awards

     The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our non-vested market-based and time-based share awards as of January 31, 2007 and changes during the six-month period ended January 31, 2007, is as follows:

      Market-Based and Time-Based Share Awards       Shares     Fair Value
      ----------------------------------------       ------     -----------
      Outstanding at July 31, 2006                     3,594         $ 8.36
      Granted                                         66,564           8.89
      Vested                                         (46,300)          8.77
      Forfeited/Canceled                             (20,684)          8.66
                                                   -----------  -----------
      Outstanding at January 31, 2007                  3,174         $13.47
                                                   ===========  ===========

     A total of 3,594 share awards based on time and 63,390 share awards vested based on market during the six months ended January 31, 2007. As of January 31, 2006, there was $39,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the next eleven months.

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

     In March 2006, the FASB issued FASB No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

     In June 2006, The FASB issued FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We are in the process of evaluating the impact of adopting this interpretation and adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

     In September 2006, the FASB issued FASB No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

     In February 2007, the FASB issued FASB No. 159, "The Fair Value Option for Financial Assets and Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

5.   MARKETABLE SECURITIES

     During the quarters ended January 31, 2007 and 2006, we primarily invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized loss, net of taxes, on these investments, of approximately $5,000 for the three months ended January 31, 2007 and of approximately $80,000 for the six months ended January 31, 2006 is included within other comprehensive loss. The unrealized gain, net of taxes, on these investments of approximately $19,000 for the three months ended January 31, 2006 and of approximately $188,000 for the six months ended January 31, 2007 is included within other comprehensive gain. The net unrealized loss included in shareholders' equity as of January 31, 2007 and 2006 was $141,000 and $329,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                          Jan. 31, 2007       July 31, 2006
                                        -----------------    ----------------

          Finished goods..............  $    2,623,253       $    2,021,448
          Work-in-process.............       1,798,177            1,381,157
          Raw materials...............       2,424,695            2,513,345
                                        -----------------    ----------------
                                        $    6,846,125       $    5,915,950
                                        =================    ================

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                   Jan. 31, 2007   July 31, 2006       Life
                                   -------------   -------------   -------------
Leasehold improvements .........   $   2,840,943   $   2,805,467     7-10 years
Equipment ......................      11,988,498      11,532,405   3 to 10 years
Assets in construction .........         339,128         482,071         N/A
                                   -------------   -------------
                                                      15,168,569     14,819,943
Less accumulated depreciation ..     (10,372,684)     (9,729,745)
                                   -------------   -------------

Property and equipment - net ...   $   4,795,885   $   5,090,198
                                   =============   =============

8.   SEGMENT AND GEOGRAPHIC INFORMATION

     Our operations are in one business segment: the design, manufacture and distribution of endovascular medical devices. We evaluate revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States are as follows:

                              Three Months Ended           Six Months Ended
                                  January 31,                 January 31,
                           -------------------------   -------------------------
                              2007          2006          2007          2006
                           -----------   -----------   -----------   -----------

United States ..........   $15,301,243   $14,622,471   $30,482,289   $29,673,327
Non-United States ......       504,842       506,637       927,677       931,455
                           -----------   -----------   -----------   -----------
Total Revenues .........   $15,806,085   $15,129,108   $31,409,966   $30,604,782
                           ===========   ===========   ===========   ===========

9.   COMMON STOCK

     During the six months ended January 31, 2007, stock options for the purchase of 12,557 shares of the Company's common stock were exercised at prices between $3.94 and $10.63 per share resulting in proceeds of $62,000. During the six months ended January 31, 2006, stock options for the purchase of 27,945 shares of the Company's common stock were exercised at prices between $3.94 and $12.44 per share resulting in proceeds of $251,000.

      During the six months ended January 31, 2007 and 2006, we issued 14,900 and 43,199 shares in connection with our employee stock purchase plan.

     On August 15, 2006, we issued 63,390 shares of restricted stock to executives and key management as part of the fiscal 2006 management incentive program. The fair market value of the restricted stock was $549,000. The restricted stock vests over four years or earlier if the stock price closes at $11.26 or greater for twenty consecutive trading days. On December 22, 2006 the restricted stock vested due to the Company's stock price closing for the twentieth consecutive day greater than $11.26. In the six months ended January 31, 2007, $567,500 was expensed as compensation expense. We cancelled 20,684 shares of restricted stock due to the executives and key management electing to receive fewer shares in lieu of paying the withholding taxes.

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

     During the six months ended January 31, 2007, there were no stock repurchases. During the six months ended January 31, 2006, we repurchased 249,600 shares in the public market at prices between $9.89 and $11.06 per share for $2,613,000.

10.  ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:


       Accrued warranty costs at July 31, 2006                  $    91,500
       Payments made for warranty costs......................      (214,200)
       Provision for product costs...........................       205,200
                                                                ---------------
       Accrued warranty costs at January 31, 2007............   $    82,500
                                                                ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We make a number of forward-looking statements in this Management's Discussion and elsewhere in this 10-Q that are based on our current expectations and on assumptions that may not prove correct. The realization of these forward-looking statements is subject to various risks and uncertainties that are indentified in our Form 10-K for the year ended January 31, 2007 under Item 1A Risk Factors and are summarized below under in Part II, Item 1A of this Form 10-Q. You should read these factors when assessing these forward looking statements.

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

The original proprietary AngioJet System consists of the first generation 3000 Drive Unit (capital equipment), a disposable pump set that delivers pressurized saline to a catheter, and a variety of disposable catheters that are specifically designed for particular clinical indications. We recently received approval from the FDA for the new AngioJet Ultra Thrombectomy System. The AngioJet Ultra System consists of the next-generation Ultra Console (capital equipment) with a combined disposable pump and a variety of catheters that deliver pressurized saline. Catheter models are specifically designed to treat particular clinical indications. The new Ultra System features a simple and fast setup process, the flexibility to use a broad range of catheters, a sleeker design, lighter weight, and handling improvements that make it significantly easier to maneuver than the previous AngioJet 3000 Drive Unit. AngioJet coronary catheters are Class III medical devices marketed in the U.S. under an approved PMA. The AngioJet AV-Access and peripheral arterial catheters are Class II devices that are marketed in the U.S. under cleared 510(k) submissions.

We expect U.S. AngioJet Systems sales to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, introduction of Ultra System and other AngioJet System-related products, more face-time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

The new combined disposable pump and catheters that are used with the Ultra console can not be used with the prior generation 3000 Drive Unit. In addition, the first generation separate pump and catheters that are used with the 3000 Drive Unit can not be used with the new Ultra Console. The new Ultra Console will eventually replace the 3000 Drive Unit over the next several years.

To further expand the range of products we offer, we began selling the SafeSeal(TM) Hemostasis Patch to control bleeding from the puncture made to perform endovascular procedures in May 2006. In addition, we started selling a manual aspiration device, Fetch(TM) Aspiration Catheter, an alternative for the aspiration of small, fresh blood clots, in October 2006. In December 2006, we had the first human use of the GuardDOG(R) Occlusion System. The GuardDOG System enables physicians to quickly and effectively manage local blood flow while employing interventional techniques and devices to treat vascular disease.

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

Revenue Recognition

Revenues associated with AngioJet drive units and the console that are maintained at customer locations are recognized, and title and risk of loss on those drive units and consoles is transferred to the customer when we receive a valid purchase order from the customer. Revenue is not recognized for AngioJet drive units and consoles that are maintained at customer locations as evaluation drive units and consoles. We do not lease AngioJet drive units and consoles. Revenues associated with products that are shipped to customers from our facilities are recognized, and title and risk of loss are transferred to the customer, when a valid purchase order is received and the products are received at the customer's location. Revenue recognition for drive unit and consoles extended warranties are amortized on a straight-line basis over the life of the warranty period that is generally twelve months.

Allowance for Returns

We record an allowance for returns that reduces the amount of trade receivables. We must estimate the appropriate allowance at the time the account receivable is recorded by estimating the likelihood of returns. The estimate is based upon our historical product return experience, customer complaint rates, information received from our customers and other assumptions that we believe are reasonable under the circumstances. We review, on a quarterly basis, the actual returns for the previous quarter and evaluate the adequacy of the allowance for future returns. Although we believe the amount of the allowance for returns is appropriate, actual returns incurred could differ from our original estimate, requiring adjustments to the allowance that effect the results during the period of adjustment.

Allowance for Doubtful Accounts

Substantially all of our trade receivables are due from health care facilities located in the United States. We provide for an allowance for uncollectible or "doubtful" accounts based upon the age of our outstanding receivables and the payment history and creditworthiness of each customer. We evaluate the adequacy of the allowance for doubtful accounts on a quarterly basis. Although we believe the amount of the allowance for doubtful accounts is appropriate, nonpayment of accounts could differ from our original estimate, requiring adjustments to the allowance.

Inventories

We value inventories at the lower of cost or market. In order to determine the market value of inventory, on a quarterly basis, we assess the inventory on hand to estimate future usage and sales and provide for additions to an obsolescence reserve for inventory that is deemed obsolete or that is carried at a value in excess of estimated market value. Although we believe the amount of the reserve for inventory obsolescence is appropriate, the amount of our inventory that becomes obsolete may differ from our original estimate, requiring adjustments to the reserve.

Warranty Reserve

We provide a one-year limited warranty on our AngioJet System 3000 Drive Unit (first generation) and Ultra Console (new generation) and a limited warranty on AngioJet System disposable products. We establish a warranty reserve at the time products are sold that is based upon historical frequency of claims relating to our products and the cost to replace disposable products and to repair drive units under warranty. We evaluate the adequacy of the warranty reserve on a quarterly basis. Although we believe the amount of the warranty reserve is appropriate given our historical experience, if actual claims incurred differ from historical experience, we would be required to adjust the reserve.

Results of Operations

Three and Six Month Periods Ended January 31, 2007 and 2006

Summary

Total product sales for the three months ended January 31, 2007 increased $677,000, or 4%, to $15,806,000 compared to $15,129,000 for the comparable period in fiscal 2006. Total product sales for the six months ended January 31, 2007 increased $805,000, or 3%, to $31,410,000 compared to $30,605,000 for the comparable period in fiscal 2006. The slight revenue increase during fiscal 2007 relates to increased peripheral (medium length catheters) sales partially offset by a reduction in coronary (long length catheters) and AV sales (short length catheters). In addition, the increase was partially due to the introduction of the SafeSeal Hemostasis Patch and Fetch Aspiration Catheter.

We recorded net income for the three months ended January 31, 2007 of $174,000, or $0.01 per diluted share, and a net loss for the six months ended January 31, 2007 of $60,000, or $0.00 per diluted share compared to net income of $342,000, or $0.02 per diluted share, and $607,000, or $0.03 per diluted share in the comparable three and six months in fiscal 2006.

Net income for the three and six months ended January 31, 2007 and 2006, reflects the impact of adopting SFAS No.123(R), which resulted in stock-based compensation expense of $662,000 and $730,000 for the three months ended January 31, 2007 and 2006. Stock based compensation was $1,328,000, and $1,432,000 for the six months ended January 31, 2007 and 2006, respectively.

Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2007 and 2006.


                                 ---------------------------------------------    --------------------------------------------

                                           For the Three Months Ended                       For the Six Months Ended
                                 ---------------------------------------------    --------------------------------------------
                                      January 31,         Increase (Decrease)       January 31,           Increase (Decrease)
                                   2007        2006       Dollars     Percent     2007        2006      Dollars        Percent

Product Sales                    $ 15,806    $ 15,129    $    677         4.5%  $ 31,410    $ 30,605    $    805           2.6%

Operating expenses
     Cost of medical products       4,737       3,903         834        21.4%     9,146       8,133       1,013          12.5%
     Selling, general and
      administrative                9,265       7,511       1,754        23.4%    19,081      15,905       3,176          20.0%
     Research and development       1,944       3,198      (1,254)      (39.2%)    4,359       5,707      (1,348)        (23.6%)
     Total                         15,946      14,612       1,334         9.1%    32,586      29,745       2,841           9.6%

Operating (loss) income              (140)        517        (657)     (127.1%)   (1,176)        860      (2,036)       (236.7%)

     Other income                     498         409          89        21.8%     1,057         805         252          31.3%

Income before income taxes            358         926        (568)      (61.3%)     (119)      1,665      (1,784)       (107.1%)

Income tax (provision) benefit       (184)       (584)        400       (68.5%)       59      (1,058)      1,117        (105.6%)

Net income (loss)                $    174    $    342    $   (168)      (49.1%) $    (60)   $    607    $   (667)       (109.9%)

Fully Diluted Shares               17,734      17,684                             17,165      17,769

Diluted EPS                          0.01        0.02                              (0.00)       0.03




The following tables show the Statement of Income as a percentage of product sales for the three and six months ended January 31, 2007 and 2006.


                                            -------------------------------------------
                                                 For the                 For the
                                            Three Months Ended       Six Months Ended
                                            -------------------------------------------
                                             2007        2006        2007        2006
                                             ----        ----        ----        ----
 Product sales                               100.0%     100.0%       100.0%      100.0%
  Operating expenses
     Cost of medical products                 30.0%      25.8%        29.1%       26.6%
     Selling, general and administrative      58.6%      49.6%        60.7%       52.0%
     Research and development                 12.3%      21.1%        13.9%       18.6%
     Total                                   100.9%      96.6%       103.7%       97.2%

  Operating income                            -0.9%       3.4%        -3.7%        2.8%
  Other income                                 3.2%       2.7%         3.4%        2.6%
  Income before income taxes                   2.3%       6.1%        -0.4%        5.4%
  Income taxes provision                      -1.2%      -3.9%         0.2%       -3.5%
  Net income                                   1.1%       2.3%        -0.2%        2.0%


Revenue

U.S. product sales for the three months ended January 31, 2007 increased 4 percent to $15,301,000 from $14,622,000 for the same period in 2006. For the six months ended January 31, 2007, U.S. product sales increased 3 percent to $30,482,000 from $29,673,000 the comparable period in 2006. The slight revenue increase during fiscal 2007 relates to increased peripheral (medium length catheters) sales partially offset by a reduction in coronary (long length catheters) and AV sales. In addition, the increase was partially due to the introduction of the SafeSeal Hemostasis Patch and Fetch Aspiration Catheter.

As of January 31, 2007, we had a combined total of 1,719 domestic AngioJet 3000 Drive Units and Ultra Consoles in the field, compared to 1,600 AngioJet 3000 Drive Units at January 31, 2006, and 1,699 units as of October 31, 2006. During the three month period ended January 31, 2007, our catheter sales increased approximately 1% to approximately 11,800 catheters versus approximately 11,700 catheters in the same period last year. During the six month period ended January 31, 2007, we sold approximately 23,500 catheters versus approximately 23,600 catheters in the same period last year. We sold 18 domestic drive units during the three months ended January 31, 2007 and 48 domestic drive units during the six months ended January 31, 2007, compared to 28 domestic drive units during the three months ended January 31, 2006 and 70 domestic drive units during the six months ended January 31, 2006. In addition, we sold 10 of the new Ultra Consoles during the three months ended January 31, 2007.

International product sales were $505,000 for the three months ended January 31, 2007 and $507,000 for the three months ended January 31, 2006. International product sales of $928,000 for the six months ended January 31, 2007 and $931,000 for the six months ended January 31, 2006.

Cost of Medical Products

Cost of medical products increased $834,000 to $4,737,000 in the three month period ended January 31, 2007 over the same period in the previous year, and increased $1,012,000 to $9,146,000 for the six month period ending January 31, 2007, over the same period last year. The increases were primarily due to the impact of higher start-up costs for new products and higher production overhead. The higher new product start-up costs are primarily for the Ultra console and disposable thrombectomy sets.

Gross profit decreased by $157,000 to $11,069,000, or 70.0 percent of product sales, for the three months ended January 31, 2007, from $11,226,000 or 74.2 percent of product sales in the same period last year. Gross profit decreased by $207,000 to $22,264,000, or 70.9 percent of product sales, for the six months ended January 31, 2007, from $22,472,000 or 73.4 percent of product sales in the same period last year.

The decrease in the gross profit during the three and six month periods was primarily due to the impact of higher start-up costs for new products, higher production overhead, and discontinued production of drive units.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,754,000 to $9,265,000 for the three months ended January 31, 2007, compared to the same period in the prior year. Sales force commissions and additional sales staff, as well as management incentive compensation, contributed to the increase. The management incentive compensation increase included a $440,000 charge for the impact of accelerated vesting of restricted stock awards based on the closing market price of the company's common stock. Management incentive restricted stock awards normally vest over four years. In this case the market price triggered vesting four months after issuance. Selling, general and administrative expenses include stock-based compensation expense relating to SFAS No. 123(R) of $587,000 for the three months ended January 31, 2007 and $584,000 for the three months ended January 31, 2006.

Selling, general and administrative expense increased $3,176,000 to $19,081,000 for the six months ended January 31, 2007, compared to the same period in the previous year. The expense increase for the six months ended January 31, 2007 relates primarily to higher sales expense under our new compensation plan, additional sales staff, and an increase in management incentive compensation. Selling, general and administrative expenses include stock-based compensation expense relating to SFAS No. 123(R) of $1,171,000 for the six months ended January 31, 2007 and $1,034,000 for the six months ended January 31, 2006.

Research and Development Expense

Research and development expense decreased $1,254,000 to $1,944,000 or 12 percent of sales, in the three months ended January 31, 2007, when compared to the same period in the prior year. Research and development expense decreased $1,348,000 to $4,359,000 or 14 percent of sales, in the six months ended January 31, 2007, when compared to the same period in the prior year. Research and development was $3,198,000 or 21 percent of sales for the three months ended January 31, 2006 and $5,707,000 or 19 percent of sales for the six months ended January 31, 2006. The decrease in both the fiscal 2007 three and six month periods was due to the completion of the Ultra Console System (including the console and disposable thrombectomy sets) research projects. Current research and development projects include a smaller distal occlusion guidewire and other AngioJet related projects.

Research and development expenses for include stock-based compensation expense relating to SFAS No. 123(R) of $175,000 for the three months ended January 31, 2007 and $196,000 for the months ended January 31, 2006. Research and development expenses include stock-based compensation expense relating to SFAS No. 123(R) of $349,000 for the six months ended January 31, 2007 and $385,000 for the six months ended January 31, 2006.

Interest Income

Interest income increased $109,000 in the three months ended January 31, 2007 to $537,000 and increased $245,000 in the six months ended January 31, 2007 to $1,076,000. The increased interest income is attributable to a combination of higher interest rates and a larger available investment base. The majority of excess cash is invested in a portfolio of marketable securities. Future levels of interest income to increase in fiscal 2007 is dependent on generating positive operating cash flows and fluctuating interest rates.

(Loss) Gain On Sale of Securities

Loss on sales of securities was $38,000 for the three months ended January 31, 2007 and $19,000 for the three months ended January 31, 2006, and $19,000 for the six months ended January 31, 2007 and $25,000 for the six months ended January 31, 2006. The losses in fiscal 2007 and 2006 were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

Our effective tax rate was 51 percent in the three months ended January 31, 2007 and 63 percent in the three months ended January 31, 2006. Our effective tax rate was 50 percent for the six months ended January 31, 2007 and 64 percent for the six months ended January 31, 2006. The relatively high GAAP effective tax rate in both fiscal year 2007 and 2006 is attributable to how Incentive Stock Options (or ISO's) are treated under SFAS 123 (R). The effective tax rate excluding the impact of SFAS 123 (R) ISO expense was 37 percent for the three and six months ended January 31, 2007, respectively. The effective tax rate excluding the impact of SFAS 123 (R) ISO expense was 38 percent for the three and six months ended January 31, 2006, respectively. Because it is uncertain a deduction will be available, there is no tax benefit recognized as an offset to compensation expense under SFAS 123(R) until there is an exercise and associated disqualifying disposition. Non-Qualified stock options are fully tax affected under SFAS 123 (R) as the value is expensed over the vesting period. Approximately 39 percent of our outstanding options as of January 31, 2007 are ISO's so the impact on Possis Medical is significant.

We continue to maintain a valuation allowance of $1,413,000 against our deferred tax asset because we believe it is more likely than not that this amount of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled approximately $45,412,000 at January 31, 2007 versus $48,116,000 at July 31, 2006.

During the six months ended January 31, 2007, we generated $226,000 of cash from operating activities, which resulted primarily from depreciation of $1,411,000 and stock-based compensation expense of $2,446,000. These sources of cash from operations were partially offset by cash used to fund the net loss of $60,000, an increase in the deferred tax asset of $194,000, an increase in accounts receivables of $517,000, an increase in inventories of $1,271,000, an increase in prepaid expenses and other assets of $635,000; and a decrease in accounts payable and accrued liabilities of $1,079,000. We depreciate company-owned drive units and Ultra consoles at customer locations, as well as property and equipment. The accounts receivable increase is due to an increase in sales during the last month of the fiscal quarter. Inventory increased to support the market launch of new products including the Ultra System. The increases in prepaid expenses and other assets were due to the timing of insurance premiums. The decreases in accounts payable and accrued liabilities were due to the timing of payments.

Cash used in investing activities was $1,031,000 including the investment in Rafael of $2,608,000 and the purchase of $725,000 of property and equipment. The cash used in investing activities was partially offset by the net proceeds from the sale of marketable securities of $2,301,000.

Net cash generated in financing activities was $203,000, which resulted from the cash received in connection with the exercise of stock options and the issuance of stock as part of the employee stock purchase plan. There were no stock repurchases during the six months ended January 31, 2007.

During the quarter ended January 31, 2007, we invested in Rafael and have committed to lend up to an additional $1.5 million to Rafael as needed in the future. We have committed to purchases of our Ultra Console with a third party manufacturer over the next 18 months in excess of $10 million. Except with respect to these commitments, their have been no changes in our capital or contractual commitments. We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of our business and the repurchase of our common stock as authorized by our Board of Directors.

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

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the second quarter. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of January 31, 2007.

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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended January 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We were served with a shareholder lawsuit filed with the United States District Court for the District of Minnesota on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal Securities laws. Based upon our motion to dismiss, the lawsuit captioned In re Possis Securities Litigation, was dismissed with prejudice on February 1, 2007. On March 2, 2007, we were served with the Plaintiff's notice of appeal of the dismissal to the United States Court of Appeals for the Eighth District . We believe the judicial court acted properly and intend to vigorously contest the appeal.

ITEM 1A. RISK FACTORS

We identify a number of risks that effect our operations, and our ability to realize statements that we make that are "forward-looking" in our annual report on Form 10-K under Item 1A. There have been no material changes in those risks, which are summarized below, since the filing of our Form 10-K. You should read the Form 10-K for a complete description of the risks of our business. Among the risks we have identified are:

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) A previous authorization to purchase up to $15,000,000 of our securities in open market transactions under which we had utilized $5,003,000 expired in December 2006. Nevertheless, in December 2006, our Board of Directors authorized the repurchase of up to an additional $15,000,000 of our common stock in open-market transactions through December 2008. We did not purchase any shares under the original authorization, or under the new authorization during the six months ended January 31, 2007.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held at 4:00 p.m. on Tuesday, December 13, 2006. Shareholders holding shares, or approximately 82.2 percent of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting in 2007 or until such time as a successor may be elected:

                                         For         Withhold Authority
                                   -------------------------------------
       Robert G. Dutcher              13,769,703            400,228
       Mary K. Brainerd               10,428,081          3,741,850
       Seymour J. Mansfield           13,767,454            402,477
       William C. Mattison, Jr.       13,781,607            388,324
       Whitney A. McFarlin            13,778,737            391,194
       Donald C. Wegmiller            13,769,548            400,383
       Rodney A. Young                13,806,012            363,919

b. Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors.

Shareholders approved the ratification of the appointment of Deloitte & Touche LLP as independent auditors by a vote of 14,060,675 shares in favor, 95,431 shares against and 13,825 shares abstained. There were no broker non-votes.

ITEM 6. EXHIBITS

Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.


         Exhibit                                                    Description
     -----------------------------------------------------------------------------------------------------------------------------

           3.1    Amended Bylaws (incorporated by reference to Exhibit 99.1 to the Form 8-K filed March 1, 2007).
           4.1    Amended and Restated Rights Agreement, effective as of December 23, 2006 between the Company and Wells Fargo
                  Bank, NA, which includes as Exhibit B thereto the form of
                  Right Certificate (incorporated by reference to Exhibit
                  4.1 to the Form 8-A/A filed December 21, 2006).
           31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           32.2   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            POSSIS MEDICAL, INC.



DATE:  March 9, 2007                        By:  /s/ Robert G. Dutcher
                                                 -------------------------------
                                                 ROBERT G. DUTCHER
                                                 Chairman, President
                                                 and Chief Executive Officer





DATE:  March 9, 2007                        By:  /s/ Jules L. Fisher
                                                 -------------------------------
                                                 JULES L. FISHER
                                                 Vice President of Finance
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated below.


         Exhibit                                                         Description
     ---------------------------------------------------------------------------------------------------------------------------

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
