Form 10-Q
period 2007-04-30
POSSIS MEDICAL INC
filed 2007-06-11
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2007

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)

        Minnesota                                        41-0783184
        ---------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation organization)

9055 Evergreen Blvd NW      Minneapolis MN               55433-8003
------------------------------------------               -----------
(Address of principal executive offices)                 (Zip Code)

763-780-4555
------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                         ---        ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

 Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               ---     ---
The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of May 28, 2007, was 17,105,187.

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                                                                               PAGE


PART I.           FINANCIAL INFORMATION

         ITEM 1.  Financial Statements...........................................................................................3

                  Consolidated Balance Sheets, April 30, 2007 and July 31, 2006..................................................3

                  Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended
                  April, 2007 and 2006...........................................................................................4

                  Consolidated Statements of Cash Flows for the nine months
                  ended April 30, 2007 and 2006..................................................................................5

                  Notes to Consolidated Financial Statements.....................................................................6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................................12

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................................18

         ITEM 4.  Controls and Procedures........................................................................................18

PART II.          OTHER INFORMATION

         ITEM 1.   Legal Proceedings.............................................................................................19

         ITEM 1A.  Risk Factors..................................................................................................19

         ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds...................................................20

         ITEM 3.   Exhibits......................................................................................................21

                  SIGNATURES.....................................................................................................22



PART 1    FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                              POSSIS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                April 30, 2007     July 31, 2006
                                                                                    ------------------ -----------------

CURRENT ASSETS:
Cash and cash equivalents...........................................................$       2,084,560  $      3,505,796
Marketable securities...............................................................       41,247,100        44,610,130
Trade receivables (less allowance for doubtful accounts and returns of $899,000 and
 $580,000, respectively)............................................................        8,440,953         8,356,776
Inventories.........................................................................        8,051,592         5,915,950
Prepaid expenses and other assets...................................................        3,121,837         1,663,322
Deferred tax asset..................................................................        1,331,000         1,331,000
                                                                                    ------------------ -----------------
    Total current assets............................................................       64,277,042        65,382,974

PROPERTY AND EQUIPMENT, net.........................................................        4,752,370         5,090,198
DEFERRED TAX ASSET..................................................................       11,152,648        10,756,000
INVESTMENT IN RAFAEL MEDICAL........................................................        2,612,317                 -
OTHER ASSET.........................................................................        1,066,463           723,262
                                                                                    ------------------ -----------------

TOTAL ASSETS........................................................................$      83,860,840  $     81,952,434
                                                                                    ================== =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable..............................................................$       2,163,808  $      2,040,367
Accrued salaries, wages, and commissions............................................        3,242,770         3,468,961
Other liabilities...................................................................        2,492,438         2,715,421
                                                                                    ------------------ -----------------
     Total current liabilities......................................................        7,899,016         8,224,749

OTHER LIABILITES                                                                            1,118,317           823,975

COMMITMENTS AND CONTINGENCIES.......................................................

SHAREHOLDERS' EQUITY:
Common stock-authorized, 100,000,000 shares of $0.40 par value each; issued and
 outstanding, 17,105,187 and 17,146,825 shares, respectively........................        6,842,075         6,858,730
Additional paid-in capital..........................................................       79,067,608        77,378,276
Accumulated other comprehensive loss................................................          (46,000)         (329,000)
Retained deficit....................................................................      (11,020,176)      (11,004,296)
                                                                                    ------------------ -----------------
       Total shareholders' equity...................................................       74,843,507        72,903,710
                                                                                    ------------------ -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................$      83,860,840  $     81,952,434
                                                                                    ================== =================

See notes to consolidated financial statements.


                              POSSIS MEDICAL, INC.
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                Three Months Ended               Nine Months Ended
                                                         --------------------------------- -----------------------------
                                                          April 30, 2007   April 30, 2006  April 30, 2007 April 30, 2006
                                                         ----------------- --------------- -------------- --------------
Product sales............................................$     16,239,689  $   15,224,827  $  47,649,655  $  45,829,609

Cost of sales and other expenses:
   Cost of medical products..............................       5,193,346       4,399,791     14,338,940     12,532,922
   Selling, general and administrative...................       9,279,024       8,409,593     28,360,467     24,314,577
   Research and development..............................       2,372,156       2,869,967      6,730,829      8,577,064
                                                         ----------------- --------------- -------------- --------------
       Cost of sales and other expenses..................      16,844,526      15,679,351     49,430,236     45,424,563
                                                         ----------------- --------------- -------------- --------------

Operating (loss) income..................................        (604,837)       (454,524)    (1,780,581)       405,046
    Interest income......................................         522,110         464,966      1,598,222      1,296,048
    Loss on sale of securities...........................         (10,244)       (110,839)       (29,561)      (136,326)
                                                         ----------------- --------------- -------------- --------------

Income (loss) before income taxes........................         (92,971)       (100,397)      (211,920)     1,564,768
(Benefit) provision for income taxes.....................        (137,040)        177,211       (196,040)     1,235,211
                                                         ----------------- --------------- -------------- --------------

Net income (loss)........................................          44,069        (277,608)       (15,880)       329,557

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities.....................          95,000         (18,000)       283,000        (98,000)
                                                         ----------------- --------------- -------------- --------------
Comprehensive income (loss)..............................         139,069  $     (295,608) $     267,120  $     231,557
                                                         ================= =============== ============== ==============

Weighted average number of common
    shares outstanding:
    Basic................................................      17,157,499      17,166,955     17,162,532     17,237,723
    Diluted..............................................      17,791,654      17,166,955     17,162,532     17,700,222

Net income (loss) per common share:
    Basic................................................$           0.00  $        (0.02) $        0.00  $        0.02
                                                         ================= =============== ============== ==============
    Diluted..............................................$           0.00  $        (0.02) $        0.00  $        0.02
                                                         ================= =============== ============== ==============

See notes to consolidated financial statements.


                              POSSIS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                                                 2007          2006
                                                                                             ------------- -------------
OPERATING ACTIVITIES:
Net (loss) income............................................................................$    (15,880) $    329,557
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation...........................................................................   2,148,257     1,892,534
      Loss on asset disposal.................................................................       9,912            --
      Stock-based compensation expense.......................................................   3,332,832     2,684,804
      Loss on sale of marketable securities..................................................      29,561       178,264
      Deferred taxes.........................................................................    (572,648)      986,001
      Increase in trade receivables..........................................................     (84,177)     (162,925)
      Increase in inventories................................................................  (2,743,642)     (216,131)
      Increase in prepaid expenses and other assets..........................................  (1,714,374)     (277,145)
      Decrease in trade accounts payable.....................................................      (2,559)     (183,113)
      Decrease in accrued and other liabilities..............................................    (406,366)     (365,866)
                                                                                             ------------- -------------
       Net cash (used in) provided by operating activities...................................     (19,084)    4,865,980
                                                                                             ------------- -------------

INVESTING ACTIVITIES:
     Investment in Rafael Medical............................................................  (2,612,317)           --
     Additions for property and equipment....................................................  (1,098,636)   (1,282,348)
     Proceeds from sale of fixed assets......................................................      12,295            --
     Proceeds from sale of marketable securities.............................................  69,756,206    35,478,379
     Purchase of marketable securities....................................................... (66,051,079)  (37,681,462)
                                                                                             ------------- -------------
       Net cash provided by (used in) investing activities...................................       6,469    (3,485,431)
                                                                                             ------------- -------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and exercise of options..........................     468,423       702,017
     Excess tax benefits from stock based compensation.......................................          --       (13,000)
     Repurchase of common stock..............................................................  (1,877,044)   (2,612,836)
                                                                                             ------------- -------------
       Net cash used in financing activities.................................................  (1,408,621)   (1,923,819)
                                                                                             ------------- -------------

DECREASE IN CASH AND CASH EQUIVALENTS........................................................  (1,421,236)     (543,270)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................................   3,505,796     5,257,244
                                                                                             ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................................$  2,084,560  $  4,713,974
                                                                                             ============= =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for income taxes..............................................................$    496,700  $    306,510
     Issuance of restricted stock............................................................     591,707       266,600
     Fixed asset additions in accounts payable...............................................     126,000       116,619
     Inventory transferred to property and equipment.........................................      57,000         7,736

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

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

     INVESTMENT IN RAFAEL MEDICAL

     We invested in Rafael Medical Technologies, Inc. (Rafael), a company developing an inferior vena cava (IVC) filter named SafeFlo(R). In December 2006, we invested $2.5 million in a series of preferred stock of Rafael that represents a 15 percent ownership interest and also executed a stock purchase agreement that provides us a right for a period of three-years to purchase the remaining capital stock of Rafael that is or may become outstanding. We have committed to provide up to an additional $1.5 million as requested by Rafael in secured debt financing during this three year period, none of which is outstanding at April 30, 2007. The preferred stock purchase agreement provides us with a number of rights as an investor. The total investment on the balance sheet of $2,612,000 reflects $112,000 of transaction-related costs that were capitalized. As of April 30, 2007, management determined that there was no impairment in the value of its investment in Rafael which is accounted for under the cost method.

2.   NET (LOSS) INCOME PER COMMON SHARE

     Basic (loss) income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, and shares issuable under the employee stock purchase plan (ESPP).

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                                        Three Months Ended        Nine Months Ended
                                                                             April 30,                 April 30,
                                                                     ------------------------- -------------------------
                                                                         2007         2006         2007         2006
                                                                     ------------ ------------ ------------ ------------
Numerator:
  Net income (loss)                                                  $    44,069  $  (277,608) $   (15,880) $   329,557
                                                                     ============ ============ ============ ============

Denominator:
  Weighted average common
shares outstanding                                                    17,157,499   17,166,955   17,162,532   17,237,723
  Effect of potentially dilutive securities:
        Stock options and other                                          634,155           --           --      462,499
                                                                     ------------ ------------ ------------ ------------
  Weighted average common shares                                      17,791,654   17,166,955   17,162,532   17,700,222
                                                                     ============ ============ ============ ============

Basic earnings per share                                             $      0.00  $     (0.02) $      0.00  $      0.02
Diluted earnings per share                                           $      0.00  $     (0.02) $      0.00  $      0.02

     Potential dilutive securities include stock options, non-vested share awards, and shares issuable under our ESPP.

     The computation of dilutive shares outstanding excluded options to purchase 1,011,000 and 1,924,000 shares of common stock for the three months ended April 30, 2007 and 2006, and 1,016,000 and 1,844,000 shares of common stock for the nine months ended April 30, 2007 and 2006, respectively. These amounts were excluded because the option exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.) In addition, the computation of dilutive shares outstanding excluded options to purchase an additional 381,000 shares of common stock for the three months ended April 30, 2007 and 1,030,000 shares of common stock for the nine months ended April 30, 2007 due to the Company having a net loss during these periods.

3.   STOCK-BASED COMPENSATION

     We have a stock-based compensation plan under which we grant stock options and restricted stock (non-vested share awards) and also have an Employee Stock Purchase Plan (ESPP). All stock options issued prior to July 31, 2005 have a ten-year term. All stock options issued subsequent to July 31, 2005 have a five-year term. Although outstanding stock options issued to employees generally vest over a four-year period, on occasion we have issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, depending on the basis for issuance: a) six months - stock options in lieu of compensation for services rendered as directors,
     b) four years - annual grants of stock options and c) stock price performance with a five-year cliff period - service award options. Directors also receive an annual non-vested share award that vests upon continued service (time-based) of one year. Our ESPP permits employees to purchase stock at 85 percent of the market price of our common stock at the end of the quarterly purchase period.

     On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the three and nine months ended April 30, 2007 and 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, which are either market-based or time-based, on a straight-line basis over the vesting period of the award. Total stock-based compensation expense included in our statement of income for the three months ended April 30, 2007 and 2006, was $669,000, net of tax, and $820,000, net of tax, respectively. Total stock-based compensation expense included in our statement of income for the nine months ended April 30, 2007 and 2006, was $1,997,000, net of tax and $2,252,000, net of tax,
     respectively.

     The following table summarizes the stock option transactions for the nine months ended April 30, 2007:

                                                                    Options        Weighted- Average       Weighted-
                                                                                   Exercise Price Per  Average Remaining
                                                                                          Share         Contractual Term
                                                                                                          (in years)
Outstanding on July 31, 2006                                           3,208,000  $             11.55
        Granted                                                          394,000  $              9.47
        Exercised                                                        (40,000) $              8.03
        Forfeited/Canceled                                              (220,000) $             15.79
                                                               ================== ====================
Outstanding on April 30, 2007                                          3,342,000  $             11.10              4.70
                                                               ================== ==================== =================
Exercisable on April 30, 2007                                          2,226,000  $             10.62              4.30
                                                               ================== ==================== =================


     Note: At April 30, 2007, shares associated with our ESPP were not significant and were excluded from the table above.

     The aggregate intrinsic value of options (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended April 30, 2007 and 2006, was $167,000 and $0, respectively; and during the nine months ended April 30, 2007 and 2006, was $267,000 and $69,000, respectively.

     We estimated the fair values using the Actuarial Binomial option-pricing model, modified for dividends and using the following assumptions:

                                                                                          Nine Months Ended
                                                                                              April 30,
                                                                              ------------------------------------------
                                                                                     2007(1)              2006(1)
                                                                              -------------------- ---------------------
Risk-free rate(2) ............................................................            4.7-4.9%            3.7 - 4.5%
Expected dividend yield ......................................................                  0%                    0%
Expected stock price volatility(3) ...........................................              55-56%              38 - 55%
Expected life of stock options(4) ............................................          4.15 years      3.86 - 8.5 years
Fair value per option ........................................................$         4.17-$8.31 $       4.38 - $6.86

1.   Forfeitures are estimated based on historical experience.
2. Based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
3. We used an outside valuation advisor to assist us in projecting expected stock price volatility. Historical market price data was used.
4. We estimate the expected life of stock options based upon historical experience.

     Net cash proceeds from the exercise of stock options were $251,000 and $258,000 for the nine months ended April 30, 2007 and 2006, respectively.

     The actual income tax benefit realized from stock option exercises was $0 and $13,000 for the nine months ended April 30, 2007 and 2006, respectively.

     Non-Vested Share Awards

     The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our non-vested market-based and time-based share awards as of July 31, 2006 and changes during the nine-month period ended April 30, 2007, is as follows:

Market-Based and Time-Based Share Awards                                                          Shares    Fair Value
----------------------------------------------------------------------------------------------- ---------- -------------
Outstanding at July 31, 2006                                                                        3,594  $       8.36
Granted                                                                                            66,564          8.89
Vested                                                                                            (46,300)         8.77
Forfeited/Canceled                                                                                (20,684)         8.66
                                                                                                ---------- -------------
Outstanding at April 30, 2007                                                                       3,174  $      12.94
                                                                                                ========== =============

     A total of 3,594 share awards based on time and 63,390 share awards vested based on market during the nine months ended April 30, 2007. As of April 30, 2007, there was $29,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the next five months.

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

5.   MARKETABLE SECURITIES

     During the quarters ended April 30, 2007 and 2006, we primarily invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized gain, net of taxes, on these investments, of approximately $95,000 and $283,000 for the three and nine months ended April 30, 2007, is included within other comprehensive income. The unrealized loss, net of taxes, on these investments of approximately $18,000 and $98,000 for the three and nine months ended April 30, 2006, is included within other comprehensive loss. The net unrealized loss included in shareholders' equity as of April 30, 2007 and 2006 was $46,000 and $338,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                                                                          April 30, 2007  July 31, 2006
                                                                                         ---------------- --------------

Finished goods...........................................................................$     3,097,591  $   2,021,448
Work-in-process..........................................................................      2,205,937      1,381,157
Raw materials............................................................................      2,748,064      2,513,345
                                                                                         ---------------- --------------
                                                                                         $     8,051,592  $   5,915,950
                                                                                         ================ ==============

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                                                       April 30, 2007   July 31, 2006         Life
                                                                       -------------- ----------------- ----------------
 Leasehold improvements................................................$   2,850,324  $      2,805,467     7-10 years
 Equipment.............................................................   12,406,134        11,532,405   3 to 10 years
 Assets in construction................................................      347,881           482,071        N/A
                                                                       -------------- -----------------
                                                                          15,604,339        14,819,943
 Less accumulated depreciation.........................................  (10,851,969)       (9,729,745)
                                                                       -------------- -----------------

 Property and equipment - net..........................................$   4,752,370  $      5,090,198
                                                                       ============== =================


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

     Total revenues from sales in the United States and outside the United States are as follows:

                                                                        Three Months Ended         Nine Months Ended
                                                                             April 30,                 April 30,
                                                                     ------------------------- -------------------------
                                                                         2007         2006         2007         2006
                                                                     ------------ ------------ ------------ ------------

United States........................................................$15,735,076  $14,764,000  $46,217,365  $44,437,327
Non-United States....................................................    504,613      460,827    1,432,290    1,392,282
                                                                     ------------ ------------ ------------ ------------
Total Revenues.......................................................$16,239,689  $15,224,827  $47,649,655  $45,829,609
                                                                     ============ ============ ============ ============

9.   COMMON STOCK

     During the nine months ended April 30, 2007, stock options for the purchase of 40,000 shares of the Company's common stock were exercised at prices between $2.22 and $12.57 per share resulting in proceeds of $251,000. During the nine months ended April 30, 2006, stock options for the purchase of 29,000 shares of the Company's common stock were exercised at prices between $3.94 and $12.44 per share resulting in proceeds of $258,000.

     During the nine months ended April 30, 2007 and 2006, we issued 22,000 and 52,000 shares in connection with our employee stock purchase plan.

     On August 15, 2006, we issued 63,390 shares of restricted stock to executives and key management as part of the fiscal 2006 management incentive program. The fair market value of the restricted stock was $549,000. The restricted stock carried vesting terms of four years or earlier if the stock price closed at $11.26 or greater for twenty consecutive trading days. On December 22, 2006 the restricted stock vested due to the Company's stock price closing for the twentieth consecutive day greater than $11.26. In the nine months ended April 30, 2007, $567,500 was expensed as compensation expense. We cancelled 20,684 shares of restricted stock due to the executives and key management electing to receive fewer shares in lieu of paying the withholding taxes.

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

     During the nine months ended April 30, 2007, we purchased 150,000 shares in the public market at stock prices between $11.81 and $13.26 per share for $1,877,000. During the nine months ended April 30, 2006, we repurchased 250,000 shares in the public market at prices between $9.89 and $11.06 per share for $2,613,000.

10.  ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:

Accrued warranty costs at July 31, 2006                                                                       $  91,500
Payments made for warranty costs.............................................................................. (429,600)
Provision for product costs...................................................................................  445,600
                                                                                                              ----------
Accrued warranty costs at April 30, 2007......................................................................$ 107,500
                                                                                                              ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We make a number of forward-looking statements in this Management's Discussion and elsewhere in this 10-Q that are based on our current expectations and on assumptions that may not prove correct. The realization of these forward-looking statements is subject to various risks and uncertainties that are identified in our Form 10-K for the year ended July 31, 2006 under Item 1A Risk Factors and are summarized below under in Part II, Item 1A of this Form 10-Q. You should read these factors when assessing these forward looking statements.

Our Business
Possis Medical, Inc., develops, manufactures, and markets pioneering medical devices for mechanical thrombectomy in native coronary arteries and coronary bypass grafts, leg arteries, upper- and lower- extremity peripheral veins and in kidney dialysis access grafts. Our primary product, the AngioJet(R) RheolyticTM Thrombectomy System (AngioJet System) uses miniaturized waterjet technology, which enables interventional cardiologists, interventional radiologists, vascular surgeons, and other specialists to rapidly, safely and effectively remove blood clots throughout the body.

The original proprietary AngioJet System consists of the first generation 3000 drive unit (capital equipment), a disposable pump set that delivers pressurized saline to a catheter, and a variety of disposable catheters that are specifically designed for particular clinical indications. We recently received approval from the FDA for the new AngioJet Ultra Thrombectomy System. The AngioJet Ultra System consists of the next-generation Ultra Console (capital equipment) and a combined single disposable Thrombectomy Set (catheter and pump) that delivers pressurized saline. Thrombectomy Set models are specifically designed to treat particular clinical indications. The new Ultra System is simpler and faster to setup, is compatible with a broad range of catheters, is sleeker and lighter, and significantly easier to maneuver than the first generation drive unit. AngioJet coronary catheters are Class III medical devices marketed in the U.S. under an approved pre-market approval (PMA). The AngioJet AV-Access and peripheral arterial catheters are Class II devices that are marketed in the U.S. under 510(k) clearance.

We expect U.S. AngioJet Systems sales to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, introduction of Ultra System and other AngioJet System-related products, more face-time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data.

The new combined disposable Thrombectomy Sets that are used with the Ultra Console can not be used with the prior generation 3000 Drive Unit. In addition, the first generation separate pump and catheters that are used with the 3000 Drive Unit can not be used with the new Ultra Console. We believe that the new Ultra Console will replace the 3000 Drive Unit over the next several years.

To further expand the range of products we offer, in May 2006 we began selling the SafeSeal(TM) Hemostasis Patch, which is designed to control bleeding from the puncture made to perform endovascular procedures. In October 2006, we started selling a manual aspiration device, the Fetch(TM) Aspiration Catheter, as an alternative for the aspiration of small, fresh blood clots.

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

         Revenue Recognition

         Revenues associated with AngioJet drive units and the Ultra Consoles maintained at customer locations are recognized, and title and risk of loss on those drive units and consoles is transferred to the customer, when we receive a valid purchase order from the customer. Revenue is not recognized for AngioJet drive units and Ultra Consoles that are maintained at customer locations as evaluation drive units and consoles. We do not lease AngioJet drive units and Ultra Consoles. Revenues associated with products that are shipped to customers from our facilities are recognized, and title and risk of loss are transferred to the customer, when a valid purchase order is received and the products are received at the customer's location. Revenue recognition for drive unit and Ultra Console extended warranties are amortized on a straight-line basis over the life of the warranty period, generally twelve months.

         Allowance for Returns

         We record an allowance for returns that reduces the amount of product sales and of trade receivables. We estimate the appropriate allowance at the time the account receivable is recorded by estimating the likelihood of returns. The estimate is based upon our historical product return experience, customer complaint rates, information received from our customers and other assumptions that we believe are reasonable under the circumstances. We review, on a quarterly basis, the actual returns for the previous quarter and evaluate the adequacy of the allowance for future returns. Although we believe the amount of the allowance for returns is appropriate, actual returns incurred could differ from our original estimate, requiring adjustments to the allowance that effect the results during the period of adjustment.

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

Results of Operations

Three and Nine Month Periods Ended April 30, 2007 and 2006

Summary

Total product sales for the three months ended April 30, 2007 increased $1,015,000, or 7%, to $16,240,000 compared to $15,225,000 for the comparable period in fiscal 2006. Total product sales for the nine months ended April 30, 2007 increased $1,820,000, or 4%, to $47,650,000 compared to $45,830,000 for the comparable period in fiscal 2006. The revenue increase included $1,044,000 of peripheral (medium length catheters) sales, partially offset by a reduction in coronary (long length catheters) sales of $261,000 and AV (short length catheters) sales of $294,000. In addition, the increase was partially due to the introduction of the SafeSeal Hemostasis Patch and Fetch Aspiration Catheter.

Due to the recent AngioJet(R) Ultra Thrombectomy System launch, Possis' expense for sales returns has increased from approximately 1 percent of gross revenue to
3.3 percent of gross revenue in the fiscal 2007 third quarter. This increase is due to the expected rise in returns of customers' disposable product inventory usable only with the previous generation AngioJet System. Gross revenue in the third quarter increased 9 percent to $16.8 million, versus the same period one year ago; gross revenue was up 5 percent sequentially from the fiscal 2007 second quarter.

We recorded net income for the three months ended April 30, 2007 of $44,000, or $0.00 per diluted share, and a net loss for the nine months ended April 30, 2007 of $16,000, or $0.00 per diluted share. This compared to a net loss of $278,000, or $0.02 per diluted share for the three months ended April 30, 2006 and net income of $330,000, or $0.02 per diluted share for the nine months ended April 30, 2006.

Net income for the three and nine months ended April 30, 2007 and 2006, reflects the impact of adopting SFAS No.123(R), which resulted in stock-based compensation expense, net of tax, of $669,000 and $820,000 for the three months ended April 30, 2007 and 2006. Stock based compensation was $1,997,000, and $2,602,000 for the nine months ended April 30, 2007 and 2006, respectively.

We have not restated our financial statements for periods commencing prior to July 31, 2005, for the impact of stock compensation expense. Consistent with SFAS No. 123(R), we have used the modified prospective transition method of implementing the changes required by SFAS 123(R). Our operations have been recovering for several years from the negative impact of a clinical study for a previously approved and marketed product, and we believe it is important for investors to be able to compare our financial results for periods ending prior to July 31, 2005 with periods ending after that date. Accordingly, we believe that also presenting net income, and individual line items in our income statement, that were effected by the equity compensation expense under SFAS 123(R) enhances the ability of investors to evaluate the trends in or business.

Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2007 and 2006.

                                                   For the Three Months Ended            For the Nine Months Ended
                                              ------------------------------------  ------------------------------------
                                                  April 30,    Increase (Decrease)     April 30,    Increase (Decrease)
                                                2007    2006    Dollars  Percent      2007    2006    Dollars   Percent
Product Sales                                 $16,240 $ 15,225 $  1,015       6.7%  $47,650 $45,830 $     1,820     4.0%
Operating expenses
 Cost of medical products                       5,194    4,400      794      18.0%   14,339  12,533       1,806    14.4%
 Selling, general and administrative            9,279    8,410      869      10.3%   28,360  24,315       4,045    16.6%
 Research and development                       2,372    2,870     (498)    -17.4%    6,731   8,577      (1,846)  -21.5%
 Total                                         16,845   15,680    1,165       7.4%   49,430  45,425       4,005     8.8%
Operating (loss) income                          (605)    (455)    (150)     33.0%   (1,780)    405      (2,185) -539.5%
 Other income                                     512      354      158      44.6%    1,568   1,160         408    35.2%
Income before income taxes                        (93)    (101)       8      -7.9%     (212)  1,565      (1,777) -113.5%
Income tax (provision) benefit                    137     (177)     314    -177.4%      196  (1,235)      1,431  -115.9%
Net income (loss)                             $    44 $   (278)$    322    -115.8%  $   (16)$   330 $      (346) -104.8%
Diluted Shares                                 17,792   17,167                       17,163  17,700
Diluted EPS                                   $  0.00 $  (0.02)                     $ (0.00)$  0.02

The following tables show the Statement of Income as a percentage of product sales for the three and nine months ended April 30, 2007 and 2006.

                                                          For the Three Months         For the
                                                                  Ended           Nine Months Ended
                                                      ------------------------- ---------------------
                                                          2007         2006       2007       2006
                                                      ------------- ----------- ---------- ----------
 Product sales                                               100.0%      100.0%     100.0%     100.0%
  Operating expenses
     Cost of medical products                                 32.0%       28.9%      30.1%      27.3%
     Selling, general and administrative                      57.1%       55.2%      59.5%      53.1%
     Research and development                                 14.6%       18.9%      14.1%      18.7%
     Total                                                   103.7%      103.0%     103.7%      99.1%

  Operating income                                           (3.7%)      (3.0%)     (3.7%)       0.9%
  Other income                                                 3.2%        2.3%       3.3%       2.5%
  Income before income taxes                                 (0.6%)        0.7%     (0.4%)       3.4%
  Income taxes provision                                       0.8%      (1.2%)       0.4%     (2.7%)
  Net income                                                   0.3%      (1.8%)       0.0%       0.7%

Revenue

U.S. product sales for the three months ended April 30, 2007 increased 7 percent to $15,735,000 from $14,764,000 for the same period in 2006. For the nine months ended April 30, 2007, U.S. product sales increased 4 percent to $46,217,000 from $44,437,000 the comparable period in 2006. The revenue increase during fiscal 2007 relates to increased peripheral (medium length catheters) sales partially offset by a reduction in coronary (long length catheters) and AV sales. The increase was also partially due to the introduction of the SafeSeal Hemostasis Patch and Fetch Aspiration Catheter.

The following table shows the domestic Ultra Consoles and the first generation drive units placed with customers as of April 30, 2007, January 31, 2007, and April 30, 2006:

                                                                      April 30, 2007   January 31, 2007   April 30, 2006
                                                                     ---------------------------------------------------
Ultra Console                                                                    109                   22             -
First generation drive unit                                                    1,668                1,697         1,645
                                                                     ---------------------------------------------------
    Total                                                                      1,777                1,719         1,645
                                                                     ===================================================

The following table shows the domestic Ultra Consoles and first generation drive units sold for the three and nine months ended April 30, 2007 and 2006:

                                                                         Three Months Ended        Nine Months Ended
                                                                     -------------------------- ------------------------
                                                                        4/30/2007    4/30/2006     4/30/2007  4/30/2006
                                                                     -------------------------- ------------------------
Ultra Console                                                                  36            -            46          -
First generation drive unit                                                     8           46            56        116
                                                                     -------------------------- ------------------------
 Total                                                                         44           46           102        116
                                                                     ========================== ========================

During the three month period ended April 30, 2007, our catheter sales increased approximately 1 percent to 11,200 catheters versus 11,100 catheters the same period last year. During the nine month period ended April 30, 2007, we sold 34,800 catheters versus 34,600 catheters in the same period last year.

International product sales were $505,000 for the three months ended April 30, 2007 and $461,000 for the three months ended April 30, 2006. International product sales of $1,432,000 for the nine months ended April 30, 2007 and $1,392,000 for the nine months ended April 30, 2006.

Cost of Medical Products/Gross Profit Margin

Cost of medical products increased $794,000 to $5,193,000 in the three month period ended April 30, 2007 over the same period in the previous year, and increased $1,806,000 to $14,339,000 for the nine month period ending April 30, 2007, over the same period last year. The increases relate to higher sales volumes and unfavorable product cost mix combined with the impact of higher start-up costs for new products, and higher production overhead. The higher new product start-up costs are primarily for the Ultra Console and disposable Thrombectomy Sets.

Gross profit margin increased by $221,000 to $11,046,000, or 68.0 percent of product sales, for the three months ended April 30, 2007, from $10,825,000 or
71.1 percent of product sales in the same period last year. Non-recurring new product cost issues impacted gross profit margins negatively by 1.5 percent to
2.0 percentage points for the three months ended April 30, 2007. Gross profit margin increased by $14,000 to $33,311,000, or 69.9 percent of product sales, for the nine months ended April 30, 2007, from $33,297,000 or 72.7 percent of product sales in the same period last year. The decrease in the gross profit margin percentage for the nine month period ended April 30, 2007 as compared to nine month period ended April 30, 2006 was primarily due to the impact of higher start-up costs for new products, higher production overhead, and discontinued production of drive units.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $869,000 to $9,279,000 for the three months ended April 30, 2007, from 8,410,000 in the comparable period in the prior year. Sales force commissions and additional sales staff, as well as higher marketing expenses to support new product launches, contributed to the increase. Selling, general and administrative expenses include stock-based compensation expense relating to SFAS No. 123(R) of $613,000 for the three months ended April 30, 2007 and $665,000 for the three months ended April 30, 2006.

Selling, general and administrative expenses increased $4,046,000 to $28,360,000 for the nine months ended April 30, 2007, compared to the same period in the previous year. The expense increase for the nine months ended April 30, 2007 relates primarily to higher sales expense under our new compensation plan, additional sales staff, and an increase in management incentive compensation. Selling, general and administrative expenses include stock-based compensation expense relating to SFAS No. 123(R) of $1,784,000 for the nine months ended April 30, 2007 and $1,699,000 for the nine months ended April 30, 2006.

Research and Development Expense

Research and development expense decreased $498,000 to $2,372,000 or 14.6 percent of sales, in the three months ended April 30, 2007, from $2,870,000 or
18.9 percent of sales in the same period in the prior year. Research and development expense decreased $1,846,000 to $6,731,000 or 14.1 percent of sales, in the nine months ended April 30, 2007, from $8,577,000 or 18.7 percent of sales in the same period in the prior year. The decrease in both the fiscal 2007 three and nine month periods was due to the completion of the Ultra Console System (including the console and disposable Thrombectomy Sets) research projects. Current research and development projects include distal occlusion guidewires and other AngioJet-related projects.

Research and development expenses include stock-based compensation expense relating to SFAS No. 123(R) of $174,000 for the three months ended April 30, 2007 and $197,000 for the months ended April 30, 2006. Research and development expenses include stock-based compensation expense relating to SFAS No. 123(R) of $523,000 for the nine months ended April 30, 2007 and $582,000 for the nine months ended April 30, 2006.

Interest Income

Interest income increased $57,000 in the three months ended April 30, 2007 to $522,000 and increased $302,000 in the nine months ended April 30, 2007 to $1,598,000. The increased interest income in fiscal 2007 is attributable to higher interest rates. The majority of excess cash is invested in a portfolio of marketable securities. Future levels of interest income in fiscal 2007 is dependent on investment balances and fluctuating interest rates.

Loss On Sale of Securities

Loss on sales of securities was $10,000 for the three months ended April 30, 2007 and $111,000 for the three months ended April 30, 2006. Loss on sales of securities was $30,000 for the nine months ended April 30, 2007 and $136,000 for the nine months ended April 30, 2006. The losses in fiscal 2007 and 2006 were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

The effective income tax rate differed from the U.S. federal statutory rate for each of the three and nine months ended April 30, 2007 and 2006 as follows:

                                                                               Three Months Ended    Nine Months Ended
                                                                                   April 30,             April 30,
                                                                                 2007      2006       2007      2006
                                                                              -------------------- ---------------------
Tax (benefit) expense on (loss) income from continuing operations computed at
 statutory rate of 34%                                                        $ (32,000)$ (34,000) $ (72,000)$  532,000
Research and development tax credits                                             27,000   292,000     81,000    876,000
FASB 123(R) compensation expense                                               (109,000) (187,000)  (343,000)  (570,000)
Other                                                                           (23,040)  106,211    137,960    397,211
                                                                              -------------------- ---------------------
Total income (benefit) expense                                                $(137,040)$ 177,211  $(196,040)$1,235,211
                                                                              ==================== =====================
Percent of income (loss) before income taxes                                        147%      177%        93%        79%
                                                                              ==================== =====================

Approximately 37 percent of our outstanding options as of April 30, 2007 are ISO's so the impact on Possis Medical's effective tax rate is significant.

We continue to maintain a valuation allowance of $1,413,000 against our deferred tax asset because we believe it is more likely than not that this amount of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $43,332,000 at April 30, 2007 versus $48,116,000 at July 31, 2006.

During the nine months ended April 30, 2007, we used $19,000 of cash in operating activities, which resulted primarily from an increase in the deferred tax asset of $573,000, an increase in inventory of $2,744,000, an increase in prepaid expenses and other assets of $1,714,000 combined with a decrease in accrued and other liabilities of $406,000. These uses of cash from operations were partially offset by depreciation of $2,148,000 and stock-based compensation expense of $3,333,000. We depreciate company-owned first generation drive units and Ultra Consoles at customer locations, as well as property and equipment. The accounts receivable increase is due to an increase in sales during the last month of the fiscal quarter. Inventory increased to support the market launch of new products including the Ultra System. The increases in prepaid expenses and other assets were due to advance payments to a third party manufacturer of the Ultra Consoles and the timing of insurance premium payments. The decreases in accrued liabilities were due to the timing of payments.

Cash provided in investing activities was $6,000 including the net proceeds from the sale of marketable securities of $3,705,000. The cash provided in investing activities was partially offset by the investment in Rafael of $2,612,000 and the purchase of $1,099,000 of property and equipment.

Net cash used in financing activities was $1,409,000, which resulted from the repurchase of 150,000 shares of our stock in open market transactions for $1,877,000; partially offset by the cash received in connection with the exercise of stock options of $468,000.

In December 2006 (fiscal 2007 second quarter), we invested $2,500,000 in Rafael and have committed to lend up to an additional $1.5 million to Rafael as needed in the future. We contract with a third-party to manufacture our Ultra Console and have committed to purchases of the Ultra Console from that third party manufacturer of $9 million over the next 15 months. Except with respect to these commitments, their have been no changes in our capital or contractual commitments. We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of our business and the repurchase of our common stock as authorized by our Board of Directors.

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

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the third quarter. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of April 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended April 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were served with a shareholder lawsuit filed with the United States District Court for the District of Minnesota on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws. Based upon our motion to dismiss, the lawsuit captioned In re Possis Securities Litigation, was dismissed with prejudice on February 1, 2007. On March 2, 2007, we were served with the Plaintiffs' notice of appeal of the dismissal to the United States Court of Appeals for the Eighth District . We believe the judicial court acted properly and intend to vigorously contest the appeal.

ITEM 1A.  RISK FACTORS

We identify a number of risks that affect our operations and are "forward-looking" in our annual report on Form 10-K under Item 1A. There have been no material changes in those risks, which are summarized below, since the filing of our Form 10-K. You should read the Form 10-K for a complete description of the risks of our business. Among the risks we have identified are:

o    our dependence on a single product line--the AngioJet Rheolytic System;
o    the effects of adverse clinical studies;
o the effects of extensive regulation of our product development, product manufacturing and product sales;
o    our dependence on our current manufacturing facility;
o unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes;
o the existence of larger entities in our industry which may develop new competitive products such as inexpensive aspiration devices, combined aspiration/occlusion products and compounds with which we would have difficulty competing or that may make our products obsolete;
o the effect of changes in the health care industry generally, such as restrictions imposed on sales time at interventional labs, consolidation of industry participants, cost containment and trends toward managed care;
o    the cost and effectiveness of our intellectual property protection;
o    the effects of changes in reimbursement;
o our ability to retain key personnel and motivate skilled employees, especially for sales positions;
o    the possibility of medical product liability issues;
o    possible sudden restrictions in supply of key materials; and
o the effectiveness of our sales and marketing efforts in re-establishing coronary product usage.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Company Repurchases of Equity Securities

                                                                                                 (d) Maximum Number (or
                                                                                                   Approximate Dollar
                                                                     (c) Total Number of Shares   Value) of Shares that
                               (a) Total Number                         Purchased as Part of      May Yet Be Purchased
                                   of Shares      (b) Average Price   Publicly Announced Plans     Under the Plans or
            Period                Purchased (1)     Paid per Share           or Programs               Programs (1)
February 1, 2007 to February
           28, 2007                            -                  -                           -                       -
 March 1, 2007 to March 31,
             2007                        134,738  $           12.48                     134,738                       -
       April 1, 2007 to
        April 30, 2007                    15,000  $           13.05                      15,000  $           13,123,000
            Total                        149,738  $           12.54                     149,738  $           13,123,000

(1) In December 2006, our Board of Directors authorized the repurchase of up to an additional $15,000,000 of our common stock in open-market transactions through December 2008. The shares were purchased in open market transactions.

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



                                 POSSIS MEDICAL, INC.



DATE:  June 8, 2007              By:  /s/ Robert G. Dutcher
                                      ------------------------------------------
                                      ROBERT G. DUTCHER
                                      Chairman, President and Chief Executive
                                      Officer





DATE:  June 8, 2007              By:  /s/ Jules L. Fisher
                                      ------------------------------------------
                                      JULES L. FISHER
                                      Vice President of Finance and Chief
                                      Financial Officer

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