Form 10-K
period 2007-07-31
POSSIS MEDICAL INC
filed 2007-10-16
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 2007

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For transition period from ____________ to___________

                          Commission file number 0-944
                              POSSIS MEDICAL, INC.

             (Exact name of registrant as specified in its charter)

           Minnesota                                    41-0783184
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)



           9055 Evergreen Blvd, NW, Minneapolis, Minnesota 55433-8003
               (Address of principal executive offices) (Zip Code)
        Registrant's telephone number, including area code: 763-780-4555

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

            Title of Class           Name of each exchange on which registered
            --------------           -----------------------------------------
     Common Stock, $.40 per value               NASDAQ Global Market
       Preferred Stock Purchase                 NASDAQ Global Market
                Rights

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES             NO      X
       -------        ------


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES             NO      X
       -------        ------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES      X      NO
       -------        ------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-10K. X .
                          -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large                          Accelerated       X      Non-Accelerated
accelerated filer              filer                    filer
                  -------------             ------------             -----------

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.
YES             NO      X
       ------        ------


Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2007: $226,338,000..

The number of shares outstanding of the registrant's common stock as of September 20, 2007: 16,962,386.

Certain responses in Part III are incorporated herein by reference from information contained in the Company's definitive Proxy Statement for its 2007 annual meeting to be filed on or before November 5, 2007 ("The Proxy Statement").

--------------------------------------------------------------------------------

                                     PART I
Item 1.  Business:

General

Possis Medical, Inc. is a developer, manufacturer and distributor of medical devices focused primarily on catheter-based therapies for the treatment of vascular disorders throughout the body. The company was incorporated in 1956 and has operated several businesses over the past 50 years. In 1990, the company decided to focus solely on medical products and, in 1993, changed its name to Possis Medical, Inc. Currently, the majority of the company's revenue is derived from sale of its proprietary AngioJet(R) Rheolytic(TM) Thrombectomy System, a catheter-based system used to remove thrombus (blood clots) from blood vessels. Currently the company has FDA marketing approval for AngioJet use in coronary arteries and bypass grafts, peripheral arteries and veins, and dialysis access grafts and fistulas. Since June 2006, Possis has expanded its product offering by adding new non-AngioJet endovascular products.

Development of Business

During fiscal 2007 we received FDA clearance for and introduced several products that are central to our growth plans and upon which our future products will be based, including, importantly, the new AngioJet Ultra Thrombectomy System. The Ultra System, which features a simple and fast set-up procedure, sleeker design, light weight and the flexibility to accommodate more varieties of catheters, is our next generation of central console. We received FDA clearance for the Ultra System in December 2006 and it was first used commercially on patients in January 2007. In fiscal 2007, we received FDA approval to begin marketing the new Spiroflex(TM) and Spiroflex(R) VG rapid exchange catheters to remove thrombus from coronary arteries and conduits. The Spiroflex 4 French catheter provides a highly flexible and kink-resistant catheter optimized for delivery to smaller vessels and complex anatomy (i.e., tight lesions, tortuous vessels, etc.). The slightly larger Spiroflex VG provides the same high performance design, but with increased thrombectomy power for slightly larger vessels and tougher thrombus. The Ultra Spiroflex thrombectomy set was also approved for coronary use with the new Ultra System in the last half of fiscal 2007; the Spiroflex VG thrombectomy set will soon be submitted for similar approval from the FDA.

In late November 2006, our Xpeedior(R) catheter, in conjunction with our AngioJet System, received FDA clearance to be marketed for removing large thrombus from upper- and lower-extremity peripheral veins. In October 2007, our DVX Catheter received the same market clearance. To date, AngioJet is the only device specifically cleared for venous thrombectomy which is a large underserved market.

To further expand the range of products we offer, we now market several new non-AngioJet products. The SafeSeal(TM) Hemostasis Patch was introduced throught a distribution agreement in late fiscal 2006 and is used to control bleeding from the puncture made to perform an endovascular procedure. We also launched the new Fetch Aspiration Catheter in the middle of fiscal 2007 and Fetch is now cleared by FDA for general arterial use and specifically for use in coronary arteries.

In addition, we currently have a third product, the .035" GuardDOG Occlusion Guidewire System, in limited market release. The GuardDOG System is designed to temporarily occlude blood flow through the treatment field during vascular interventions, offering physicians' greater control when employing endovascular catheter treatments such as AngioJet thrombectomy. We expect to launch the .035" GuardDOG System later in calendar 2007 and a companion .014" guidewire product later in fiscal 2008.

To further expand into complementary markets, we made an investment of $2.5 million in December 2006 in Rafael Medical Technologies, a company that is developing an inferior vena cava filter for thrombus. We have committed to invest up to an additional $1.5 million in Rafael and have a right, for three years, to purchase the remaining outstanding shares of Rafael.

Products

In fiscal 2007, 97 percent of our revenues was generated from sales of a single product line: the Angiojet(R) Rheolytic(TM) Thrombectomy System. The AngioJet System is a non-surgical, minimally invasive catheter system designed to rapidly remove blood clots with minimal vascular trauma.

The development of blood clots in various sites within the vascular system is common and is one of the leading causes of morbidity and death. Blood clots can be caused by a number of factors, including cardiovascular disease, trauma, impediment of normal flow during invasive procedures, or physical pressure that impedes venous return such as occurs during prolonged bed rest. If a blood clot becomes large enough, it can block a blood vessel, preventing oxygenated blood from reaching the organ or tissue it supplies, a condition called ischemia. In addition, if a blood clot breaks free, it can travel through the bloodstream (embolize) and block blood flow to other organs and tissue. Conditions caused by blood clots include: myocardial infarction (heart attack), stroke, limb threatening ischemia, hemodialysis access failure, deep vein thrombosis and pulmonary embolism.



                                       2
================================================================================

--------------------------------------------------------------------------------

We believe the AngioJet System represents a rapid, safe, medically effective and potentially cost-effective approach to the removal of blood clots from arteries, veins and grafts. The AngioJet System has demonstrated the ability to safely and effectively remove blood clots within seconds to minutes without surgical intervention or the risk of uncontrolled bleeding.

The AngioJet System consists of a reusable console used in combination with various disposable thrombectomy sets designed for use in various vascular territories. To operate the system, a physician threads a catheter over a guidewire down a patient's blood vessel to the site of the blood clot. The AngioJet System console is then activated, which pressurizes sterile saline to approximately 10,000 pounds per square inch (psi) at the source and sends it down the length of the catheter to the tip of the device. Saline jets enclosed within the catheter spray from the catheter tip back up the catheter at several hundred miles per hour. The operation of the high-speed jets inside the catheter creates a localized low-pressure zone around the catheter's tip. The difference between the low pressure at the catheter tip and the normal blood pressure in the vessel draws the blood clot into the catheter through openings near the tip. The jets then break apart and pulverize the blood clot into microscopic fragments, which are then propelled down the length of the catheter and into a disposable collection bag. Throughout the procedure, the system console ensures patient safety by monitoring and regulating the saline flow rate and extraction of blood clots and excess saline from the patients body.

In December 2006, we received FDA approval for a redesigned version of the AngioJet System, the AngioJet Ultra System. The new AngioJet Ultra System provides improved ease-of-use and allows faster set up by physicians and hospital staff. The new system consists of a new microprocessor-based console and integrated disposable thrombectomy sets which combine the separate disposable catheter and pump kit from the previous system into a single thrombectomy set. In addition to ease of use, the new Ultra System console provides an unlimited number of operating modes, compared to just three modes available on the previous electro-mechanical system. We believe that these unlimited modes will allow for more rapid development and introduction of new and improved thrombectomy sets and also new interventional tools beyond thrombectomy. We are currently focused on converting our current install base from the previous generation system to the new Ultra System and has implemented various conversion options for customers. These options include outright capital purchase plans, trade-in programs, and also non capital purchase options combined with adjusted pricing and minimum purchase requirements for disposable thrombectomy sets.

Each surgical procedure using our thrombectomy system requires a disposable thrombectomy set - consisting of specialized catheters designed for specific forms of procedures and, with the older console, a pump kit. Currently, we market the XMI(R) (Over the Wire version - OTW), XMI-RX (Rapid Exchange version), XMI RX +, Spiroflex, XVG(R), Spiroflex VG(R), Xpeedior(R), DVX(TM) and AVX(R) lines of catheters. Each of these catheters feature our patented Cross-Stream(R) Technology. This technology intensifies the action at the tip of the catheter, which doubles the clot removal rate and triples the treatable vessel size compared to other available mechanical thrombectomy devices on the market today. In addition, Cross-Stream Technology has been able to deal more effectively than previous catheters with "mural thrombus," the older, more organized material that adheres to vessel walls and can complicate patient outcomes.

We also market products that are complementary to our AngioJet System. In May 2006, we introduced the SafeSeal(TM) Hemostasis Patch. The SafeSeal Patch is a topical wound dressing that decreases the time it takes to control bleeding from the puncture made in a blood vessel to perform an endovascular procedure. Designed to assist manual compression and complement invasive vessel closure techniques, the SafeSeal Patch specifically targets the more than 7 million diagnostic and therapeutic procedures performed annually in the U.S. for coronary and peripheral applications. We estimate the U.S. market potential for the SafeSeal Patch to be $65 to $85 million in 2008.. The SafeSeal Patch is marketed in the U.S. to interventional catheterization labs, physicians and staff by our sales team pursuant to a multi-year distribution agreement with Medafor.

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

The AngioJet System currently has FDA clearance for marketing in four clinical applications: (1) for removal of blood clots in access grafts and native fistulas used by patients in kidney dialysis (received in December 1996), (2) for removal of clots in native coronary arteries and coronary bypass grafts (received in March 1999), (3) for removal of blood clots in peripheral arteries (received in April 2000) and (4) for the removal of blood clots in peripheral veins (received in November 2006).



                                       3
================================================================================

--------------------------------------------------------------------------------

The following table shows the vascular territories and indications for which we currently market the AngioJet System or are seeking an indication or researching. In addition, the table indicates the estimated annual incidence rate in the U.S. and our estimated Realizable Market Opportunity for the AngioJet System and adjunctive devices offered by the Company.

      Product             Clinical                   Estimated Realizable U.S.
                                         Reported        Market Opportunity*
                                           Annual
                                            U.S.     (Procedures)  (in millions
                                          Incidence                 of dollars)
-------------------- ------------------- ---------- -------------- -------------
Thrombectomy         Coronary Thrombosis
                      (Native Arteries
                      and Bypass Grafts   2,700,000        100,000   $160 - $180
                     Peripheral Arterial
                      Thrombosis          2,500,000         80,000   $100 - $120
                     Hemodialysis Graft
                      Thrombosis            370,000        370,000   $220 - $240
                     Venous Thrombosis      650,000         60,000    $80 - $100
                     Pulmonary Embolism
                      (1)                   200,000         40,000    $60 - $100
                     Ischemic Stroke (2)    640,000             **            **
                     TOTAL Thrombectomy   7,215,000        650,000   $620 - $740
Aspiration           Aspiration of soft         ***
                      emboli and thrombi
                      from the arterial
                      system                               120,000     $40 - $60
Temporary Occlusion  Temporary vessel          ****
                      occlusion                             80,000    $80 - $100
Access Site          Topical dressing
 Hemostasis           for vascular
                      access sites        1,500,000      1,500,000     $65 - $85
   Total                                                             $805 - $985
--------------------------------------------------------------------------------
(1) Pending FDA approval.
(2) In research and development phase.

* Realizable market opportunity dollar estimates are for products and clinical indications projected to be commercially available in fiscal year 2008.
** To be determined.
*** Estimated incidence same as for coronary thrombosis listed above.
**** Estimated incidence same as for peripheral thrombosis listed above.
--------------------------------------------------------------------------------

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

Clinical Science

Over the years we have sponsored several investigational clinical studies of AngioJet in order to obtain new market approvals from FDA. In addition, we sponsor and participate in various marketing clinical studies to better establish the clinical value of our AngioJet System in various clinical settings.



                                       4
================================================================================

--------------------------------------------------------------------------------

Our most active area has been in coronary use. From 1996 through 1998, we sponsored VeGAS 2, an investigational randomized clinical trial which compared the AngioJet System to the approved thrombolytic drug, Urokinase(R), for the treatment of intracoronary thrombus. The AngioJet System proved to be medically safe and effective and cost-effective compared to Urokinase. The results were compelling enough that the FDA granted expedited regulatory review and approval without convening a Panel review by outside experts. Treatment in the trial with AngioJet cost an average of $5,000 less per patient than did treatment with Urokinase. These results have been presented by physician investigators at major medical meetings and have been published in the October 2001 issue of the American Heart Journal, and the February 2002 issue of the American Journal of Cardiology, both peer reviewed publications.

From 2001 through 2004, we sought to expand the use of AngioJet in all-comer heart attack patients including those in whom thrombus was not visible by sponsoring the randomized AiMI study. The initial results were released in August 2004. Unfortunately, the results failed to show that use of AngioJet in all-comer heart attack patients (more than two-thirds of whom did not have visible thrombus) was effective in reducing final average infarct size.

The July 2006 issue of the Journal of Invasive Cardiology included a supplement with observational studies of AngioJet(R) Thrombectomy System use in treating selected heart attack patients. The supplement detailed "real-world" results from five patient registries and one randomized trial presented by a panel of leading interventional cardiologists during the March 2006 annual convention of the American College of Cardiology (ACC) in Atlanta. These results led the Panel to conclude in part that "use of the AngioJet with primary percutaneous catheter-based intervention (PCI) is safe and suggest that the AngioJet may improve procedural and clinical outcomes in a broad spectrum of real-world ST-elevation myocardial infarction (STEMI) patients treated with primary PCI."

In August 2007, the Journal of the American College of Cardiology (JACC) published a clinical study showing favorable results for AngioJet treatment of heart attack patients with large thrombus (blood clot). The study was conducted by Dr. George Sianos and colleagues at the ThoraxCenter in Rotterdam, the Netherlands. The Sianos study demonstrated that AngioJet use to remove large thrombus prior to placement of a drug-eluting stent (DES) in heart attack patients is associated with significantly lower rates of subsequent death, heart attack, and stent thrombosis.

We note that drug-eluting stents (DES) were introduced in the United States in 2003 and grew to represent almost 90 percent of stent placements in the U.S. by 2006. However, starting in 2006 concerns were raised about whether DES carried an increased risk for stent thrombosis, a sudden, unpredictable, and potentially fatal event. We believe the Sianos study represents important new real-world clinical evidence of the positive role AngioJet can play in reducing DES stent thrombosis.

We are currently sponsoring the JETSTENT study of AngioJet treatment in heart attack patients with visible thrombus. This European based multi-centered randomized trial is led by co-principal investigators Dr. David Antoniucci of the Careggi Institute in Florence, Italy, and Dr. Antonio Colombo of San Raffaele Hospital, Milan. Enrollment began in December 2005 and 200 patients were enrolled through July 31, 2007. A total of 500 patients are planned to complete the study. Our sponsorship of this trial is, in part, intended to reconfirm the safety and effectiveness of the AngioJet System in heart attack patients with visible thrombus.

With respect to other FDA-cleared marketing indications such as peripheral arteries, the Company believes that the AngioJet System offers a unique combination of clinical benefit and cost-effectiveness when compared to medical management and thrombolytic therapy. While the Company and some clinical scientists have assembled considerable data demonstrating these cost-savings, it is noted that these savings have been documented only in non-randomized patient sets.

Research and Development

Our product development efforts are focused on product enhancements for existing approved indications, new products for existing indications, new products for new clinical indications and general upgrades to the AngioJet System. We are also working on developing new endovascular products that are beyond the AngioJet family, of which the GuardDOG distal occlusion guidewire is the furthest along example. Research and development expenses are generally incurred for product prototyping and design, development and qualification, development and validation of manufacturing processes, conduct of investigational clinical trials, and seeking and obtaining governmental approvals. In fiscal 2008, our research and development expenses are expected to be between 12 percent to 13 percent of product revenue. We will continue to expand the current realizable market for the AngioJet System and expand into new areas, such as distal embolic protection.


As of August 31, 2007, we employed approximately 30 full-time employees in research and development, including 27 in new product concept screening, prototype building, product and process development and validation, and three in regulatory and clinical affairs. Technical staff from other engineering departments, such as manufacturing, quality and process engineering also support R&D efforts. We perform substantially all of our research and development activities at our headquarters in Minnesota. We spent $9,258,000, $10,907,000, and $10,502,000, in fiscal 2007, 2006 and 2005, respectively, on medical product research and development.



                                       5
================================================================================

--------------------------------------------------------------------------------

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

Starting in fiscal 2007, several of our products, including our new AngioJet Ultra System, were manufactured by outside contractors. Although we believe we have selected reliable manufacturers, we will generally have less control over the quality of the manufacturing process for these products and could be subject to increased rates of return, to other quality problems, or to delivery delays if our contract manufacturers do not perform.

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

Marketing and Sales

We market our AngioJet System primarily to interventional cardiologists, interventional radiologists and vascular surgeons and secondarily to physician specialty groups, such as nephrologists and osteopaths. Revenue from AngioJet System sales in the United States was approximately 97%, 96% and 98% of fiscal 2007, 2006, and 2005 overall revenue, respectively.

We currently market the AngioJet System for blood clot removal in coronary arteries and bypass grafts, peripheral arteries, peripheral veins, hemodialysis dialysis access grafts and fistulas. We anticipate marketing the AngioJet System in the future for pulmonary embolism (PE) and potentially for stroke treatment if and when FDA marketing approvals are obtained.

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

Patents, Patent Applications, Licenses and Proprietary Rights

Our success depends, and will continue to depend, in part on our ability to maintain patent protection for products and processes, to preserve trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications for technology that we consider important to the development of our business. Patents that we consider material and that have issued to us, and for which we continue to apply, describe method and apparatus claims related to thrombectomy and atherectomy devices, distal occlusion devices, and other related inventions. We made our first atherectomy/thrombectomy-related patent application in 1990 and currently hold 31 United States patents and six foreign patents relating to our waterjet thrombectomy business and related technology. In addition, we have 25 United States and 35 foreign patent applications pending relating to the AngioJet System. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.


                                       6
================================================================================

--------------------------------------------------------------------------------

We require all employees to execute non-disclosure agreements upon commencement of their employment. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's employment with us is to be kept confidential and not disclosed to third parties.

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

For native coronary arteries, coronary bypass grafts, and peripheral arteries, there are several catheter-based mechanical devices marketed in the U.S., including low-pressure manual aspiration/suction catheters, laser catheters, and passive debris capture devices such as embolic protection guidewires. The manual aspiration/suction catheters seek to show a price advantage relative to the AngioJet System because they do not require a drive unit in order to evacuate clot. Our research and clinical experience shows that these devices are not as effective in removing clots, particularly in acute settings with large thrombus burdens. Debris capture devices, such as embolic protection guidewires, often have associated manual aspiration devices sold with the guidewires; to the extent that these devices can show a reduction in MACE (major adverse cardiac events) rates with their use, this can result in lost sales for the AngioJet System, which is currently an active thrombectomy system. The coronary and peripheral markets are very sensitive to clinical data and device safety and effectiveness, and they are less price sensitive.

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


                                       7
================================================================================

--------------------------------------------------------------------------------

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

We received clearance of the AngioJet Ultra System through an FDA 510(k) application in December 2006, The AngioJet System received its first clearance for the U.S. market through a 510(k) pre-market notification cleared by the FDA in December 1996, for use in treating thrombosed AV access grafts. In March 1999, the AngioJet System received FDA approval of a PMA application for treating thrombus in coronary arteries and saphenous vein bypass grafts. In May 2000, the AngioJet System received FDA market clearance via another 510(k) pre-market notification for treating thrombus in leg arteries.

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

Employees

As of August 31, 2007, we had 282 full-time employees, seven part-time employees and 13 contract employees. Of these full-time employees, 30 are in research and development, 96 are in manufacturing and production, 17 are in quality assurance, eight are in facilities/maintenance, 104 are in sales and marketing and 27 are in management or administrative positions. None of our employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

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

 Item 1A:  Risk Factors

Our operations are subject to a number of risks and uncertainties that may effect our financial results, our accounting, and the accuracy of the forward making statements we make in this Form 10-K. We make statements regarding the timing of product introductions and regulatory approval or permission to market our products; the size of the potential markets for our products; our ability to increase sales of disposable product and capital equipment in the face of new product introductions from competitors; our ability to obtain regulatory clearance in new foreign markets; the responses of customer to our marketing strategies; our ability to retain and motivate skilled employees especially sales positions; our ability to expand our sales force; the valuation of our deferred tax asset allowance; our future revenue, earnings, earnings per share and expense levels; our future equity financing needs; and our ability to develop new products and enhance existing ones. These forward-looking statements are based on our current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:


                                       8
================================================================================

--------------------------------------------------------------------------------

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

o Although we attempt to establish the clinical value of our products with clinical studies, adverse results from those studies have had, and could have in the future, a significantly adverse impact on our business. In order to support regulatory filings related to new applications for our products, and to encourage greater use of our products in applications, we periodically sponsor clinical studies. The studies are normally designed to be independent and not influenced by the sponsor. If the data from an independent study indicates or implies that our products are ineffective, or less effective than anticipated, our business would likely be negatively affected. For example, we sponsored a three year study on the use of our AngioJet System in treating cardiac infarct where visible thrombosis was not required that ended in the summer of 2004. When the study did not indicate that the AngioJet System had a positive impact on final infarct size, the marketplace began questioning the value of our system generally, particularly in heart treatment. The negative publicity from these results significantly impacted our results for the 2005 and 2006 fiscal years. If future studies generated similar results, our operations would be further negatively impacted.

o Because our products are subject to extensive governmental regulation, we might not be able to pursue opportunities rapidly or effectively and failure to comply with regulatory requirements could subject us to fines, penalties and prosecution. Our products and manufacturing activities are subject to extensive and rigorous federal and state regulation in the United States and various regulatory requirements in other countries. Current United States Food and Drug Administration (FDA) enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Therefore, even if our products receive regulatory approval, regulators may significantly limit the indications for which our products may be marketed. In addition, the process of obtaining and maintaining required regulatory approvals can be lengthy and expensive, and the outcome of the process can be uncertain. Moreover, regulatory approvals may be withdrawn if we fail to comply with regulatory standards or if unforeseen problems arise following the initial marketing of a product. Additionally, we are required to adhere to Quality System Regulations promulgated by the FDA relating to product design, development, manufacturing, servicing, testing and documentation. Failure to comply with applicable Quality System Regulations or other regulatory requirements may result in fines, delays or suspensions of approvals, injunctions against further distribution of our products, seizures or recalls of products, operating restrictions, criminal prosecutions or other sanctions, in addition to adverse publicity. The adoption of new regulations or changes in existing regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals and could adversely affect the marketing of our existing products. We cannot assure you that we will be able to obtain necessary regulatory approvals on a timely basis, if at all. Delays in our receipt of or failure to receive regulatory approvals, the loss of previously received approvals or our failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

o Our manufacturing would be interrupted if we were unable to use our manufacturing facility. We manufacture most of our AngioJet System products at our manufacturing facility in Minneapolis, Minnesota. If this facility was to be destroyed, shut down or unable to be used for its intended purpose, or if the specialized manufacturing equipment we maintain at the office is damaged, we would not be able to manufacture the AngioJet System products until a replacement facility and equipment was found, and the replacement facility and process revalidated. The replacement of the manufacturing facility and equipment and the revalidation of the facilities could take several months before manufacturing operations could restart. The delay engendered by, and the potential cost incurred in, these steps would have a material adverse effect on our business, financial condition and results of operations.

o We are currently dependent upon a contract manufacturer for our AngioJet Ultra consoles and our failure to obtain supplies from this contractor could negatively impact our sales. Final development of our AngioJet Ultra Console was completed by a custom medical product design firm and that firm currently manufactures the consoles. Although we have obtained and own the specifications for the consoles, if we were required to replace the firm, we could experience several months delay in deliveries and other issues that could reduce our revenue and profitability. o We may not be able to enhance our products rapidly enough to keep pace with advances in the medical products industry. The medical products market is characterized by rapidly evolving technology. Our future success depends on our ability to keep pace with advancing technology from competitors and other innovators. Potential competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products, some of which may accomplish desired therapeutic effects through entirely different methods than the products we are developing. We believe our AngioJet System will face intense competition from a variety of treatments for the removal of blood clots, including clot-dissolving (thrombolytic) drug therapies, surgical intervention, balloon embolectomy, embolic protection devices, mechanical and laser thrombectomy devices, ultrasound ablators, and other thrombectomy devices based on waterjet systems that are currently being developed by other companies.


                                       9
================================================================================

--------------------------------------------------------------------------------

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

o We may not be able to adequately secure our position through intellectual property protection. Our success depends and will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We attempt to protect our technology by filing patent applications for technology that we consider important to the development of our business, among other measures described below. Claims relating to medical technology patents involve complex legal and factual questions. Therefore, their outcomes are highly uncertain. We cannot assure you that our pending applications will result in patents being issued to us or that either our new patents or our existing patents will give us a competitive advantage. Moreover, our competitors may design around any patents issued to us, third parties may receive patent protection on their own waterjet devices, and others may hold or receive patents containing claims that may cover products developed by us. We require all our employees to execute non-disclosure and intellectual property assignment agreements when they are first employed. We cannot assure you, however, that these agreements and other safeguards will protect our proprietary information and know-how, or that they will provide us adequate remedies in the event of unauthorized use or disclosure of confidential information. We also cannot assure you that others will be unable to develop such information independently.

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


                                       10
================================================================================

--------------------------------------------------------------------------------

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

o The protections we have adopted may cause takeover offers to be decided by the Board rather than our shareholders. Of the 100 million shares of capital stock authorized by our amended and restated articles of incorporation, 81 million shares are undesignated. Our Board of Directors may issue the undesignated shares on terms and with the rights, preferences and designations determined by the Board without shareholder action. In addition, we have adopted a shareholder rights plan that provides for the exercise of preferred share purchase rights when a person becomes the beneficial owner of 20% or more of our outstanding common stock (subject to certain exceptions). We also are subject to provisions of the Minnesota Business Corporation Act that limit the voting rights of shares acquired in specified types of acquisitions and that restrict specified types of business combinations. The existence or issuance of "blank check" stock, the existence of our shareholder rights plan and the effect of anti-takeover provisions under Minnesota law, individually or in the aggregate, may discourage potential takeover attempts and delay, deter or prevent a change in control. They also may make the removal of management more difficult, which could deprive our shareholders of opportunities to sell their shares at prices higher than prevailing market prices.

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

o Investments in third-party device companies and/or products may not provide the anticipated returns. An element of our strategic plan is to evaluate and act on opportunities to acquire products, technologies and/or companies that provide an attractive enhancement to our current product portfolio and future growth. As part of this strategy, in December 2006, we invested $2.5 million in Rafael Medical, Inc., to secure a 15% ownership position and an option to purchase the company outright. If this or other similar investments become impaired, the resultant losses could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties:

We lease approximately 51,000 square feet of office and manufacturing space
 (including approximately 6,500 square feet of controlled environment manufacturing space) at 9055
Evergreen Boulevard NW, Minneapolis, Minnesota 55433-8003. We lease approximately 25,000 square feet of additional office and warehouse space at 9130 and 9144 Springbrook Drive, Minneapolis, Minnesota 55433-8003. We lease approximately 800 square feet of office space at 1513 Johnson Ferry Road, Marietta, Georgia 30062. See Note 7 of Notes to Financial Statements in Part II,
Item 8, in this Form 10-K.


                                       11
================================================================================

--------------------------------------------------------------------------------

We believe these properties to be in good condition and are adequate to meet our current levels of production, research and development and necessary corporate business activities. Included in the existing lease for the 9055 Evergreen Boulevard NW property is the option to purchase the facility, extend the lease term in two five-year increments, of which we are one and one-half years into the first of the two five year extension options, and/or add on to the current location as the need arises.

Item 3.  Legal Proceedings:

We were served with a shareholder lawsuit filed with the Minnesota Federal District Court on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws. The Complaint seeks class action status and unspecified damages. The suit was dismissed with prejudice by order of the Court on February 1, 2007. Plaintiffs have filed an appeal from the Court's order and the appeal is still pending. We continue to believe that the allegations of the lawsuit are without merit and are contesting the appeal of the trial court's decision. While we do not believe that the amount of any potential liability associated with these matters can be accurately estimated at this time, we believe we have adequate insurance coverage to cover any potential damages and expenses. However, an unfavorable resolution of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders:

None

Executive Officers of the Registrant:

        Name             Age               Position
--------------------------------------------------------------------------------


Robert G. Dutcher       62          Chairman, President and Chief Executive Officer

Jules L. Fisher         53          Vice President, Finance and Chief Financial Officer

Irving R. Colacci       54          Vice President, Legal Affairs and Human Resources
                                    General Counsel and Secretary; Chief Governance Officer

James D. Gustafson      51          Senior Vice President, Research, Development,
                                    Engineering, Clinical Evaluation, and Chief Quality Officer

Shawn F. McCarrey       49          Executive Vice President, Worldwide Sales and Marketing

Robert J. Scott         62          Vice President, Manufacturing and Information Technology; Chief
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


                                       12
================================================================================

--------------------------------------------------------------------------------

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

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

We had 1,240 common shareholders of record on September 17, 2007. Our common stock is traded on the Nasdaq Stock Market under the symbol POSS. High and low closing sale prices for each quarter of fiscal years ended July 31, 2007 and 2006 are presented below:

                            2007                          2006
               ------------------------------ ----------------------------
                    High            Low           High           Low
               ------------------------------ ----------------------------
QUARTER:
First                   $11.20         $ 8.45        $13.39          $9.90
Second                   13.48          10.12         12.97           9.40
Third                    13.91          11.58         10.26           8.90
Fourth                   13.40          10.41          9.85           7.77

We have not paid cash dividends on our common stock since 1983. We do not currently anticipate paying cash dividends in the foreseeable future.

Share Repurchase Program

In December 2006, our Board of Directors authorized the repurchase of an additional $15,000,000 of common stock from time to time in open market transactions. The December 2006 authorization will expire in December 2008. We repurchased 376,490 shares during the year ended July 31, 2007. We believe that the share repurchase program is an effective tool to reduce the dilution associated with our stock based incentive compensation plans.

During the three months ended July 31, 2007, we repurchased an aggregate of 226,752 shares of our common stock pursuant to the repurchase program. The following table details those purchases on a monthly basis:

                    Company Repurchases of Equity Securities

                                               (c) Total Number of  (d) Maximum Number
                                                Shares Purchased      (or Approximate
                 (a) Total      (b) Average        as Part of        Dollar Value) of
                  number of     Price Paid per  Publicly Announced  Shares that May Yet
                   Shares           Share       Plans or Programs   Be Purchased Under
                  Purchased                                            the Plans or
                                                                          Programs
-------------- --------------- --------------- ------------------- ---------------------
May 1, 2007 to
May 31, 2007            35,000          $11.75              35,000
-------------- --------------- --------------- ------------------- ---------------------
June 1, 2007
 to
June 30, 2007          131,503          $11.75             131,503
-------------- --------------- --------------- ------------------- ---------------------
July 1, 2007
 to
July 31, 2007           60,249          $10.93              60,249           $10,587,000
-------------- --------------- --------------- ------------------- ---------------------
   Total               226,752          $11.18             226,752           $10,587,000
-------------- --------------- --------------- ------------------- ---------------------

PERFORMANCE GRAPH


Set forth below is a graph showing the five-year cumulative returns through July 31, 2007, of our common stock as compared with the NASDAQ Composite, NASDAQ Medical Equipment Russell 2000 Index ,and a peer group, index comprised of seven companies in the medical device industry with similar cardiovascular markets. In fiscal 2006 the graph compared our common stock with the Russell 2000 Index and the peer group. In Fiscal 2008 the graph will compare our common stock only with the NASDAQ Composite index and NASDAQ Medical Equipment index. The Russell 2000 Index and the Peer Group will no longer be included on the graph. We decided to discontinue use of the Russell 2000 Index in future periods because our common stock is no longer included in the Russell 2000 index. We decided to discontinue use of the peer group because of changes in the individual companies that comprise the peer group, which currently includes Arthrocare Corp.; Cardiac Science, Inc.; Datascope Corp.; Kensey Nash Corp.; Merit Medical Systems, Inc.; Novoste Corp.; Spectranetics Corp. The graph assumes an investment of $100.00 in our common stock in each of the indexes on July 31, 2002, and the reinvestment of all dividends.


                                       13
================================================================================

--------------------------------------------------------------------------------

                     [Please see Supplemental PDF for Graph]


                                        Cumulative Total Return
                           ----------------------------------------------------
                              7/02     7/03    7/04     7/05      7/06     7/07
                           ------- -------- ------- -------- --------- --------
POSSIS MEDICAL, INC.        100.00   172.62  290.06   118.66     84.79   112.78
RUSSELL 2000                100.00   123.11  144.11   179.82    187.45   210.17
NASDAQ Composite            100.00   128.66  142.78   164.72    161.10   197.04
NASDAQ Medical Equipment    100.00   129.09  164.64   194.71    186.52   241.51
PEER GROUP                  100.00   141.06  166.40   192.16    206.25   215.21
-------------------

(1) Arthrocare Corp.; Cardiac Science, Inc.; Datascope Corp.; Kensey Nash Corp.; Merit Medical Systems, Inc.; Novoste Corp.; Spectranetics Corp.


                                       14
================================================================================

--------------------------------------------------------------------------------

Item 6. Selected Financial Data:

                             SELECTED FINANCIAL DATA
                              POSSIS MEDICAL, INC.
                              YEARS ENDED JULY 31,

In Thousands Except per Share Data          2007         2006          2005          2004         2003
                                      ----------- ------------ ------------- ------------- ------------
INCOME STATEMENT DATA:
     Product sales                       $66,655     $ 61,879      $ 65,053      $ 72,420      $57,428
     Gross profit margin                      69%          72%           74%           76%          75%
Net income:
Before income taxes                          909        2,532        10,119        18,763       12,013
Income tax (provision) benefit              (853)      (1,723)       (3,964)       (7,034)       4,555
After income taxes                            56          809         6,155        11,729       16,568
Net income per common share - diluted:
Before income taxes                         0.05         0.14          0.55          0.96         0.64
Income tax (provision) benefit             (0.05)       (0.09)        (0.21)        (0.36)        0.24
After income taxes                          0.00         0.05          0.34          0.60         0.88
Weighted average shares outstanding:
     Basic                                17,122       17,224        17,616        17,936       17,502
     Diluted                              17,708       17,825        18,311        19,566       18,889
BALANCE SHEET DATA:
Cash and Marketable Securities           $42,872     $ 48,116      $ 44,427      $ 48,171      $31,944
Working capital                           56,405       57,158        53,544        57,399       38,881
Total assets                              83,921       81,952        78,151        86,021       67,765
Shareholders' equity                      73,288       72,904        70,588        77,617       61,034
CASH FLOW DATA:
Operating cash flow                      $ 2,586     $  8,470      $ 11,919      $ 17,375      $12,995

On August 1, 2005, (beginning of fiscal 2006) we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123R), which resulted October 12, 2007 share) for fiscal 2007 and $3,462,000 of pre-tax expense, or ($2,962,000 after tax, or $0.17 per diluted share) for fiscal 2006. Stock-based compensation for fiscal 2005, 2004 and 2003 was $0. See Note 4 to the Financial Statements.

The specific purposes of the non-GAAP financial measures for income per common share "before income taxes" relates to the utilization of net operating loss carryover for tax purposes in fiscal year 2003. Breaking this out separately is intended to disclose to the investor the significance of the net operating loss utilization to earnings per share.

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

The proprietary first generation AngioJet System consists of the 3000 drive unit (capital equipment), a disposable pump set that delivers pressurized saline to a catheter, and a variety of disposable catheters that are specifically designed for particular clinical indications. For our new AngioJet Ultra System we combine the disposable catheters with a pump that we sell as integrated disposable thrombectomy sets. We launched the new AngioJet Ultra Thrombectomy System in January 2007. The AngioJet Ultra System consists of the next-generation Ultra Console (capital equipment) with a combined single disposable Thrombectomy set (catheter and pump) that delivers pressurized saline. Disposable catheter sets are specifically designed to treat particular clinical indications. The new Ultra System features a simple and fast setup process, the flexibility to use a broad range of catheters, a sleeker design, lighter weight, and handling improvements that make it significantly easier to maneuver than the first generation drive unit. AngioJet coronary catheters are Class III medical devices marketed in the U.S. under an approved PMA. The AngioJet AV-Access and peripheral arterial catheters are Class II devices that are marketed in the U.S. under cleared 510(k) submissions.


                                       15
================================================================================

--------------------------------------------------------------------------------

We expect U.S. AngioJet System sales to grow primarily through obtaining additional FDA approved product uses, introduction of new catheter models for existing indications, introduction of AngioJet System-related products, more face-time selling to existing accounts, peer-to-peer selling, and the publication of clinical performance and cost-effectiveness data. For fiscal 2008, we also expect significant contribution to sales from our new AngioJet Ultra System consoles.

Critical Accounting Policies

Our financial statements include accounts of Possis Medical, Inc. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and applied our best judgment of certain amounts included in the financial statements, giving due consideration to materiality. Our most critical accounting policies are those described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Revenues associated with AngioJet drive units and the consoles that are maintained at customer locations are recognized, and title and risk of loss on those drive units is transferred to the customer when we receive a valid purchase order from the customer. Revenue is not recognized for AngioJet drive units and consoles that are maintained at customer locations as evaluation drive units or consoles. We do not lease AngioJet drive units and consoles. Revenues associated with products other than drive units or consoles that are shipped to customers from our facilities are recognized, and title and risk of loss are transferred to the customer, when a valid purchase order is received and the products are received at the customer's location. Provisions for returns are recorded in the same period the related revenues are recognized. Revenue recognition for drive unit and console extended warranties is amortized on a straight-line basis over the life of the warranty period that is generally twelve months.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets primarily from federal and state net operating loss carryovers and from research and development tax credit carryovers and to the extent the utilization of those loss carryovers and credits is doubtful, we record an allowance against the deferred tax assets. Generally, during periods of sustained profitability no allowance is recorded unless there is a specific credit that cannot be applied before it expires, or a loss in a jurisdiction that cannot be applied in other jurisdictions. We became profitable starting in fiscal 2001 and have remained profitable since. In fiscal 2007, we increased the valuation allowance against our deferred tax asset to $1,504,000 because of research and development tax credits that may exceed the limits imposed by Federal and State tax jurisdictions on use of credits and that may therefore not be realizable in future years.


                                       16
================================================================================

--------------------------------------------------------------------------------

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company's first fiscal year beginning after June 15, 2005, SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation, including grants of stock options, to be recognized in the statements of earnings. On August 1, 2005 we adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our net income for fiscal 2007 and 2006, reflected stock-based compensation expense of $3,289,000 ($2,528,000 after tax, or $0.14 per diluted share) and $3,462,000
($2,962,000 after tax, or $0.17 per diluted share). Our fiscal 2005 net income does not reflect stock-based compensation expense on stock options. Fiscal 2005 stock-based compensation expense on stock options under SFAS 123(R) would have been $5,292,000 ($3,169,000 after tax, or $0.16 per diluted share)




                                       17
================================================================================

--------------------------------------------------------------------------------

Results of Operations

      Fiscal Years Ended July 31, 2007, 2006 and 2005


Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2007 and 2006 and between 2006 and 2005.


                                                   Increase (Decrease)                         Increase (Decrease)
                                2007       2006    Dollars     Percent         2006      2005  Dollars    Percent

  Product Sales             $ 66,655   $ 61,879    $  4,776        7.7%    $ 61,879  $ 65,053 $ (3,174)       (4.9%)

  Operating Expenses

     Cost of medical
      products                20,340     17,114       3,226       18.9%      17,114    16,967      147     .9     %
     Selling, general and
      admin.                  38,248     32,990       5,258       15.9%      32,990    28,625    4,365        15.2%
     Research and
      development              9,258     10,907      (1,649)     (15.1%)     10,907    10,502      405         3.9%

     Total                    67,846     61,012       6,834       11.2%      61,012    56,094    4,918         8.8%

  Operating Income (Loss)     (1,191)       867      (2,059)    (237.2%)        867     8,959   (8,091)      (90.3%)

     Other Income              2,100      1,664         436       26.2%       1,664     1,160      504        43.4%

  Income before income
   taxes                         909      2,532      (1,623)     (64.1%)      2,532    10,119   (7,587)      (75.0%)
  Income taxes (provision)
  benefit                       (853)    (1,723)        870      (50.5%)     (1,723)   (3,964)   2,241       (56.5%)
  Net income                $     56   $    809    $   (753)     (93.1%)   $    809  $  6,155 $ (5,346)      (86.9%)


The following table shows the Statements of Income as a percentage of product sales for 2007, 2006 and 2005.

                                2007       2006        2005

  Product Sales                100.0%     100.0%      100.0%

  Operating Expenses
     Cost of medical
      products                  30.5%      27.7%       26.1%
     Selling, general and
           administrative       57.4%      53.3%       44.0%
     Research and
      development               13.9%      17.6%       16.1%
     Total                     101.8%      98.6%       86.2%

  Operating Income (Loss)       (1.8%)      1.4%       13.8%

     Other Income                3.2%       2.7%        1.8%

  Income before income
   taxes                         1.4%       4.1%       15.6%
  Income taxes provision        (1.3%)     (2.8%)      (6.1%)
  Net income                     0.1%       1.3%        9.5%

On August 1, 2005, (beginning of fiscal 2006) we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R), which resulted in $3,289,000 of pre-tax expense, or ($2,528,000 after tax, or $0.14 per diluted share) for fiscal 2007 and $3,462,000 of pre-tax expense, or ($2,962,000 after tax, or $0.17 per diluted share) for fiscal 2006. Stock-based compensation prior to implementation of SFAS 123(R) in fiscal 2006 was reflected as a financial statement footnote disclosure. See Note 4 to the Financial Statements.


                                       18
================================================================================

--------------------------------------------------------------------------------

Revenue

Total product sales for 2007 increased $4,775,000, or 8 percent, to $66,655,000, compared to $61,879,000 in fiscal 2006. Total product sales for fiscal 2006 decreased $3,174,000 or 5 percent to $61,879,000, compared to $65,053,000 in fiscal 2005.


The revenue increase during fiscal 2007 relates to the introduction of the AngioJet(R) Ultra Thrombectomy System and increased peripheral (medium length catheters) sales partially offset by a reduction in coronary (long length catheters) and AV sales (short length catheters). In addition, the increase was partially due to the introduction of the SafeSeal Hemostasis Patch and Fetch Aspiration Catheter. Fiscal 2007 revenue was negatively impacted some what due to a trade-in program designed to facilitate customer conversion to the new Ultra System Console from the first generation drive unit Customers who upgrade to an Ultra System Console within one year of the first generation drive unit purchase are eligible for this trade-in program and receive a credit towards the purchase of an Ultra Console.

Fiscal 2006 revenue decreased primarily due to the negative impact from the results of the AiMI post-marketing study impacting our coronary, or long catheter sales. Fiscal 2006 revenue was also affected by higher than normal sales force turnover.

Our fiscal 2007 allowance for sales returns increased due to the introduction of the AngioJet Ultra Thrombectomy System. First generation disposable catheters and pumps can not be used with the new Ultra System. Conversely, Ultra System disposable thrombectomy sets are not usable with the first generation AngioJet System. Customers who either purchased the Ultra Console or received an Ultra Console under an evaluation program could return their first generation catheters and pump sets for credit. As a result, our allowance for sales returns increased to 2.5 percent of gross revenue in fiscal 2007, compared to 1.1 percent in fiscal 2006, and 1.0 percent in fiscal 2005. In fiscal 2007 the majority of the returns were incurred in the last half of the fiscal year after the Ultra System was launched..

We sold 82 AngioJet System first-generation drive units and 113 Ultra System consoles worldwide in fiscal 2007, 156 drive units in fiscal 2006 and 215 drive units in fiscal 2005. The Ultra consoles were first introduced for sale in January 2007. As of July 31, 2007, we had a total of 2,144 AngioJet System drive units and Ultra System consoles in the field world wide, compared to 1,822 and 1,645 at the end of the fiscal 2006 and 2005, respectively.

During fiscal 2007, we sold a total of approximately 47,300 catheters and pump sets world wide versus approximately 47,000 in fiscal 2006 and 49,300 in fiscal 2005. This represents a 1 percent increase in fiscal 2007 and an 5 percent decrease in fiscal 2006 in unit catheter sales from the previous years.

We employ a variety of flexible drive unit and console sale programs, including outright sale and various evaluation programs. The purchasing cycle for the AngioJet System drive unit and Ultra consoles varies depending on the customer's budget cycle and is normally approximately six months from the beginning of the marketing cycle. We have signed contracts with seven hospital purchasing groups to increase market penetration. These hospital purchasing groups evaluate and screen new medical technologies, and negotiate pre-determined discounts on behalf of their members, and. By working with these hospital purchasing groups, we are placed on their recommended vendor list, and in some instances receive marketing support from the purchasing group supported by a marketing fee that we pay. These discounts and marketing fees have been offset by the increase in our sales to the member hospitals of the purchasing group. There has been no material negative effect on our margins due to these discounts and marketing fees. The discounts reduce gross revenue on the income statement, while marketing fees are included in selling, general and administrative expense on the income statement.

International sales of the AngioJet System were $2,073,000 in fiscal 2007, $2,021,000 in fiscal 2006 and $1,938,000 in fiscal 2005. The modest increase in sales is primarily due to the introduction of the Fetch manual aspiration catheter and SpiroFlex catheter sales in the European market. The AngioJet Ultra Thrombectomy System is currently not being sold internationally.

Cost of Medical Products/Gross Profit Margin

Cost of medical products increased $3,226,000 to $20,340,000 in fiscal 2007 compared to fiscal 2006. The increase was primarily due to an increase in product unit sales including AngioJet sales, Fetch and SafeSeal, combined with slightly higher product costs on the new Ultra System product line.

Gross profit increased $1,550,000 to $46,315,000 or 69.5 percent of product sales in fiscal 2007 from $44,765,000 or 72.3 percent of product sales in fiscal 2006. The increase in gross profit was primarily due to the increase in sales volume offset by a shift in overall sales mix to lower-margin Ultra System Consoles from higher margin disposables, combined with slightly higher product costs on the new Ultra System line.


                                       19
================================================================================

--------------------------------------------------------------------------------

Cost of medical products increased $147,000 to $17,114,000 in fiscal 2006 compared to fiscal 2005. The increase was primarily due to higher production overhead on lower production unit volumes combined with an increase in compensation charges under SFAS 123(R) of $418,000, offset by the reduction in AngioJet unit sales.

Gross profit decreased by $3,321,000 to $44,765,000 or 72.3 percent in fiscal 2006 from $48,086,000, or 73.9 percent of product sales in fiscal 2005. The decrease in the gross profit margin in fiscal 2006 and 2005 was primarily due to lower revenue unit volume.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $5,258,000 to $38,248,000, or 57.4 percent of product sales, in fiscal 2007 from $32,990,000 or 53.3 percent of product sales in fiscal 2006. The primary factors for the expense increase for fiscal 2007 were sales force additions, commissions, and a new sales compensation plan which contributed $4,306,000 or 82 percent of the overall increase. Additional increases in fiscal 2007 included sales samples, convention, and travel expense.

Selling, general and administrative expense increased $4,365,000 to $32,990,000, or 53.3 percent of product sales, in fiscal 2006 from $28,625,000 or 44.0 percent of product sales in fiscal 2005. The expense increase for fiscal 2006 was attributable primarily to SFAS 123(R) stock-based compensation charges which contributed $2,279,000 or over half of the overall increase. We also had increased expenditures in fiscal 2006, however, in marketing, clinical study, and in the proportionate amount of salary, incentives and benefits for field sales personnel resulting from turnover.

We currently have a U.S. sales force of approximately 87 employees and expect that will be sufficient to grow sales and service our current customer base for the AngioJet System through fiscal 2008. We expect selling, general and administrative costs to decline as a percent of revenue starting in the second half of fiscal 2008.

Research and Development Expenses

Research and development expenses decreased $1,650,000 to $9,258,000, or 13.9 percent of product sales, in fiscal 2007 compared to $10,907,000 or 17.6 percent of product sales in fiscal 2006. The decrease was primarily due to the completion of the new AngioJet Ultra System Console and associated project to combine the pump and catheter disposables.

Research and development expenses increased $405,000 to $10,907,000, or 17.6 percent of product sales, in fiscal 2006 compared to $10,502,000 or 16.1 percent of product sales in fiscal 2005. The increase was primarily due to SFAS 123(R) impact of $765,000. Excluding the impact of SFAS 123(R), overall research and development expenses would have decreased by $360,000.

We believe that research and development expenses for AngioJet System applications and related products in fiscal 2008 will approximate 12 percent to 13 percent of product sales. Research and development expense levels are dependent upon the continuing development of its current products and investment in the development of new AngioJet System thrombectomy applications and related products.


Interest Income

Interest income increased $300,000 to $2,113,000 in fiscal 2007 compared to $1,813,000 in fiscal 2006. Fiscal 2006 interest income increased $539,000 in fiscal 2006 from $1,274,000 in fiscal 2005. The increases are due to the investing of excess cash and cash equivalents in a portfolio of marketable securities and to the interest rate levels. Fiscal 2008 interest income levels will be dependent on the amount of excess cash and cash equivalents invested and the interest rates.

Loss On Sale of Securities

Loss on sales of securities was $13,000 in fiscal 2007, $148,000 in fiscal 2006, and $114,000 in 2005. The losses were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gains and losses on the sale of securities will be primarily dependent on interest rate fluctuations.

Provision for Income Taxes

We recorded a provision for income taxes of $853,000, or approximately 94 percent of income before income taxes, for fiscal 2007. We recorded a provision for income taxes of $1,723,000 and $3,964,000, or approximately 68 percent, and 39 percent of income before income taxes, for fiscal years 2006 and 2005, respectively.


                                       20
================================================================================

--------------------------------------------------------------------------------

For fiscal 2007, our effective tax rate was 94 percent on a GAAP basis and 38 percent as adjusted to exclude the impact of SFAS 123 (R). The increase in the GAAP effective tax rate in the current year is primarily attributable to the treatment of incentive stock options (or ISO's) under SFAS 123 (R) and the level of income before income taxes. Unless there is a disqualifying disposition, we are not entitled to a deduction upon exercise of an ISO and although SFAS 123(R) now requires us to recognize expense over the vesting period, there is no offsetting tax benefit. In contrast, we are entitled to a deduction, and tax benefit, upon exercise of non-qualified stock options. Approximately 33 percent of stock-based compensation expense is related to ISO's in fiscal 2007 so the impact on our GAAP effective tax rate is significant.

For fiscal 2006, our effective tax rate was 68 percent on a GAAP basis and 37 percent as adjusted to exclude the impact of SFAS 123 (R). The increase in the GAAP effective tax rate in the current year is attributable to the treatment of incentive stock options (or ISO's) under SFAS 123 (R) as described above. Approximately 63 percent of stock-based compensation expense for fiscal 2006 was related ISO's so the impact on our GAAP effective tax rate was significant.

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

We increased our deferred tax asset by an additional $78,000 in fiscal 2007, $56,000 in fiscal 2006, and $466,000 in fiscal 2005, as a result of the tax benefit from exercise of stock options and an associated disqualifying disposition that are recorded directly in the Statement of Changes in Shareholders' Equity. In fiscal 2006, we performed a study of our research and development tax credit for the fiscal years 1995 through 2005. This analysis resulted in a net increase in the our net research and development tax credits that can be carried forward of $594,000. The valuation allowance against the deferred tax asset was increased by $91,000 in fiscal 2007 to $1,504,000. Of this allowance, $1,296,000 relates to research and development tax credits that may not be realizable. An additional $153,000 valuation allowance relates to the capital loss carryover.

Net Income
We recorded net income of $56,000, or $0.00 per diluted share, in fiscal 2007, compared to net income of $809,000, or $0.05 per diluted share, in fiscal 2006 and net income of $6,155,000, or $0.34 per diluted share, in fiscal 2005. SFAS No.123(R) was adopted on August 1, 2006. Our net income for fiscal 2005 does not reflect the impact of adopting SFAS No.123(R). The impact on the fiscal 2005 net income if SFAS No.123(R) was included is stock-based compensation expense, net of tax, of $2,986,000 or $0.16 per diluted share.

Liquidity and Capital Resources

Our cash, cash equivalents, and marketable securities totaled approximately $42,872,000 at July 31, 2007 compared to $48,116,000 at July 31, 2006. The primary factors in the decrease were the repurchase of our common stock for $4,413,000, investment in Rafael Medical of $2,613,000 and capital expenditures of $1,744,000 which was partially offset by the cash provided by operations of $2,586,000.

During fiscal 2007, we generated $2,586,000 of cash from operating activities, which resulted primarily from $56,000 net income, depreciation of $2,889,000, a decrease in deferred tax assets of $389,000, non-cash stock-based compensation expense of $4,050,000, and an increase in accounts payable and accrued liabilities of $1,335,000. These cash sources were partially offset by increases in accounts receivables of $291,000, inventories of $4,310,000, and in prepaid expenses and other assets of $1,548,000. The stock-based compensation includes the expensing of stock options under SFAS 123 (R). The increase in trade accounts payable and accrued liabilities was due to the timing of the payments, including an increase in accrued compensation which was paid subsequent to year-end. Trade receivables increased in fiscal 2007 due to the increase in product sales. Inventory increased due to the introduction of new products in fiscal 2007, primarily the AngioJet Ultra System. The increase in prepaid expenses is primarily due to increase in deposits with inventory vendors.

We generated $389,000 of cash from investing activities in fiscal 2007. This includes the net proceeds from marketable securities of $4,727,000, offset partially by the investment in Rafael Medical of $2,613,000 and the purchase of $1,744,000 of property and equipment.

We used $3,817,000 of cash in financing activities in fiscal 2007, to repurchase of 376,500 shares of our common stock for $4,413,000, offset partially by $596,000 of cash received in connection with the exercise of stock options.

During fiscal 2006, we generated $8,470,000 of cash from operating activities, which resulted primarily from $809,000 net income, depreciation of $2,564,000, a decrease in deferred tax assets of $1,220,000, stock-based compensation expense of $3,554,000, and an increase in accounts payable and accrued liabilities of $1,674,000. These cash sources were partially offset by increases in inventories of $662,000, and in prepaid expenses and other assets of $802,000. The stock-based compensation includes the expensing of stock options under SFAS 123
(R). The increase in trade accounts payable and accrued liabilities was due to the timing of the payments, including an increase in accrued compensation which was paid subsequent to year-end. Inventory increased due to the introduction of new products in fiscal 2006. The increase in prepaid expenses is primarily due to increase in deposits with inventory vendors.


                                       21
================================================================================

--------------------------------------------------------------------------------

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

Cash from operating activities in fiscal 2007, 2006, and 2005 reflect depreciation for company-owned drive units at customer locations, as well as property and equipment. In addition, the decrease in the deferred tax asset in fiscal years 2007, 2006, and 2005 was due to the utilization of the net operating loss carry-forwards to offset current taxes payable.


Except with respect to lease obligations, purchase obligations and our commitment to provide $1,500,000 of financing to Rafael Medical, we do not have any substantial commitments for capital expenditures. The following table sets forth contractual obligations at July 31, 2007:

                                                    Payments Due By Period
                                                 Less than 1
                                     Total           year       1 - 3 Years    4 - 5 Years
Operating Lease Obligations      $    1,290,000    $   438,000 $     667,000 $        185,000
Purchase Obligations                  9,291,000      9,291,000            --               --
Rafael Medical Obligations       $    1,500,000    $ 1,500,000            --               --
Other Long-Term Liabilities             681,000        275,000       406,000               --

Total                            $   12,762,000    $11,504,000 $   1,073,000 $        185,000
                                 ============== ============== ============= ================


o    Operating Lease Obligations - See Note 8 to the Financial Statements.
o Purchase Obligations - These are open committed purchase orders for inventory and operational expenses.
o    Rafael Medical Obligations - See Note 5 to the Financial Statements.
o    Other Long-Term Liabilities - See Note 2 to the Financial Statements.

With over $42 million of cash and marketable securities, we believe our cash on hand and funds from operations will be sufficient to cover both our short-term and long-term operating requirements.


                                       22
================================================================================

--------------------------------------------------------------------------------

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet financial arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk:

We primarily invest our excess cash in a professionally managed, institutional fixed income portfolio of short duration. The market risk on a diversified portfolio of relatively short duration is minimal, while enhancing returns above money market levels. Loss on sales of securities was $13,000 in fiscal 2007, $148,000 in fiscal 2006 and $114,000 in 2005. The losses were due to interest rate increases that reduced the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during fiscal 2007. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of July 31, 2007.


                                       23
================================================================================

--------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Possis Medical, Inc.:

We have audited the accompanying balance sheets of Possis Medical, Inc. (the "Company") as of July 31, 2007 and 2006, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.


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


In our opinion, such financial statements present fairly, in all material respects, the financial position of Possis Medical, Inc. at July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


As discussed in Note 4 to the financial statements, the Company changed its method of accounting for shared-based payments in 2006.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of July 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


DELOITTE & TOUCHE LLP


Minneapolis, MN
October 12, 2007


                                       24
================================================================================

--------------------------------------------------------------------------------

                              POSSIS MEDICAL, INC.
                                 BALANCE SHEETS

                                                                  July 31, 2007          July 31, 2006
                                                         ---------------------- ----------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                               $   2,664,607          $   3,505,796
Marketable securities (Note 1)                                      40,207,324             44,610,130
Trade receivables (less allowance for doubtful accounts
 and returns of $1,131,000 and $580,000, respectively)               8,647,569              8,356,776
Inventories (Note 1)                                                 9,351,888              5,915,950
Prepaid expenses and other assets                                    2,955,583              1,663,322
Deferred tax assets (Note 3)                                         2,010,000              1,331,000
                                                         ---------------------- ----------------------
    Total current assets                                            65,836,971             65,382,974

PROPERTY AND EQUIPMENT, net (Note 1)                                 4,872,574              5,090,198

DEFERRED TAX ASSET, net (Note 3)                                     9,518,000             10,756,000

INVESTMENT IN RAFAEL MEDICAL (Note 5)                                2,612,887                     --

OTHER ASSET (Note 2)                                                 1,080,889                723,262
                                                         ---------------------- ----------------------

TOTAL ASSETS                                                     $  83,921,321          $  81,952,434
                                                         ====================== ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                           $   2,558,413          $   2,040,367
Accrued salaries, wages, and commissions                             4,503,546              3,468,961
Other liabilities                                                    2,369,801              2,715,421
                                                         ---------------------- ----------------------
Total current liabilities                                            9,431,760              8,224,749

OTHER LIABILITIES (Note 2)                                           1,201,743                823,975

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 4):
Common stock-authorized, 100,000,000 shares of
 $0.40 par value each; issued and outstanding, 16,894,416
 and 17,146,825 shares, respectively                                 6,757,766              6,858,730
Additional paid-in capital                                          77,538,548             77,378,276
  Accumulated other comprehensive loss                                 (60,000)              (329,000)
  Retained deficit                                                 (10,948,496)           (11,004,296)
                                                         ---------------------- ----------------------
Total shareholders' equity                                          73,287,818             72,903,710
                                                         ---------------------- ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  83,921,321          $  81,952,434
                                                         ====================== ======================

See notes to financial statements.


                                       25
================================================================================

--------------------------------------------------------------------------------

                              POSSIS MEDICAL, INC.
                              STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                               YEARS ENDED JULY 31

                                                               2007            2006            2005

Product sales (Note 9)                                $ 66,654,592     $61,879,378     $65,053,329
Cost of sales and other expenses:
    Cost of medical products                            20,339,796      17,114,312      16,966,874
    Selling, general and administrative                 38,248,241      32,990,441      28,625,132
    Research and development                             9,257,731      10,907,289      10,501,719
                                                   ---------------- --------------- ---------------
        Total cost of sales and other expenses          67,845,768      61,012,042      56,093,725
                                                   ---------------- --------------- ---------------
Operating income (loss)                                 (1,191,176)        867,336       8,959,604
Interest income                                          2,113,296       1,812,900       1,274,149
Loss on sale of securities                                 (12,860)       (148,476)       (114,401)
                                                   ---------------- --------------- ---------------
Income before income taxes                                 909,260       2,531,760      10,119,352
Income tax provision (Note 3)                              853,460       1,723,159       3,963,934
                                                   ---------------- --------------- ---------------
Net income                                                  55,800         808,601       6,155,418
Other comprehensive income (loss), net of tax -
    Unrealized gain (loss) on securities                   269,000         (89,000)       (104,000)
                                                   ---------------- --------------- ---------------
Comprehensive income                                  $    324,800     $   719,601     $ 6,051,418
                                                   ================ =============== ===============

Net income per common share:
    Basic                                             $       0.00     $      0.05     $      0.35
    Diluted                                           $       0.00     $      0.05     $      0.34
Weighted average number of common shares
 outstanding:
    Basic                                               17,122,391      17,223,562      17,616,072
    Diluted                                             17,707,745      17,824,739      18,310,906

See notes to financial statements.


                                       26
================================================================================

--------------------------------------------------------------------------------

                              POSSIS MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                               YEARS ENDED JULY 31

                                                               2007             2006            2005
OPERATING ACTIVITIES:
    Net income                                           $      55,800    $     808,601   $   6,155,418
    Adjustments to reconcile net income to net
        cash provided by operating activities:
    Depreciation                                             2,888,670        2,563,704       2,341,170
    Deferred income taxes                                      389,000        1,219,949       3,374,000
    Stock-based compensation expense                         4,049,520        3,553,804         159,000
    Loss on sale of securities                                 114,628          190,442         136,405
    Loss on disposal of assets                                   4,601            5,980          80,651
    (Increase) decrease in trade receivables                  (290,793)         (81,937)      1,957,341
    Increase in inventories                                 (4,310,360)        (662,482)     (1,020,509)
    Increase in prepaid expenses and other assets           (1,649,888)        (802,456)       (424,171)
    Increase (decrease) in trade accounts payable              442,122          643,283        (436,292)
    Increase (decrease) in accrued and other
     liabilities                                               893,199        1,030,849        (403,697)
                                                       ---------------- ---------------- ---------------
             Net cash provided by operating activities       2,586,499        8,469,737      11,919,316
                                                       ---------------- ---------------- ---------------
INVESTING ACTIVITIES:
     Additions to property and equipment                    (1,743,596)      (2,163,523)     (1,660,969)
     Proceeds from sale of fixed assets                         18,295            1,280          13,660
     Investment in Rafael Medical                           (2,612,887)              --              --
     Proceeds from sale/maturity of marketable
      securities                                            90,207,893       42,234,346      58,664,204
     Purchase of marketable securities                     (85,480,715)     (48,010,107)    (58,385,017)
                                                       ---------------- ---------------- ---------------
     Net cash provided by (used in) investing
      activities                                               388,990       (7,938,004)     (1,368,122)
                                                       ---------------- ---------------- ---------------
FINANCING ACTIVITIES:
     Proceeds from issuance of stock and exercise
          of options                                           596,296          918,585       1,255,710
   Excess tax benefits from stock-based compensation                --          (39,000)             --
     Repurchase of common stock                             (4,412,974)      (3,162,766)    (14,961,444)
                                                       ---------------- ---------------- ---------------
            Net cash used in financing activities           (3,816,678)      (2,283,181)    (13,705,734)
                                                       ---------------- ---------------- ---------------
DECREASE IN CASH AND CASH EQUIVALENTS                         (841,189)      (1,751,448)     (3,154,540)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                                3,505,796        5,257,244       8,411,784
                                                       ---------------- ---------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $   2,664,607    $   3,505,796   $   5,257,244
                                                       ================ ================ ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for income taxes                               $     617,700    $     467,710   $     666,958
Issuance of restricted stock                                   591,707          266,600          36,000
Disqualified stock options                                      78,000           56,000         466,000

See notes to financial statements.


                                       27
================================================================================

--------------------------------------------------------------------------------

                              POSSIS MEDICAL, INC.
                                  STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                                    Common Stock
                                              ------------------------   Additional   Unrealized
                                               Number of                  Paid-in       loss on       Retained
                                                 Shares      Amount        Capital     securities     Deficit         Total
                                              ------------ ----------- -------------- ------------ -------------- --------------
BALANCE AT JULY 31, 2004                       18,254,942  $7,301,977  $  88,419,540   $ (136,000) $ (17,968,315) $  77,617,202
  Employee stock purchase plan                     37,580      15,032        416,007           --             --        431,039
  Stock options issued to directors (Note 4)           --          --        123,000           --             --        123,000
  Stock options exercised                         164,311      65,724        758,946           --             --        824,670
  Disqualified stock options                           --          --        466,000           --             --        466,000
  Stock grants                                      2,754       1,102         (1,102)          --             --             --
  Restricted stock compensation                        --          --         36,000           --             --         36,000
  Unrealized loss on investments                       --          --             --     (104,000)            --       (104,000)
  Common stock repurchased                     (1,133,100)   (453,240)   (14,508,203)          --             --    (14,961,443)
  Net income                                           --          --             --           --      6,155,418      6,155,418
                                              ------------ ----------- -------------- ------------ -------------- --------------
BALANCE AT JULY 31, 2005                       17,326,487   6,930,595     75,710,188     (240,000)   (11,812,897)    70,587,886
                                              ============ =========== ============== ============ ============== ==============
  Employee stock purchase plan                     61,665      24,666        489,533           --             --        514,199
  Stock options issued to directors (Note 4)           --          --        137,750           --             --        137,750
  Stock options exercised                          55,506      22,202        382,184                                    404,386
  Disqualified stock options                           --          --         56,000           --             --         56,000
  Stock grants                                     21,947       8,779         (8,779)          --             --             --
  Restricted stock cancelled                       (6,289)     (2,516)       (79,430)          --             --        (81,946)
  Restricted stock compensation                        --          --        266,600                                    266,600
  Unrealized loss on investments                       --          --             --      (89,000)            --        (89,000)
  Common stock repurchased                       (312,491)   (124,996)    (3,037,770)          --             --     (3,162,766)
  Stock compensation                                   --          --      3,462,000           --             --      3,462,000
  Net income                                           --          --             --           --        808,601        808,601
                                              ------------ ----------- -------------- ------------ -------------- --------------
BALANCE AT JULY 31, 2006                       17,146,825   6,858,730     77,378,276     (329,000)   (11,004,296)    72,903,710
                                              ============ =========== ============== ============ ============== ==============
  Employee stock purchase plan                     30,099      12,040        281,612           --             --        293,652
  Stock options issued to directors (Note 4)           --          --        171,625           --             --        171,625
  Stock options exercised                          48,102      19,240        283,405           --             --        302,645
  Disqualified stock options                           --          --         78,000           --             --         78,000
  Stock grants                                     66,564      26,626        (26,626)          --             --             --
  Restricted stock cancelled                      (20,684)     (8,274)       (22,861)          --             --        (31,135)
  Restricted stock compensation                        --          --        368,495           --             --        368,495
  Unrealized gain on investments                       --          --             --      269,000             --        269,000
  Common stock repurchased                       (376,490)   (150,596)    (4,262,378)          --             --     (4,412,974)
  Stock compensation                                   --          --      3,289,000           --             --      3,289,000
  Net income                                                                                              55,800         55,800
                                              ------------ ----------- -------------- ------------ -------------- --------------
  BALANCE AT JULY 31, 2007                     16,894,416  $6,757,766  $  77,538,548   $  (60,000) $ (10,948,496) $  73,287,818
                                              ============ =========== ============== ============ ============== ==============

See notes to financial statements.


                                       28
================================================================================

--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

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

Marketable Securities During fiscal 2007 and 2006, the Company primarily invested its excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All Company securities in this portfolio as of July 31, 2007 and 2006 are classified as available-for-sale and consist primarily of U.S. government securities and corporate/municipal bonds. These investments are reported at fair value with a net unrealized gain (loss) for the years ended July 31, 2007, 2006 and 2005, of approximately $269,000, ($89,000)
and ($104,000), respectively, net of tax effect, which is included in other comprehensive income (loss). The cost of securities sold is based on the specific identification method. No impairment losses were recorded during fiscal years 2007, 2006, and 2005.

Information regarding the Company's available-for-sale marketable securities as of July 31, 2007 and 2006 is as follows:

                               U.S.Govt.       Corporate        Municipal         Mutual
                              Securities         Bonds            Bonds           Funds         Total
                           ----------------- -------------- ----------------- -------------- ------------

                                                           July 31, 2007
                           ------------------------------------------------------------------------------

  Cost                          $18,949,000     $9,483,000       $11,200,000    $   672,000  $40,304,000
  Gross unrealized losses           (35,000)       (27,000)          (35,000)            --      (97,000)
  Fair value                    $18,914,000     $9,456,000       $11,165,000    $   672,000  $40,207,000


                                                           July 31, 2006
                           ------------------------------------------------------------------------------

  Cost                          $22,028,000     $9,544,000       $    16,000    $13,557,000  $45,145,000
  Gross unrealized losses          (267,000)      (104,000)               --       (164,000)    (535,000)
  Fair value                    $21,761,000     $9,440,000       $    16,000    $13,393,000  $44,610,000


                                       29
================================================================================

--------------------------------------------------------------------------------

The following information recaps marketable securities for the years ended July 31, 2007 and 2006:

                                             July 31, 2007
                     -----------------------------------------------------------

                  U.S. Govt.      Corporate     Municipal    Mutual Funds
                   Securities        Bonds         Bonds                        Total
                 -------------- -------------- ------------- ------------- --------------
Proceeds from
 sales           $  41,185,000  $  12,403,000  $  6,756,000  $  29,864,000 $  90,208,000
                 ============== ============== ============= ============= ==============
Net gain realized$          --  $          --  $         --  $          -- $          --
                 ============== ============== ============= ============= ==============
Net loss realized$     (63,000) $     (34,000) $    (17,000) $          -- $    (114,000)
                 ============== ============== ============= ============= ==============

                                            July 31, 2006
                     ------------------------------------------------------------
                 U.S. Govt.     Corporate     Municipal    Mutual Funds
                   Securities       Bonds         Bonds                        Total
                 -------------- ------------- ------------- ------------- --------------
Proceeds from
 sales           $  15,980,000  $  4,139,000  $  2,144,000  $  19,971,000 $  42,234,000
                 ============== ============= ============= ============= ==============
Net gain realized$          --  $      1,000  $         --  $          -- $       1,000
                 ============== ============= ============= ============= ==============
Net loss realized$    (184,000) $     (5,000) $     (2,000) $          -- $    (191,000)
                 ============== ============= ============= ============= ==============

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances at July 31 were as follows:

                                                       2007           2006
                                                    ------------   ------------
                   Finished goods                   $4,206,290     $2,021,448
                   Work-in-process                    2,544,172      1,381,157
                   Raw materials                      2,601,426      2,513,345
                                                    ------------   ------------
                                                    $9,351,888     $5,915,950
                                                    ============   ============

Property and Equipment

Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives at July 31 were as follows:

                                              2007              2006            Life
                                       ----------------- ----------------- --------------
Leasehold improvements                  $     2,928,531   $     2,805,467      5-10 years
Equipment                                    12,437,219        11,532,405   3 to 10 years
Assets in construction                          468,623           482,071             N/A
                                       ----------------- -----------------
                                             15,834,373        14,819,943
Less accumulated depreciation               (10,961,799)       (9,729,745)
                                       ----------------- -----------------
Property and equipment - net            $     4,872,574   $     5,090,198
                                       ================= =================

Impairment of Long-Lived Assets

Management of the Company periodically reviews the carrying value of property and equipment owned by the Company by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment losses were recorded during fiscal 2007, 2006 and 2005.


                                       30
================================================================================

--------------------------------------------------------------------------------

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

Net Income Per Common Share

Net income per common share for fiscal 2007, 2006 and 2005 is computed by dividing net income by the weighted average number of common shares outstanding. Options representing 1,652,538, 1,787,072, and 1,328,814, shares of common stock at July 31, 2007, 2006 and 2005, respectively, have been excluded from the computations because their effect would have been antidilutive.

Fair Value Measurements


In March 2006, the FASB issued FASB No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on the Company's earnings, financial position or cash flows.


Accounting for Uncertainty in Income Taxes


                                       31
================================================================================

--------------------------------------------------------------------------------

In June 2006, The FASB issued FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is in the process of evaluating the impact of adopting this interpretation.


Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans


In September 2006, the FASB issued FASB No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our earnings, financial position or cash flows.


The Fair Value Option for Financial Assets and Liabilities


In February 2007, the FASB issued FASB No. 159, "The Fair Value Option for Financial Assets and Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Adoption is not expected to have a material impact on our earnings, financial position or cash flows.

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

In fiscal 2005, the Company established a Nonqualified Profit Sharing Plan (the "Plan") for executive officers. The Plan requires annual awards based upon target goals and contribution levels established by the Board of Directors. The Plan requires the Company to establish an account on behalf of each participant and to credit the participant account yearly. The estimated yearly funding amount for the 2007, 2006 and 2005 Plan Year is $63,000, $51,000, and $50,000,
respectively. The target benefit is an annual benefit, for a ten-year period, equal to one-tenth of the participant's account at the time benefits become payable under the Plan. The fiscal 2007 benefit was funded subsequent to year end.

Total compensation expense resulting from the SERP and Plan for fiscal 2007, 2006 and 2005 is approximately $378,000, $296,000, and $344,000, respectively, which is included in selling, general and administrative expenses. As of July 31, 2007 and 2006, the assets of $1,081,000 and $723,000 and liabilities of $1,202,000 and $824,000 relating to the SERP and Plan are included in the balance sheet under the captions Other Assets and Other Liabilities.


                                       32
================================================================================

--------------------------------------------------------------------------------

3.  INCOME TAXES

At July 31, 2007, the Company had net operating loss carry-forwards of approximately $9,118,000 for federal tax purposes, which expire in 2020 through 2025, and $6,390,000 for Minnesota tax purposes, which expire in 2013 through 2016.

In addition, at July 31, 2007, the Company has approximately $3,999,000 in federal and state tax credits, all of which are research and development tax credits, which expire from 2008 through 2027, and an approximately $938,000 alternative minimum tax credit, which does not expire. The Company established a valuation allowance for $1,296,000 against these research and development tax credits as a portion of them may not be realizable in future years. In fiscal 2007, an additional $33,000 valuation allowance relates to the capital loss carryover, an additional $76,000 valuation allowance was established that relates to state research and development tax credits and reduced by $18,000 that relates to state net operating loss carryforwards.

The components of the income tax expense as of July 31, 2007, 2006 and 2005 are as follows:


                                                  2007              2006              2005
                                     ----------------- ----------------- -----------------
Current:
     Federal                           $       135,000    $      158,000   $       219,000
     State                                    329,.460           241,159           269,934
                                     ----------------- ----------------- -----------------
                                               464,460           399,159           488,934
Deferred:
     Federal                                   474,000           810,000         3,189,000
     State                                     (85,000 )         514,000           286,000
                                     ----------------- ----------------- -----------------
                                               389,000         1,324,000         3,475,000
                                     ----------------- ----------------- -----------------
Total income tax expense               $       853,460    $    1,723,159   $     3,963,934
                                     =================  ================ =================

Deferred tax assets and liabilities as of July 31, 2007 and 2006 are described in the table below.


                                                           2007            2006
                                                 --------------- ---------------
Current Assets (liabilities):
   Allowance for doubtful accounts and returns     $    488,000    $    228,000
   Inventory                                            740,000         479,000
   Deferred Revenue                                     478,000         429,000
   Employee compensation and benefits                   287,000         183,000
   Other                                                 17,000          12,000
                                                 --------------- ---------------
   Net                                             $  2,010,000    $  1,331,000
                                                 =============== ===============
Long-term assets (liabilities):
   Net operating loss carry-forwards               $  3,513,000    $  5,855,000
   Amortization of patents                            1,125,000         975,000
   Tax credits                                        4,943,000       4,643,000
   Compensation                                       1,679,000         779,000
   Depreciation                                        (429,000)       (411,000)
   Unrealized loss on investments                        38,000         208,000
   Capital loss carry-forward                           153,000         120,000
                                                 --------------- ---------------
                                                     11,022,000      12,169,000
   Valuation allowance                               (1,504,000)     (1,413,000)
                                                 --------------- ---------------
   Net                                             $  9,518,000    $ 10,756,000
                                                 =============== ===============


                                       33
================================================================================

--------------------------------------------------------------------------------

The effective income tax rate differed from the U.S. federal statutory rate for each of the three years ended July 31, 2007, 2006 and 2005 as follows:

                                                          2007             2006           2005
                                                     --------------- --------------- -------------
Tax expense (benefit) on income from
     continuing operations computed at
     statutory rate of 34% for fiscal 2007 and 2006
      and 35% for fiscal 2005                        $      309,000    $    861,000  $   3,542,000
Research and development tax credits                       (169,000)     (1,168,000)            --
Change in valuation allowance                                91,000         723,000             --
FASB 123(R) compensation expense                            440,000         740,000             --
Other                                                       182,460         567,159        421,934
                                                     --------------- --------------- -------------
Total income tax expense                             $      853,460    $  1,723,159  $   3,963,934
                                                     =============== =============== =============

Deferred tax benefit of $78,000. $56,000, and $466,000 in fiscal 2007, 2006 and 2005, respectively, relate to disqualifying dispositions of incentive stock options, which were recorded directly in equity.

4.SHAREHOLDERS' EQUITY

Stock Based Compensation

We have stock-based compensation plans under which we issue stock options, non-vested share awards and discounted purchase rights under an employee stock purchase (Section 423) plan (ESPP). Employee and director stock options issued prior to July 31, 2005 have a ten-year term. Employee stock options issued subsequent to July 31, 2005 have a five-year term. Outstanding stock options issued to employees generally vest over a four-year period however, on occasion the Company has issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, based on the basis for issuance: a) six months - stock options in lieu of compensation for services rendered as directors, b) four years - annual grants of stock options and c) stock price performance with a seven-year cliff period - service award options. Directors receive an annual non-vested share award that vests upon continued employment (time based) of one year. Our ESPP permits employees to purchase stock at 85% of the market price of our common stock at the end of the quarterly purchase period.

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


On August 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for fiscal 2007 and 2006, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based awards granted subsequent to July 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognized compensation expense for stock options and non-vested share awards, that are either market-based or time-based, on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense for stock options issued to employees included in our statement of income for fiscal 2007 and 2006, was $3,289,000 (2,528,000, net of tax) and $3,462,000 ($2,962,000, net
of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated. We included additional stock-based compensation of $172,000 and $138,000 resulting from discounted stock options issued to directors for fiscal 2007 and 2006, and $589,000 and $36,000 resulting from amortization of restricted stock issued to employees and directors in fiscal 2007 and 2006. Fiscal 2006 stock compensation was reduced by $82,000 relating to cancelled restricted stock.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for fiscal 2005 under FAS 123 prior to revision.


                                       34
================================================================================

--------------------------------------------------------------------------------



                                                2005

                                            As Reported
Net income, as reported                  $       6,155,418

Deduct: Stock-based compensation expense
    determined under fair value method
     for
all awards, net of tax                          (3,169,000)
Net income, pro forma                    $       2,986,418

Net income per common share
  Basic-as reported                      $            0.35
  Basic-pro forma                        $            0.17

  Diluted-as reported                    $            0.34
  Diluted-pro forma                      $            0.16


Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. In accordance with SFAS No. 123(R), for fiscal 2007 and 2006, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For fiscal 2007 and 2006, $78,000 and $39,000, respectively, of excess tax benefits were reported as financing cash flows rather than operating cash flows.

We estimated the fair values using the Black-Scholes option-pricing model prior to August 1, 2005 and using the Actuarial Binomial option-pricing model subsequent to July 31, 2005, modified for dividends and using the following assumptions:

                                             2007         2006         2005
                                             ----         ----         ----
Dividend yield                               None         None         None
Expected volatility                        54-57%       38-60%       54-68%
Risk-free interest rate                  4.7-5.1%     3.7-5.1%     4.1-4.5%
Expected life of option                 49-50 mo.   46-102 mo.    63-84 mo.
Fair  value of  options on grant date  $1,795,000   $2,579,000   $7,635,000
                                       ==========   ==========   ==========

Forfeitures are estimated based on historical experience.

o Risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of our stock options.
o In 2007 and 2006 we used an independent valuation advisor to assist us in computing expected stock price volatility. In fiscal 2005, we used historical market price data.
o We estimate the expected life of stock options based upon historical experience

Common Stock Repurchased

The Company's Board of Directors authorized share repurchase program of $15,000,000 in February 2005 and $15,000,000 in December 2006. As of July 31,
2007, the share repurchase authorization remaining is $10,587,000.

During fiscal 2005, in open market transactions, the Company repurchased 1,133,100 shares of its common stock, at an average price of approximately $13.20 per share. During fiscal 2006, in open market transactions, the Company repurchased 312,491 shares of its common stock at an average price of approximately $10.12 per share. During fiscal 2007, in open market transactions, the company repurchased 376,490 shares of its common stock at an average price of approximately $11.72 per share.

Since the inception of its repurchase programs, the Company has repurchased 2,312,381 shares of its common stock at an average price of approximately $13.64 per share.


                                       35
================================================================================

--------------------------------------------------------------------------------

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

At July 31, 2007, there were 3,324,666 shares reserved for outstanding options under all plans and 370,764 shares were available for granting of options under the 1999 Plan.

In fiscal 2007, 2006 and 2005, the Company granted 25,464, 27,494, and 18,807 compensatory options, respectively, to its outside directors in lieu of cash payments for directors fees. These options vest six months after date of grant and expire not more than ten years from date of grant. The expense associated with compensatory options to outside directors was approximately $172,000, $138,000, and $123,000 for the years ended July 31, 2007, 2006 and 2005, respectively.


A summary of changes in outstanding options for each of the three years ended July 31 follows:

                                                 2007         2006          2005
                                            ------------ ------------ --------------
Shares under option at beginning of year       3,208,179    3,062,409      2,652,263
Options granted                                  406,364      555,994        735,231
Options exercised                               (48,102)     (55,506)      (167,078)
Options canceled                               (241,775)    (354,718)      (158,007)
                                            ------------ ------------  -------------
Shares under option at end of year             3,324,666    3,208,179      3,062,409
                                            ============ ============  =============
Shares exercisable at end of year              2,228,388    2,078,399      1,992,450
                                            ============ ============  =============

Stock option weighted-average exercise prices during fiscal 2007, 2006 and 2005 are summarized below:

                                                    2007         2006           2005
                                             ------------ ------------- -------------
Outstanding at beginning of year              $     11.55  $     11.78   $      11.08
Granted                                              9.70        11.63          13.66
Exercised                                            6.29         7.29           5.15
Canceled                                            15.52        14.27          15.74
Outstanding at end of year                    $     11.12  $     11.55   $      11.78
                                             ============ ============  =============


                                       36
================================================================================

--------------------------------------------------------------------------------

 The following table summarizes information concerning options outstanding and exercisable options as of July 31, 2007:


                               Weighted-
                                Average
                               Remaining
  Range of                    Contractual
  Exercise       Shares         Life in    Weighted-Average     Shares      Weighted-Average
    Price       Outstanding      Years      Exercise Price    Exercisable    Exercise Price
------------- -------------- ------------- ---------------- --------------- ----------------
 $   1 - 6       548,956         3.27       $     4.82          548,956      $     4.82
    6 - 12      1,158,560        4.07             8.22          683,206            7.79
    12 - 17      922,850         3.99            13.06          514,600           13.22
    17 - 21      663,700         6.38            17.95          459,126           18.08
    21 - 29       30,600         6.74            27.18          22,500            27.16


Non-Vested Share Awards

The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our market-based and time-based share awards for each of the three years ended July 31 follows:

                                             2007          2006           2005
                                    ------------- ------------- --------------
Outstanding at beginning of year           3,594         2,754          1,884
Granted                                   66,564        21,947          2,754
Vested                                   (46,300)      (14,818)        (1,884)
Forfeited/canceled                       (20,684)       (6,289)            --
                                    ------------- ------------- --------------
Outstanding at end of year                 3,174         3,594          2,754
                                    ============= ============= ==============

Share awards fair value during fiscal 2007, 2006 and 2005 are summarized below:


                                            2007         2006           2005
                                    ------------ ------------ --------------
Outstanding at beginning of year     $      8.36  $     11.70   $      28.60
Granted                                     8.89        12.15          13.08
Vested                                      9.03        12.47          13.08
Forfeited/canceled                          8.66        13.03             --
Outstanding at end of year           $     11.12  $      8.36   $      11.70
                                    ============ ============  =============

The aggregate intrinsic value of options outstanding and exercisable as of July 31, 2007, (the amount by which the market price of the stock on July 31, 2007, exceeded the exercise price of the stock on the date of grant) was $6,850,000 and $5,744,000, respectively.

In August 2006, the Company issued 63,390 shares of restricted stock to management and executives of the Company as part of the fiscal 2006 management incentive program. The restricted stock vested when our stock price closed at $11.26 or greater for twenty consecutive trading days, which occurred on December 22, 2006. The $548,957 fair market value of the restricted stock was expensed in fiscal 2007 as compensation expense. We cancelled 20,684 shares of restricted stock due to management and executives electing to receive fewer shares in lieu of paying withholding taxes.

In fiscal 2007, the Company granted 3,174 shares of restricted stock to the Board of Directors under the terms of the 1999 Plan, which vest in twelve months. The fair market value of the restricted shares was approximately $35,000 as of July 31, 2007. In case of termination of a member of the Board of Directors, unvested shares are forfeited.


                                       37
================================================================================

--------------------------------------------------------------------------------

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, effective January 1, 1991, enables eligible employees, through payroll deduction, to purchase the Company's common stock at the end of each calendar quarter. For fiscal 2007 and 2006, the purchase price is 85 percent of the fair market value of the stock on the last day of the calendar quarter. The Company issued 30,099 shares in fiscal 2007, 61,665 shares in fiscal 2006, and 37,580 shares in fiscal 2005 under this Plan. Prior to amendment in fiscal 2006, the plan enabled eligible employees to purchase shares at the lower of 85 percent of the fair market value of the stock on the first or last day of the calendar year.

5.  INVESTMENT IN RAFAEL MEDICAL


We invested in Rafael Medical Technologies, Inc. (Rafael), a company developing an inferior vena cava (IVC) filter named SafeFlo(R). In December 2006, we invested $2.5 million in a series of preferred stock of Rafael that represents a 15 percent ownership interest and also executed a stock purchase agreement that provides us a right for a period of three-year to purchase the remaining capital stock of Rafael that is or may become outstanding. We have committed to provide up to an additional $1.5 million as requested by Rafael in secured debt financing if necessary during this three year period at Rafael's election, none of which is outstanding at July 31, 2007. The preferred stock purchase agreement provides us with a number of rights as an investor. The total investment on the balance sheet of $2,613,000 reflects $113,000 of transaction related costs that were capitalized. As of July 31, 2007, management has determined that there is no impairment in the value of its investment in Rafael which is accounted for under the cost method.


6.  ACCRUED WARRANTY COSTS

The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. A summary of changes in the Company's product warranty liability of each of the three years ended July 31 follows:

                                            2007           2006             2005
                                       -------------- ------------- -----------------
Accrued warranty costs at beginning of
 year                                   $     91,500   $   146,500     $     293,500
Payments made for warranty costs            (514,200)     (401,400)         (494,700)
Accrual for product costs                    565,200       346,400           347,700
                                       -------------- ------------- -----------------
Accrued warranty costs at the end of
 year                                   $    142,500   $    91,500     $     146,500
                                       ============== ============= =================


7. 401 k PLAN

The Company has an employee savings and profit sharing plan for all qualified employees who have completed six months of service. Company contributions are made at the discretion of the Board of Directors subject to the maximum amount allowed under the Internal Revenue Code. Contributions for the years ended July 31, 2007, 2006 and 2005 were $445,000, $372,000, and $358,000, respectively.


                                       38
================================================================================

--------------------------------------------------------------------------------

8.  COMMITMENTS AND CONTINGENCIES

The Company's operations are conducted from a leased facility under an operating lease that expires in fiscal 2011. The lease can be canceled by either party with notice and payment of a termination fee.

The Company is also leasing administrative, shipping and warehouse facilities under an operating lease that expires in fiscal 2009 and is leasing a sales office under an operating lease that expires in 2008.

Total rental expense charged to operations was approximately $441,000, $426,000, and $406,000, for the years ended July 31, 2007, 2006, and 2005, respectively.

Future minimum payments under the non-cancelable operating leases at July 31, 2007 are:


                 Year Ending July             Amount
               ------------------ -----------------
                             2008          $438,000
                             2009           394,000
                             2010           273,000
                             2011           185,000
                                         ----------
           Total minimum lease payments  $1,290,000
                                         ==========

We were served with a shareholder lawsuit filed with the Minnesota Federal District Court on June 3, 2005, alleging that Possis Medical, Inc. and named individual officers violated federal securities laws. The Complaint seeks class action status and unspecified damages. The suit was dismissed with prejudice by order of the Court on February 1, 2007. Plaintiffs have filed an appeal from the Court's order and the appeal is still pending. We continue to believe that the allegations of the lawsuit are without merit and are contesting the lawsuit vigorously. While we do not believe that the amount of any potential liability associated with these matters can be accurately estimated at this time, we believe we have adequate insurance coverage to cover any potential damages and expenses. However, an unfavorable resolution of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

9. SEGMENT AND GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company's operations are in one business segment; the design, manufacture and distribution of cardiovascular and vascular medical devices. The Company evaluates revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.
Total revenues from sales in the United States and outside the United States for each of the three years ended July 31, 2007, 2006 and 2005 are as follows:

                                      2007          2006            2005
                                  ------------- -------------- ----------------
United States                     $  64,581,303 $   59,858,452 $     63,115,776
Outside the United States             2,073,289      2,020,926        1,937,553
                                  ------------- -------------- ----------------
Total revenues                    $  66,654,592 $   61,879,378 $     65,053,329
                                  ============= ============== ================

In fiscal 2007, 2006, and 2005 there were no individual customers with sales exceeding 10 percent of total revenues.

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) Fiscal Year Ended July 31,
    2007

                                 Fiscal Year Ended July 31, 2007
                      -------------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
Product sales         $  15,603,881 $  15,806,085 $  16,239,689 $  19,004,937
Gross profit             11,195,687    11,068,685    11,046,343    13,004,081
Net income (loss)          (233,649)      173,700        44,069        71,680

                                       39
================================================================================

--------------------------------------------------------------------------------

Net income (loss) per common share
         Basic                          $   (.01)  $    .01 $    .00  $    .00
         Diluted                        $   (.01)  $    .01 $    .00  $    .00

                                             Fiscal Year Ended July 31, 2006
                                 ---------------------------------------------------------
                                       First        Second      Third              Fourth
                                      Quarter       Quarter    Quarter            Quarter
Product sales                     $  15,475,674 $ 15,129,108 $15,224,827   $    16,049,769
Gross profit                         11,245,519   11,226,132  10,825,036        11,468,379
Net income (loss)                       265,602      341,562    (277,608)          479,044

Net income (loss) per common
share
         Basic                    $.02       $.02        $ .02     $.03
         Diluted                  $.01       $.02        $(.02)    $.03


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

During fiscal 2007 and 2006, there were no changes in or disagreements with the Company's independent registered public accounting firm on accounting procedures or accounting and financial disclosures.

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


                                       40
================================================================================

--------------------------------------------------------------------------------

Internal control over financial reporting
-----------------------------------------

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of Possis Medical Inc.'s internal control over financial reporting as of July 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on management's assessment and those criteria, it believes that, as of July 31, 2007, Possis Medical, Inc. maintained effective internal control over financial reporting.

Possis Medical, Inc.'s independent registered public accounting firm has audited management's assessment of the effectiveness of Possis Medical, Inc.'s internal control over financial reporting as of

July 31, 2007, as stated in the Report of Independent Registered Public Accounting Firm, [appearing under Item 9A], which expresses unqualified opinions on management's assessment and on the effectiveness of Possis Medical, Inc.'s internal controls over financial reporting as of July 31, 2007.



                                        /s/ Robert G. Dutcher
                                        ---------------------------------------
                                        Robert G. Dutcher
                                        Chief Executive Officer

October 12, 2007


                                        /s/ Jules L. Fisher
                                        ---------------------------------------
                                        Jules L. Fisher
                                        Chief Financial Officer
October 12, 2007


                                       41
================================================================================

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Possis Medical, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Possis Medical, Inc. (the "Company") maintained effective internal control over financial reporting as July 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.


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


In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended July 31, 2007, of the Company and our report dated October 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.


DELOITTE & TOUCHE LLP


Minneapolis, MN
October 12, 2007


                                       42
================================================================================

--------------------------------------------------------------------------------

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

Item 11.  Executive Compensation:

Information regarding compensation of directors and officers for the fiscal year ended July 31, 2007 is in the Proxy Statement under the heading "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules:

(a) 1. Financial Statements

The following financial statements of the Company, accompanied by a Report of Independent Registered Public Accounting Firm, are contained in Part II, Item 8:

     Balance Sheets, July 31, 2007 and 2006
     Statements of Income and Comprehensive Income for each of the three years in the period ended July 31, 2007
     Statements of Cash Flows for each of the three years in the period ended July 31, 2007
     Statements of Changes in Shareholders' Equity for each of the three years in the period ended July 31, 2007
     Notes to Financial Statements

      2. Financial Statement Schedules

The following financial statement schedules are submitted herewith:


                                       43
================================================================================

--------------------------------------------------------------------------------

     SCHEDULE II - Valuation Accounts for each of the three years in the period ended July 31, 2007 Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

      3. Exhibits

Certain of the following exhibits are incorporated by reference from prior filings. The form with which each exhibit was filed and the date of filing are indicated on the following pages.

                   10-K    Fiscal year                Articles of incorporation, as amended
      3.1                  ended                      and restated to date
                           July 31, 1994

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

    * 10.9         10-K    Fiscal year ended          1999 Stock Compensation Plan
                           July 31, 1999

    * 10.10        10-K    Fiscal year ended          Form of nonqualified stock option agreement
                           July 31, 2002              (1999 Plan)

    * 10.11        10-K    Fiscal year ended          Form of incentive stock option agreement
                           July 31, 2002              (1999 Plan)

    * 10.12        10-K    Quarter ended              Supplemental Executive Retirement
                           January 31, 2004           Deferred Compensation Agreement dated
                                                      February 1, 2004


                                       44
================================================================================

--------------------------------------------------------------------------------

      10.13         10-Q   Fiscal year ended          Lease agreement for additional corporate
                           July 31, 2005              and manufacturing facilities dated
                                                      May 26, 2004

      10.14         10-K   Fiscal year ended          Minnetronix Development and Production
                           July 31, 2006              Agreement

      21                   Filed with                 Subsidiaries of registrant
                           this 10-K

      23                   Filed with                 Consent of independent registered
                           this 10-K                  public accounting firm

      31.1                 Filed with                 Certification of Chief Executive Officer
                           this 10-K                  pursuant to Section 302 of the
                                                      Sarbanes-Oxley Act

      31.2                 Filed with                 Certification of Chief Financial Officer
                           this 10-K                  pursuant to Section 02 of the
                            3
                                                      Sarbanes-Oxley Act

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

                                          POSSIS MEDICAL, INC.

Dated:  October 12, 2007                  by: /s/ Jules L. Fisher
                                                  ------------------------------
                                          Jules L. Fisher
                                          Chief Financial Officer and
                                          Vice President of Finance


                                       45
================================================================================

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                           Title                        Date

/s/ Robert G. Dutcher        Chairman, President and Chief          October 12, 2007
----------------------------  Executive Officer
Robert G. Dutcher            (Principal Executive Officer)


/s/ Jules L. Fisher          Chief Financial Officer and Vice       October 12, 2007
----------------------------  President of Finance
Jules L. Fisher              (Principal Financial and Principal
                              Accounting Officer)


/s/ Mary K. Brainerd         Director                               October 12, 2007
----------------------------
Mary K. Brainerd


/s/ Seymour J. Mansfield     Lead Director                          October 12, 2007
----------------------------
Seymour J. Mansfield


/s/ William C. Mattison, Jr. Director                               October 12, 2007
----------------------------
William C. Mattison, Jr.


/s/ Whitney A. McFarlin      Director                               October 12, 2007
----------------------------
Whitney A. McFarlin


/s/ Donald C. Wegmiller      Director                               October 12, 2007
----------------------------
Donald C. Wegmiller


/s/ Rodney A. Young          Director                               October 12, 2007
----------------------------
Rodney A. Young


                                       46
================================================================================

--------------------------------------------------------------------------------

                                                                     SCHEDULE II

                              POSSIS MEDICAL, INC.

VALUATION ACCOUNTS
YEARS ENDED JULY 31, 2007, 2006 AND 2005



  ---------------------------------------------------------------------------------------
  Column A                   Column B         Column C         Column D          Column E
  ---------------------------------------------------------------------------------------

                                              Additions
                            Balance at       Charged to
                            Beginning       (Reversal of)      Deductions       Balance at
 Description                 of Year         Expenses         Write-offs       End of Year
 -----------                 -------         --------         ----------       -----------

Allowance for doubtful accounts and returns - deducted from trade receivables in the balance sheet:

Year ended July 2007      $  580,000        $1,727,000   $  1,176,000         $  1,131,000
Year ended July 2006         670,000           690,000        778,000              580,000
Year ended July 2005         536,000           682,000        548,000              670,000



Valuation allowance on deferred tax asset:

Year ended July 2007       $  1,413,000 $      91,000          --          $    1,504,000
Year ended July 2006            690,000       723,000          --               1,413,000
Year ended July 2005            690,000            --          --                 690,000


                                       47
================================================================================

--------------------------------------------------------------------------------

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

  31.1      Certification of Chief Executive Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  31.2      Certification of Chief Financial Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  32.1      Certification of Chief Executive Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

  32.2      Certification of Chief Financial Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002


                                       48
================================================================================