Form 10-Q
period 2007-10-31
POSSIS MEDICAL INC
filed 2007-12-10
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended October 31, 2007

                                       or

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

763-780-4555
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X   Yes          No
                                        -----    ---------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

 Large accelerated filer     Accelerated filer  X    Non-accelerated filer
                        ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---

The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of November 26, 2007, was 16,987,283.

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                                                                         PAGE
                                                                                                                         ----


PART I.                       FINANCIAL INFORMATION

         ITEM 1.              Financial Statements.............................................................             3

                              Consolidated Balance Sheets, October 31, 2007 and July 31, 2007..................             3

                              Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the
                              three months ended October 31, 2007 and 2006.....................................             4

                              Consolidated Statements of Cash Flows for the three months ended
                              October 31, 2007 and 2006........................................................             5

                              Notes to Consolidated Financial Statements........................................            6

         ITEM 2.              Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..............................................            12

         ITEM 3.              Quantitative and Qualitative Disclosures about Market Risk.......................            17

         ITEM 4.              Controls and Procedures...........................................................           17

PART II.                      OTHER INFORMATION

         ITEM 1.              Legal Proceedings...............................................................             18

         ITEM 1A.             Risk Factors....................................................................             18

         ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds.....................             18

         ITEM 6.              Exhibits.........................................................................            19

                              SIGNATURES......................................................................             20

PART 1    FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS


                              POSSIS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                    October 31, 2007 July 31, 2007
                                                                                          ---------------- -------------

CURRENT ASSETS:
 Cash and cash equivalents................................................................$     5,635,132  $  2,664,607
 Marketable securities....................................................................     34,814,069    40,207,324
 Trade receivables (less allowance for doubtful accounts and returns of $1,128,000 and
  $1,131,000, respectively)...............................................................      8,207,271     8,647,569
 Inventories..............................................................................     11,072,844     9,351,888
 Prepaid expenses and other assets........................................................      3,087,085     2,955,583
 Deferred tax asset.......................................................................      2,010,000     2,010,000
                                                                                          ---------------- -------------
    Total current assets..................................................................     64,826,401    65,836,971
PROPERTY AND EQUIPMENT, net...............................................................      4,734,938     4,872,574
DEFERRED TAX ASSET........................................................................      9,748,117     9,518,000
INVESTMENT IN RAFAEL MEDICAL..............................................................      2,612,887     2,612,887
PREPAYMENT TO VENDOR......................................................................      1,590,000            --
OTHER ASSET...............................................................................      1,175,523     1,080,889
                                                                                          ---------------- -------------

TOTAL ASSETS..............................................................................$    84,687,866  $ 83,921,321
                                                                                          ================ =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable...................................................................$     2,664,649  $  2,558,413
 Accrued salaries, wages, and commissions.................................................      3,528,503     4,503,546
 Other liabilities........................................................................      2,707,416     2,369,801
                                                                                          ---------------- -------------
     Total current liabilities............................................................      8,900,568     9,431,760
OTHER LIABILITES                                                                                1,303,609     1,201,743

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock-authorized, 100,000,000 shares of $0.40 par value each; issued and
  outstanding, 16,987,283 and 16,894,416 shares, respectively.............................      6,794,913     6,757,766
 Additional paid-in capital...............................................................     78,260,057    77,538,548
 Accumulated other comprehensive gain (loss)..............................................          3,000       (60,000)
 Retained deficit.........................................................................    (10,574,281)  (10,948,496)
                                                                                          ---------------- -------------
       Total shareholders' equity.........................................................     74,483,689    73,287,818
                                                                                          ---------------- -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................$    84,687,866  $ 83,921,321
                                                                                          ================ =============

                              POSSIS MEDICAL, INC.
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED OCTOBER 2007 AND 2006
                                   (UNAUDITED)

                                                                                                   2007         2006
                                                                                               ------------ ------------
Product sales..................................................................................$18,869,371  $15,603,881
Cost of medical products.......................................................................  5,766,956    4,408,194
                                                                                               ------------ ------------
Gross Profit................................................................................... 13,102,415   11,195,687

Selling, general and administrative............................................................ 11,163,997    9,816,040
Research and development.......................................................................  2,322,211    2,414,679
                                                                                               ------------ ------------
    Other expenses ............................................................................ 13,936,208   12,230,719
                                                                                               ------------ ------------

Operating loss.................................................................................   (383,793)  (1,035,032)
    Interest income............................................................................    503,383      539,492
    Gain on sale of securities.................................................................     70,675       18,891
                                                                                               ------------ ------------

                                                                                                            ------------
Income (loss) before income taxes..............................................................    190,265     (476,649)
Provision (benefit) for income taxes...........................................................     86,050     (243,000)
                                                                                               ------------ ------------

Net income (loss)..............................................................................    104,215     (233,649)

Other comprehensive income, net of tax:
Unrealized gain on securities..................................................................     63,000      193,000
                                                                                               ------------ ------------
Comprehensive income (loss)....................................................................$   167,215  $   (40,649)
                                                                                               ============ ============

Weighted average number of common
    shares outstanding:
    Basic...................................................................................... 16,934,129   17,149,993
    Diluted.................................................................................... 17,709,437   17,149,993

Net income (loss) per common share:
    Basic......................................................................................$      0.01  $     (0.01)
                                                                                               ============ ============
    Diluted....................................................................................$      0.01  $     (0.01)
                                                                                               ============ ============

See notes to consolidated financial statements.

                              POSSIS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                                                 2007          2006
                                                                                             ------------- -------------
OPERATING ACTIVITIES:
Net income (loss)                                                                            $    104,215  $   (233,649)
    Adjustments to reconcile net income to net cash..........................................
      provided by operating activities:......................................................
    Depreciation.............................................................................     811,634       674,170
    (Gain) loss on asset disposal............................................................      (5,446)       22,206
    Stock-based compensation expense.........................................................     842,195       931,689
    (Gain) loss on sale of marketable securities.............................................     (39,009)       31,601
    Deferred taxes...........................................................................         883      (373,000)
    Decrease in trade receivables............................................................     440,298       235,477
    Increase in inventories..................................................................  (2,039,328)     (439,716)
    Increase in prepaid expenses and other assets............................................  (1,816,136)     (962,714)
    Increase in trade accounts payable.......................................................      67,236       203,982
    Decrease in accrued and other liabilities................................................    (885,536)     (912,681)
                                                                                             ------------- -------------
      Net cash used in operating activities..................................................  (2,518,994)     (822,635)

INVESTING ACTIVITIES:
   Additions of property and equipment.......................................................    (316,955)     (301,917)
   Proceeds from sale of fixed assets........................................................       5,775
   Proceeds from sale of marketable securities...............................................  19,032,958    18,097,396
   Purchase of marketable securities......................................................... (13,498,694)  (18,191,865)
                                                                                             ------------- -------------
      Net cash provided by (used in) investing activities....................................   5,223,084      (396,386)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and exercise of options............................     266,435        78,686
                                                                                             ------------- -------------
      Net cash provided by financing activities..............................................     266,435        78,686
                                                                                             ------------- -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................   2,970,525    (1,140,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................................   2,664,607     3,505,796
                                                                                             ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................................$  5,635,132  $  2,365,461
                                                                                             ============= =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for income taxes................................................................$    163,156  $    254,850
   Issuance of restricted stock..............................................................     687,519       548,957

See notes to consolidated financial statements.

                      POSSIS MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended July 31, 2007.

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

     INVESTMENT IN RAFAEL MEDICAL

     We hold an investment in Rafael Medical Technologies, Inc. (Rafael), a company developing an inferior vena cava (IVC) filter named SafeFlo(R). In December 2006, we invested $2.5 million in a series of preferred stock of Rafael that represents a 15 percent ownership interest and also executed a stock purchase agreement that provides us a right for a period of three-years to purchase the remaining capital stock of Rafael that is or may become outstanding. We have committed to provide up to an additional $1.5 million as requested by Rafael in secured debt financing during this three year period, none of which is outstanding at October 31, 2007. The preferred stock purchase agreement provides us with a number of rights as an investor. The total investment on the balance sheet of $2,612,000 reflects $112,000 of transaction-related costs that were capitalized. As of October 31, 2007, management determined that there was no impairment in the value of its investment in Rafael which is accounted for under the cost method.

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

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                                                                   Three Months Ended
                                                                                                      October 31,
                                                                                                ------------------------
                                                                                                    2007        2006
                                                                                                ----------- ------------
 Numerator:
   Net income (loss)                                                                            $   104,215 $  (233,649)
                                                                                                =========== ============

 Denominator:
   Weighted average common shares outstanding
                                                                                                 16,934,129  17,149,993
   Effect of potentially dilutive securities:
         Stock options and other                                                                    775,308          --
                                                                                                ----------- ------------
 Weighted average common shares                                                                  17,709,437  17,149,993
                                                                                                =========== ============

 Basic earnings per share                                                                       $      0.01 $     (0.01)
 Diluted earnings per share                                                                     $      0.01 $     (0.01)

     Potential dilutive securities include stock options, non-vested share awards, and shares issuable under our ESPP.

     The computation of dilutive shares outstanding excluded options to purchase 1,299,000 and 1,781,000 shares of common stock for the three months ended October 31, 2007 and 2006, respectively. These amounts were excluded because the option exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.) In addition, the computation of dilutive shares outstanding excluded options to purchase an additional 366,000 shares of common stock for the three months ended October 31, 2006, due to the Company having a net loss during this period.

3.   STOCK-BASED COMPENSATION

     We have a stock-based compensation plan under which we grant stock options and restricted stock (non-vested share awards) and also have an Employee Stock Purchase Plan (ESPP). All stock options issued prior to July 31, 2005 have a ten-year term. All stock options issued subsequent to July 31, 2005 have a five-year term. Although outstanding stock options issued to employees generally vest over a four-year period, on occasion we have issued options that vest based upon achieving corporate objectives or stock price performance. Outstanding stock options issued to directors vest over the following periods, depending on the basis for issuance: a) six months - stock options in lieu of compensation for services rendered as directors,
     b) four years - annual grants of stock options and c) stock price performance with a five-year cliff period - service award options. Directors also receive an annual non-vested share award that vests upon continued service (time-based) of one year. Our ESPP permits employees to purchase stock at 85 percent of the market price of our common stock at the end of each quarterly purchase period.

     Total stock-based compensation expense included in our statement of income for the three months ended October 31, 2007 and 2006, was $842,000, net of tax and $932,000, net of tax, respectively.

The following table summarizes the stock option transactions for the three months ended October 31, 2007:

                                                                                                 Weighted-
                                                                        Weighted-Average    Average Remaining
                                                                        Exercise Price Per    Contractual Term
                                                         Options              Share             (in years)
Outstanding on July 31, 2007                                3,324,000  $             11.12
      Granted                                                 304,000  $             10.34
      Exercised                                               (25,000) $              7.82
Forfeited/Canceled                                            (98,000) $             14.42
                                                   =================== ===================
Outstanding on October 31, 2007                             3,505,000  $             10.98                  4.32
                                                   =================== =================== =====================
Exercisable on October 31, 2007                             2,408,000  $             10.94                  4.08
                                                   =================== =================== =====================

Note: At October 31, 2007, shares associated with our ESPP were not significant and were excluded from the table above.

The aggregate intrinsic value of options (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended October 31, 2007 and 2006, was $14,000 and $0, respectively.

We estimated the fair values using the Actuarial Binomial option-pricing model, modified for dividends and using the following assumptions:

                                                                                                Three Months Ended
                                                                                                    October 31,
                                                                                           -----------------------------
                                                                                              2007(1)        2006(1)
                                                                                           -------------- --------------
Risk-free rate(2)..........................................................................         4.72%          4.89%
Expected dividend yield....................................................................            0%             0%
Expected stock price volatility(3).........................................................        54.73%         56.16%
Expected life of stock options(4)..........................................................    4.16 years     4.15 years
Fair value per option...................................................................... $4.82 - $6.48  $4.17 - $4.72

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

Net cash proceeds from the exercise of stock options were $189,000 and $0 the three months ended October 31, 2007 and 2006, respectively.

The actual income tax benefit realized from stock option exercises was $26,000 and $0 for the three months ended October 31, 2007 and 2006, respectively.

Non-Vested Share Awards

The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our non-vested market-based and time-based share awards as of October 31, 2007 and changes during the three-month period ended October 31, 2007, is as follows:


Market-Based and Time-Based Share Awards                        Shares          Fair Value
----------------------------------------                        ------          ----------
Outstanding at July 31, 2007                                        3,174       $      13.47
Granted                                                            67,470              10.19
Vested                                                            (11,337)             10.19
Forfeited/Canceled                                                 (5,544)             10.19
                                                             --------------    --------------
Outstanding at October 31, 2007                                    53,763       $      14.31
                                                             ==============    ==============

As of October 31, 2007, there was $480,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the life of the awards.

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

5.   MARKETABLE SECURITIES

     During the quarters ended October 31, 2007 and 2006, we primarily invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist primarily of U.S. government securities and corporate bonds. These investments are reported at fair value. The unrealized gain, net of taxes, on these investments, of approximately $63,000 and $193,000 for the three months ended October 31, 2007 and 2006, is included within other comprehensive income. The net unrealized gain included in shareholders' equity as of October 31, 2007, was $3,000, net of tax. The net unrealized loss included in shareholders' equity as of October 31, 2006 was $60,000, net of tax.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:

                                                          October 31, 2007              July 31, 2007
                                                       ---------------------    ------------------------

             Finished goods.........................   $          5,528,267     $           4,206,290
             Work-in-process........................              2,510,827                 2,544,172
             Raw materials..........................              3,033,750                 2,601,426
                                                       ---------------------    ------------------------
                                                       $        11,072,844      $           9,351,888
                                                       =====================    ========================

AngioJet System Ultra Consoles/drive units of $4,285,000 and $3,095,000 respectively are included in Finished Goods as of October 31, 2007 and July 31, 2007. The increase as of October 31, 2007, is due to the introduction of the new Ultra Console in January 2007 which replaces the first generation drive unit.

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                                         October 31, 2007         July 31, 2007              Life
                                                       ---------------------    ------------------    -------------------
         Leasehold improvements........................$         3,013,415      $     2,928,531            5-10 years
         Equipment..................................            12,535,862           12,437,219            3-10 years
         Assets in construction......................              628,746              468,623              N/A
                                                       ---------------------    ------------------
                                                                16,178,023           15,834,373
         Less accumulated depreciation...............          (11,443,085)         (10,961,799)
                                                       ---------------------    ------------------

         Property and equipment - net...............   $         4,734,938      $     4,872,574
                                                       =====================    ==================

8.   PREPAYMENT TO VENDOR

     In October 2007 we made a payment of $2,653,000 to an inventory vendor to purchase inventory that will be utilized when the inventory is shipped to us. At October 31, 2007, the estimated amount of the inventory prepayment to be utilized beyond twelve months is $1,590,000.

9.   INCOME TAXES

     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), on August 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.

     The Company has computed the net impact of the adoption of FIN 48 to increase retained earnings by $270,000. The total gross amount of unrecognized tax benefits as of August 1, 2007 and October 31, 2007 was approximately $1,955,000. If recognized, approximately $427,000 of the unrecognized tax benefits would affect the effective tax rate.

     It is the Company's practice to recognize penalties and/or interest related to income tax matters in income tax expense. As of August 1, 2007, the Company had $16,000 of accrued interest and penalties included in the $1,955,000 of unrecognized tax benefits.

     The Company is subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2003. The Company is not currently under examination by any taxing jurisdiction.

     During the first quarter of 2007, our total liability for unrecognized tax benefits did not materially change. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

10.  SEGMENT AND GEOGRAPHIC INFORMATION

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

     Total revenues from sales in the United States and outside the United States are as follows:

                                                     Three Months Ended
                                                         October 31,
                                             ----------------------------------------
                                                    2007                 2006
                                             -------------------   ------------------

           United States...................  $        18,337,322   $       15,181,046
           Non-United States..............               532,049              422,835
                                             -------------------   ------------------
           Total Revenues.................   $        18,869,371   $       15,603,881
                                             ===================   ==================

11.  COMMON STOCK

     During the three months ended October 31, 2007, stock options for the purchase of 24,200 shares of our common stock were exercised at prices between $3.94 and $13.93 per share resulting in proceeds of $189,000. During the three months ended October 31, 2006, there were no stock options exercised.

     During the three months ended October 31, 2007 and 2006, we issued 6,741 and 9,401 shares in connection with our employee stock purchase plan.

     On August 8, 2007, we issued 67,470 shares of restricted stock to management and executives as part of the fiscal 2007 management incentive program. The fair market value of the restricted stock was $688,000. The restricted stock vests over four years or vesting accelerates with respect to one-fourth of the shares if the stock price closes at $12.23, $14.67, $17.63 and $20.38 for twenty consecutive trading days. The stock price closed at greater than $12.23 for twenty consecutive trading days on October 9, 2007. The first one-fourth of the restricted stock vested at this time at a price $14.29. Accordingly, $225,000 was expensed in the three months ended October 31, 2007 as compensation expense. We cancelled 5,544 shares of restricted stock during the quarter ended October 31, 2007 due to the management and executives electing to receive fewer shares in lieu of paying the withholding taxes.

     On August 15, 2006, we issued 63,390 shares of restricted stock to executives and key management as part of the fiscal 2006 management incentive program. The fair market value of the restricted stock was $549,000. The restricted stock vests over four years or earlier if the stock price closes at $11.26 or greater for twenty consecutive trading days. In December 2006 the full fiscal management restricted stock incentive vested and was expensed in the fiscal 2007 second quarter In the three months ended October 31, 2006, $70,700 was expensed as compensation expense.

     During the three months ended October 31, 2007 and 2006, there were no stock repurchases.

12.  ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:

               Accrued warranty costs at July 31, 2007............................   $           142,500
               Payments made for warranty costs...................................              (144,300)
               Accrual for product costs..........................................               124,300
                                                                                     -------------------
               Accrued warranty costs at October 31, 2007.........................   $           122,500
                                                                                     ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

We make a number of forward-looking statements in this Management's Discussion and elsewhere in this 10-Q that are based on our current expectations and on assumptions that may not prove correct. The realization of these forward-looking statements is subject to various risks and uncertainties that are identified in our Form 10-K for the year ended July 31, 2007 under Item 1A Risk Factors and are summarized below under in Part II, Item 1A of this Form 10-Q. You should read these factors when assessing these forward looking statements.

Accounting Policies

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

         Revenue Recognition

         Revenues associated with AngioJet drive units and the Ultra Consoles maintained at customer locations are recognized when we receive a valid purchase order from the customer. In addition, title and risk of loss on those drive units and consoles is transferred to the customer. Revenue is not recognized for AngioJet drive units and Ultra Consoles that are maintained at customer locations as evaluation drive units and consoles. We do not lease AngioJet drive units and Ultra Consoles. Revenues associated with products that are shipped to customers from our facilities are recognized, and title and risk of loss are transferred to the customer, when a valid purchase order is received and the products are received at the customer's location. Revenue recognition for drive unit and Ultra Console extended warranties are amortized on a straight-line basis over the life of the warranty period, generally twelve months.

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

The original proprietary AngioJet System consists of the first generation 3000 drive unit (capital equipment), a disposable pump set that delivers pressurized saline to a catheter, and a variety of disposable catheters that are specifically designed for particular clinical indications. In December 2006 we received approval from the FDA for the new AngioJet Ultra Thrombectomy System. The AngioJet Ultra System consists of the next-generation Ultra Console (capital equipment) and a combined single disposable Thrombectomy Set (catheter and pump) that delivers pressurized saline. Thrombectomy Set models are specifically designed to treat particular clinical indications. The new Ultra System is simpler and faster to setup, is compatible with a broad range of catheters, is sleeker and lighter, and significantly easier to maneuver than the first generation drive unit. AngioJet coronary catheters are Class III medical devices marketed in the U.S. under an approved pre-market approval (PMA). The AngioJet AV-Access and peripheral arterial catheters are Class II devices that are marketed in the U.S. under 510(k) clearance.

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

Results of Operations

Three Month Periods Ended October 31, 2007 and 2006

Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2007 and 2006.

                                                                                          For the Three Months Ended
                                                                                                             Increase
                                                                                          October 31        (Decrease)
                                                                                        2007     2006    Dollars Percent

Product Sales                                                                         $18,869  $15,604   $3,265    20.9%

Operating expenses
   Cost of medical products                                                             5,767    4,408    1,359    30.8%
   Selling, general & admin                                                            11,164    9,816    1,348    13.7%
   Research & Development                                                               2,322    2,415      (93)   (3.9%)
   Total                                                                               19,253   16,639    2,614    15.7%

Operating loss                                                                           (384)  (1,035)     651   (62.9%)

   Other income                                                                           574      558       16     2.9%

Income (loss) before income taxes                                                         190     (477)     667  (139.8%)

Income tax (provision) benefit                                                            (86)     243     (329) (135.4%)

Net income (loss)                                                                     $   104  $  (234)  $  338  (144.4%)

Fully diluted shares                                                                   17,709   17,150
Fully diluted EPS                                                                        0.01    (0.01)

The following tables show the Statement of Income as a percentage of product sales for the three months ended October 31, 2007 and 2006.

                                                                                        2007     2006
                                                                                      --------- --------
Product Sales                                                                           100.0%   100.0%
Operating expenses
   Cost of medical products                                                              30.6%    28.2%
   Selling, general & admin                                                              59.2%    62.9%
   Research & Development                                                                12.3%    15.5%
   Total                                                                                102.0%   106.6%

Operating loss                                                                           (2.0%)   (6.6%)
Other income                                                                              3.0%     3.6%
Income (loss) before income taxes                                                         1.0%    (3.1%)
Income tax (provision) benefit                                                           (0.5%)    1.6%
Net income (loss)                                                                         0.6%    (1.5%)

Revenue

U.S. product sales for the three months ended October 31, 2007 increased 21 percent to $18,869,000 from $15,604,000 for the same period one year ago. The revenue increase during fiscal 2008 is attributed primarily to the introduction of the new AngioJet Ultra System (Console and Disposable Thrombectomy Sets). This revenue increase is due to selling additional consoles/drive units and disposable catheter units versus the same period last year. AngioJet Ultra Console and first generation drive unit customer placements and revenues are detailed below. Disposable catheter revenue increased 9 percent compared to last year. Coronary, AV, and peripheral disposable catheter sales all increased from the prior year, but peripheral revenue represented more than half of the year-over-year disposable growth. The overall revenue increase was also partially due to the increase of the SafeSeal Hemostasis Patch and Fetch Aspiration Catheter in the three months ended 10-31-07 versus the same period a year ago. Fiscal 2008 revenue was negatively impacted somewhat due to a trade-in program designed to facilitate customer conversion to the new Ultra System Console from the first generation drive unit. Customers who upgrade to an Ultra System Console within one year of the first generation drive unit purchase are eligible for this trade-in program and receive a credit towards the purchase of an Ultra Console.

Our fiscal 2008 allowance for sales returns increased due to the introduction of the AngioJet Ultra Thrombectomy System. First generation disposable catheter and pumps can not be used with the new Ultra System. Conversely, Ultra System disposable thrombectomy sets are not usable with the first generation AngioJet System. Customers who either purchased the Ultra Console or received an Ultra Console under an evaluation program could return their first generation catheters and pump sets for credit. As a result, our allowance for sales returns increased to 2.6 percent of gross revenue for the three months ended October 31, 2007 compared to approximately 1.0 percent for the year-ago quarter.

The following table shows the worldwide Ultra Consoles and the first generation drive units placed with customers as of October 31, 2007, July 31, 2007, and October 31, 2006:

                                          October 31, 2007               July 31, 2007                October 31, 2006
                                    ----------------------------- ----------------------------- -----------------------------
Ultra Console                                     389                           244                            -
First generation drive unit                     1,853                         1,900                         1,871
                                    ----------------------------- ----------------------------- -----------------------------
          Total                                 2,242                         2,144                         1,871
                                    ============================= ============================= =============================

The following table shows the worldwide Ultra Consoles and first generation drive units sold for the three months ended October 31, 2007 and 2006:

                                                Three Months Ended
                                    --------------------- ---------------------
                                      October 31, 2007      October 31, 2006
                                    --------------------- ---------------------
Ultra Console                                61                    -
First generation drive unit                  16                    35
                                    --------------------- ---------------------
         Total                               77                    35
                                    ===================== =====================


During the three month period ended October 31, 2007, our worldwide catheter sales increased approximately 8 percent to 12,600 catheters versus 11,700 catheters the same period last year. Catheter average selling prices were essentially unchanged compared to the prior year period.

International product sales were $532,000 and $423,000 for the three months ended October 31, 2007 and 2006. The increase in sales is primarily due to the introduction of the Fetch manual aspiration catheter and SpiroFlex catheter sales in the European market. The AngioJet Ultra Thrombectomy System has not been introduced in international markets at this point.

Cost of Medical Products/Gross Profit Margin

Cost of medical products increased $1,359,000 to $5,767,000 in the three months ended October 31, 2007 over the same period in the previous year. The increase was primarily due to an increase in product unit sales including AngioJet Console sales, Fetch and SafeSeal combined with slightly higher product costs on the new Ultra System product line.

Our gross profit increased by $1,359,000 to $13,102,000, or 69.4 percent of product sales, for the three months ended October 31, 2007, from $11,196,000 or
71.7 percent of product sales in the same period last year. The increase in gross profit was primarily due to the increase in sales volume offset by a shift in overall sales mix to lower-margin Ultra System Consoles from higher margin disposables, combined with slightly higher product costs on the new Ultra System line.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,348,000 to $11,164,000 or 59.2 percent of sales for the three months ended October 31, 2007, from $9,816,000 or 62.9 percent of sales in the comparable period in the prior year. Sales force additions and commissions on higher sales levels combined with additional marketing expenses to support new product launches contributed to the increase.

Research and Development Expense

Research and development expense decreased $93,000 to $2,322,000 or 12.3 percent of sales, in the three months ended October 31, 2007, from $2,415,000 or 15.5 percent of sales in the same period in the prior year. The decrease in the fiscal 2007 three month periods was due to the completion of the Ultra Console System (including the console and disposable Thrombectomy Sets) research projects. Current research and development projects include distal occlusion guidewires and other AngioJet-related projects.

Interest Income

Interest income decreased $36,000 in the three months ended October 31, 2007 to $503,000 from $539,000 in the comparable period in the prior year. The decreased interest income in fiscal 2008 is attributable to the decrease in the marketable securities balance and declining interest rates. The majority of excess cash is invested in a portfolio of marketable securities. Future levels of interest income in fiscal 2008 are dependent on investment balances and fluctuating interest rates.

Gain On Sale of Securities

Gain on sales of securities was $71,000 and $19,000 for the three months ended October 31, 2007 and 2006, respectively. The gains in fiscal 2008 and 2007 were due to interest rate decreases that increased the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

The effective income tax rate differed from the U.S. federal statutory rate for each of the three months ended October 31, 2007 and 2006 as follows:

                                                                          Three Months Ended
                                                                             October 31,
                                                                             -----------
                                                                         2007           2006
                                                                         ----           ----
Tax (benefit) expense on (loss) income from continuing operations
computed at statutory rate of 34%                                    $     65,000     $(162,000)
Research and development tax credits                                      (20,000)      (25,000)
FASB 123(R) compensation expense                                           50,000       132,000
Other                                                                      (8,950)     (188,000)
                                                                     ------------     ---------
Total income (benefit) expense                                       $     86,050     $(243,000)
                                                                     ============     =========
Percent of income (loss) before income taxes                                   45%           51%


Approximately 24 percent and 43 percent of stock-based compensation expense for the three months ended October 31, 2007 and 2006 was related to incentive stock options for which we receive no tax benefit on exercised, significantly impacting our effective tax rate.

We continue to maintain a valuation allowance of $1,258,000 against our deferred tax asset because we believe it is more likely than not that this amount of the deferred tax asset will not be realizable due to the expiration of research and development tax credits.

Net Income

We recorded net income for the three months ended October 31, 2007 of $104,000, or $0.01 per diluted share. This compared to a net loss of $234,000, or $0.01 per diluted share for the three months ended October 31, 2006.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $40,449,000 at October 31, 2007 versus $42,872,000 at July 31, 2007.

During the three months ended October 31, 2007, we used $2,519,000 of cash in operating activities, which resulted primarily from an increase in inventory of $2,039,000, an increase in prepaid expenses and other assets of $1,816,000 combined with a decrease in accrued and other liabilities of $886,000. These uses of cash from operations were partially offset by depreciation of $812,000, stock-based compensation expense of $842,000 and the reduction of accounts receivables of $440,000. We depreciate company-owned first generation drive units and Ultra Consoles at customer locations, as well as property and equipment. Inventory increased to support the market launch of new products including the Ultra System. The increases in prepaid expenses and other assets were due to advance payments to a third party manufacturer of the Ultra Consoles and the timing of insurance premium payments. The decreases in accrued liabilities were due to the timing of payments and included the payment of fiscal 2007 corporate incentives in August 2007. The accounts receivable decrease is due to the collection of the sales during the last month of the fiscal 2007.

Cash provided in investing activities was $5,223,000 including the net proceeds from the sale of marketable securities of $5,534,000. The cash provided by investing activities was partially offset by the purchase of $317,000 of property and equipment.

Net cash provided by financing activities was $266,000, which resulted from cash received in connection with the exercise of stock options. There were no repurchases of our common stock during the first quarter of fiscal 2008.

We contract with a third-party to manufacture our Ultra Console and have committed to purchases of the Ultra Console from that third party manufacturer in the amount of $16,588,000 over the next 25 months. Except with respect to these commitments, there have been no changes in our capital or contractual commitments. We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of our business and the repurchase of our common stock as authorized by our Board of Directors.

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

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the first quarter. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of October 31, 2007.

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

Changes in internal control over financial reporting
----------------------------------------------------

During the fiscal quarter ended October 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

We identify a number of risks that affect our operations in our annual report on Form 10-K under Item 1A. There have been no material changes in those risks, which are summarized below, since the filing of our Form 10-K. You should read the Form 10-K for a complete description of the risks of our business. Among the risks we have identified are:

     o    our dependence on a single product line--the AngioJet Rheolytic
          System;
     o    the effects of adverse clinical studies;
     o the effects of extensive regulation of our product development, product manufacturing and product sales;
     o    our dependence on our current manufacturing facility;
     o our dependence upon a contract manufacturer for our AngioJet Ultra console;
     o unanticipated costs or other difficulties and uncertainties associated with lengthy and costly new product development and regulatory clearance processes;
     o the existence of larger entities in our industry which may develop new competitive products such as inexpensive aspiration devices, combined aspiration/occlusion products and compounds with which we would have difficulty competing or that may make our products obsolete;
     o the effect of changes in the health care industry generally, such as restrictions imposed on sales time at interventional labs, consolidation of industry participants, cost containment and trends toward managed care;
     o    the cost and effectiveness of our intellectual property protection;
     o    the effects of changes in reimbursement;
     o our ability to retain key personnel and motivate skilled employees, especially for sales positions;
     o    the possibility of medical product liability issues;
     o the protections we have adopted may cause takeover offers to be decided by the Board rather than our shareholders;
     o    possible sudden restrictions in supply of key materials; and
     o investments in third-party device companies and/or products may not provide the anticipated returns.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In December 2006, our Board of Directors authorized the repurchase of up to an additional $15,000,000 of our common stock in open-market transactions through December 2008. During the three months ended October 31, 2007, no shares of our common stock were repurchased pursuant to this program.

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



                                     POSSIS MEDICAL, INC.



DATE:  December 7, 2007              By:  /s/ Robert G. Dutcher
                                          --------------------------------------
                                          ROBERT G. DUTCHER
                                          Chairman, President and Chief
                                          Executive Officer





DATE:  December 7, 2007              By:  /s/ Jules L. Fisher
                                          --------------------------------------
                                          JULES L. FISHER
                                          Vice President of Finance and Chief
                                          Financial Officer

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