Form 10-Q
period 2008-01-31
POSSIS MEDICAL INC
filed 2008-03-11
CIK 79677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

                          Commission File Number 0-944

                              POSSIS MEDICAL, INC.
                              --------------------
             (exact name of registrant as specified in its charter)

         Minnesota                                           41-0783184
         ---------                                           ----------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation organization)                             Identification No.)


9055 Evergreen Blvd NW      Minneapolis MN                      55433-8003
------------------------------------------                      -----------
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
The number of shares outstanding of the Registrant's Common Stock, $.40 par value, as of February 28, 2008, was 17,034,157.

                              POSSIS MEDICAL, INC.

                                      INDEX



                                                                                                                          PAGE
                                                                                                                          ----


PART I.                       FINANCIAL INFORMATION

         ITEM 1.              Financial Statements.............................................................             3

                              Consolidated Balance Sheets, January 31, 2008 and July 31, 2007..................             3

                              Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the
                              three and six months ended January 31, 2008 and 2007.............................             4

                              Consolidated Statements of Cash Flows for the six months ended
                              January 31, 2008 and 2007........................................................             5

                              Notes to Consolidated Financial Statements.......................................             6

         ITEM 2.              Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..............................................            13

         ITEM 3.              Quantitative and Qualitative Disclosures about Market Risk.......................            20

         ITEM 4.              Controls and Procedures..........................................................            20

PART II.                      OTHER INFORMATION

         ITEM 1.              Legal Proceedings................................................................            20

         ITEM 1A.             Risk Factors.....................................................................            20

         ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds......................            21

         ITEM 4.              Submission of Matters to a Vote of Security Holders..............................            21

         ITEM 6.              Exhibits.........................................................................            23

                              SIGNATURES.......................................................................            24


PART 1    FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                                                               POSSIS MEDICAL, INC.
                                                           CONSOLIDATED BALANCE SHEETS
                                                                   (UNAUDITED)


ASSETS                                                                                 January 31, 2008   July 31, 2007
                                                                                       ----------------- ---------------

CURRENT ASSETS:
  Cash and cash equivalents........................................................... $      5,078,220  $    2,664,607
  Marketable securities...............................................................       35,505,164      40,207,324
  Trade receivables (less allowance for doubtful accounts and returns of $1,216,000
   and $1,131,000, respectively)......................................................        9,811,976       8,647,569
  Inventories.........................................................................       10,976,181       9,351,888
  Prepaid expenses and other assets...................................................        2,885,353       2,955,583
  Deferred tax asset..................................................................        2,010,000       2,010,000
                                                                                       ----------------- ---------------
    Total current assets..............................................................       66,266,894      65,836,971
PROPERTY AND EQUIPMENT, net...........................................................        4,510,492       4,872,574
DEFERRED TAX ASSET....................................................................        9,554,152       9,518,000
NOTE RECEIVABLE - RAFAEL MEDICAL......................................................        1,500,000              --
INVESTMENT IN RAFAEL MEDICAL..........................................................        2,612,887       2,612,887
PREPAYMENT TO VENDOR..................................................................        1,330,000              --
OTHER ASSET...........................................................................        1,100,277       1,080,889
                                                                                       ----------------- ---------------

TOTAL ASSETS.......................................................................... $     86,874,702  $   83,921,321
                                                                                       ================= ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable.............................................................. $      1,826,686  $    2,558,413
  Accrued salaries, wages, and commissions............................................        4,455,375       4,503,546
  Other liabilities...................................................................        2,569,507       2,369,801
                                                                                       ----------------- ---------------
     Total current liabilities........................................................        8,851,568       9,431,760
OTHER LIABILITES......................................................................        1,298,563       1,201,743

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock-authorized, 100,000,000 shares of $0.40 par value each; issued and
   outstanding, 17,033,157 and 16,894,416 shares, respectively........................        6,813,263       6,757,766
  Additional paid-in capital..........................................................       79,757,028      77,538,548
  Accumulated other comprehensive gain (loss).........................................          159,000         (60,000)
  Retained deficit....................................................................      (10,004,720)    (10,948,496)
                                                                                       ----------------- ---------------
       Total shareholders' equity.....................................................       76,724,571      73,287,818
                                                                                       ----------------- ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................ $     86,874,702  $   83,921,321
                                                                                       ================= ===============



                                                         POSSIS MEDICAL, INC.
                               CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                         FOR THE THREE AND SIX MONTHS ENDED JANUARY 2008 AND 2007
                                                           (UNAUDITED)


                                                          Three Months Ended                    Six Months Ended
                                                 ------------------------------------- ----------------------------------
                                                   Jan. 31, 2008      Jan. 31, 2007     Jan. 31, 2008     Jan. 31, 2007
                                                 ----------------- ------------------- ---------------- -----------------
Product sales...............................    $      20,632,570  $       15,806,085      $39,501,941  $     31,409,966
Cost of medical products....................            6,843,143           4,737,400       12,610,099         9,145,594
                                                ------------------ ------------------- ---------------- -----------------
Gross profit................................    $      13,789,427  $       11,068,685      $26,891,842  $     22,264,372

Selling, general and administrative.........           10,614,068           9,265,398       21,778,065        19,081,443
Research and development....................            2,562,865           1,943,999        4,885,076         4,358,673
                                                ------------------ ------------------- ---------------- -----------------
       Other operating expenses.............           13,176,933          11,209,397       26,663,141        23,440,116
                                                 ----------------- ------------------- ---------------- -----------------

Operating income (loss).....................              612,494            (140,712)         228,701        (1,175,744)
    Interest income.........................              481,978             536,620          985,361         1,076,112
    (Loss) on sale of securities............              (77,768)            (38,208)          (7,093)          (19,317)
                                                ------------------ ------------------- ---------------- -----------------

Income (loss) before income taxes...........            1,016,704             357,700        1,206,969          (118,949)
Provision (benefit) for income taxes........              447,143             184,000          533,193           (59,000)
                                                ------------------ ------------------- ---------------- -----------------

Net income (loss)...........................              569,561             173,700          673,776           (59,949)

Other comprehensive income, net of tax:.....
Unrealized gain (loss) on securities........              156,000              (5,000)         219,000           188,000
                                                ------------------ ------------------- ---------------- -----------------
Comprehensive income (loss).................    $         725,561  $          168,700         $892,776  $        128,051
                                                ================== =================== ================ =================

Weighted average number of common
    shares outstanding:
    Basic...................................           16,955,183          17,179,940       16,931,284        17,164,966
    Diluted.................................           17,733,749          17,734,245       17,624,759        17,164,966

Net income (loss) per common share:
    Basic...................................    $            0.03  $             0.01            $0.04  $           0.00
                                                ================== =================== ================ =================
    Diluted.................................    $            0.03  $             0.01            $0.04  $           0.00
                                                ================== =================== ================ =================


See notes to consolidated financial statements.


                                                        POSSIS MEDICAL, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007
                                                           (UNAUDITED)
                                                                                                 2008          2007
                                                                                             ------------- -------------
OPERATING ACTIVITIES:
Net income (loss)............................................................................$    673,776  $    (59,949)
      Adjustments to reconcile net income to net cash........................................
        provided by operating activities:....................................................
      Depreciation...........................................................................   1,667,285     1,410,549
      (Gain) loss on asset disposal..........................................................      (7,196)       21,007
      Stock-based compensation expense.......................................................   1,809,606     2,446,144
      (Gain) loss on sale of marketable securities...........................................     (36,487)       19,317
      Deferred taxes.........................................................................      95,848      (194,000)
      Increase in trade receivables..........................................................  (1,164,407)     (516,982)
      Increase in inventories................................................................  (2,281,485)   (1,271,175)
      Increase in prepaid expenses and other assets..........................................  (1,279,158)     (550,109)
      Decrease in trade accounts payable.....................................................    (789,727)     (798,887)
      Decrease in accrued and other liabilities..............................................    (101,619)     (279,725)
                                                                                             ------------- -------------
         Net cash (used in) provided by operating activities.................................  (1,413,564)      226,190

INVESTING ACTIVITIES:
      Increase in Note Receivable - Rafael Medical                                             (1,500,000)           --
      Investment in Rafael Medical                                                                     --    (2,608,199)
      Additions of property and equipment                                                        (590,340)     (725,443)
      Proceeds from sale of fixed assets.....................................................       7,525         1,200
      Proceeds from sale of marketable securities............................................  25,223,916    56,318,945
      Purchase of marketable securities...................................................... (20,128,269)  (54,017,886)
                                                                                             ------------- -------------
         Net cash provided by (used in) investing activities.................................   3,012,832    (1,031,383)

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and exercise of options.........................     676,361       203,017
      Excess tax benefits from stock based compensation......................................     137,984            --
                                                                                             ------------- -------------
         Net cash provided by financing activities...........................................     814,345       203,017

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................   2,413,613      (602,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................................   2,664,607     3,505,796
                                                                                             ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................................$  5,078,220  $  2,903,620
                                                                                             ============= =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for income taxes..............................................................$    287,656  $    259,850
     Issuance of restricted stock............................................................     732,519       591,707
     FIN 48 Adjustment.......................................................................     270,000            --

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

     INTERIM FINANCIAL STATEMENTS

     Operating results for the three and six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

     INVESTMENT AND NOTE RECEIVABLE IN RAFAEL MEDICAL

     We hold an investment in Rafael Medical Technologies, Inc. (Rafael), a company developing an inferior vena cava (IVC) filter named SafeFlo(R). In December 2006, we invested $2.5 million in a series of preferred stock of Rafael that represents a 15 percent ownership interest and also executed a stock purchase agreement that provides us a right for a period of three-years to purchase the remaining capital stock of Rafael that is or may become outstanding. In December 2007, the Company provided an additional $1.5 million to Rafael in secured debt financing as agreed upon in the stock purchase agreement. Interest income on the $1.5 million note receivable will be recognized when received. The preferred stock purchase agreement provides us with a number of rights as an investor. The total investment on the balance sheet of $2,612,000 reflects $112,000 of transaction-related costs that were capitalized. As of January 31, 2008, management determined that there was no impairment in the value of its investment in Rafael which is accounted for under the cost method.

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

     The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                                           Three Months Ended       Six Months Ended
                                                                               January 31,             January 31,
                                                                         ----------------------- ------------------------
                                                                            2008        2007        2008         2007
                                                                         ----------- ----------- ------------ -----------
     Numerator:
       Net income (loss)                                                 $   569,561 $   173,700 $   673,776 $   (59,949)
                                                                         =========== =========== =========== ============

     Denominator:
       Weighted average common shares outstanding
                                                                          16,955,183  17,179,940  16,931,284  17,164,966
       Effect of potentially dilutive securities:
             Stock options and other                                         778,566     554,305     693,475           -
                                                                         ----------- ----------- ----------- ------------
       Weighted average common shares
       outstanding, assuming dilution                                     17,733,749  17,734,245  17,624,759  17,164,966
                                                                         =========== =========== =========== ============

     Basic earnings per share                                            $      0.03 $      0.01 $      0.04 $      0.00
     Diluted earnings per share                                          $      0.03 $      0.01 $      0.04 $      0.00


     Potential dilutive securities include stock options, non-vested share awards, and shares issuable under our ESPP.

     The computation of dilutive shares outstanding excluded options to purchase 760,000 and 1,418,000 shares of common stock for the three months ended January 31, 2008 and 2007, and 879,000 and 1,423,000 shares of common stock for the six months ended January 31, 2008 and 2007, respectively. These amounts were excluded because the option exercise prices were greater than the weighted average closing market price of our common stock for the periods presented and therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share.) In addition, the computation of dilutive shares outstanding excluded options to purchase an additional 583,000 shares of common stock for the six months ended January 31, 2007 due to the Company having a net loss.

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

     Total stock-based compensation expense included in our statement of income for the three months ended January 31, 2008 and 2007, was $536,000, net of tax and $662,000, net of tax, respectively. Total stock-based compensation expense included in our statement of income for the six months ended January 31, 2008 and 2007, was $1,810,000 and $2,446,000, net of tax,
     respectively.

     The following table summarizes the stock option transactions for the six months ended January 31, 2008:

                                                                                                          Weighted-
                                                                                  Weighted- Average  Average Remaining
                                                                                    Exercise Price     Contractual Term
                                                                   Options             Per Share         (in years)
     Outstanding on July 31, 2007                                      3,324,000  $            11.12
     Granted                                                             389,000  $            10.27
     Exercised                                                           (61,000) $            14.05
     Forfeited/Canceled                                                 (115,000) $            13.84
                                                             ==================== ==================
     Outstanding on January 31, 2008                                   3,537,000  $            11.03                4.03
                                                             ==================== ================== ===================
     Exercisable on January 31, 2008                                   2,448,000  $            11.03                1.95
                                                             ==================== ================== ===================

     Note: At January 31, 2008, shares associated with our ESPP were not significant and were excluded from the table above.

     The aggregate intrinsic value of options (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended January 31, 2008 and 2007, was $256,000 and $101,000, respectively; and during the six months ended January 31, 2008 and 2007, was $358,000 and$101,000, respectively.

     We estimated the fair values using the Actuarial Binomial option-pricing model, modified for dividends and using the following assumptions:

                                                                                  Six Months Ended
                                                                                     January 31,
                                                                   ------------------------------------------------
                                                                              2008                  2007(1)
                                                                   --------------------       ---------------------
                 Risk-free rate(2).............................               3.1-4.7%                    4.7-4.9%

                 Expected dividend yield......................                      0%                          0%
                 Expected stock price volatility(3)............                    55%                      55-56%
                 Expected life of stock options(4).............             4.16 years                  4.15 years
                 Fair value per option........................             $4.82-$7.97                 $4.17-$8.31

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

     Net cash proceeds from the exercise of stock options were $523,000 and $62,000 for the six months ended January 31, 2008 and 2007, respectively.

     The actual income tax benefit realized from stock option exercises was $138,000 and $13,000 for the six months ended January 31, 2008 and 2007, respectively.

     Non-Vested Share Awards

     The fair value of non-vested market-based and time-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our non-vested market-based and time-based share awards as of January 31, 2008 and changes during the six-month period ended January 31, 2008, is as follows:


     Market-Based and Time-Based Share Awards                        Shares          Fair Value
     ----------------------------------------                        ------          ----------
     Outstanding at July 31, 2007                                        3,174     $        13.47
     Granted                                                            70,638              10.37
     Vested                                                            (14,511)             11.07
     Forfeited/Canceled                                                 (5,544)             10.19
                                                                 --------------    --------------
     Outstanding at January 31, 2008                                    53,757     $        13.98
                                                                 ==============    ==============

     As of January 31, 2008, there was $468,000 of unrecognized compensation expense related to non-vested time-based share awards that is expected to be recognized over the life of the awards.

4.   ACCOUNTING PRONOUNCEMENTS

             SFAS No. 157

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

             FIN No. 48

             The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on August 1, 2007. See Footnote 9 of the financial statements for an additional description.

             SFAS No. 158

             The Company adopted the provisions FASB No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Adoption did not have a material impact on our consolidated earnings, financial position or cash flows.

             SFAS No. 159

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

             SFAS No. 160

             In December 2007, the FASB issued FASB No. 160, "Noncontrolling Interest in Consolidated Financial Statements" an amendment of ARB No. 51. This Statement objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

               o The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, separate from the parent's equity.
               o The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.
               o Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.
               o When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.
               o Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parents and the interests of the noncontrolling owners.

             This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

5.   MARKETABLE SECURITIES

     During the quarters ended January 31, 2008 and 2007, we primarily invested excess cash and cash equivalents in a professionally managed portfolio of marketable securities. All securities in this portfolio are classified as available-for-sale and consist of U.S. government securities, municipal bonds, mortgaged-back securities, asset-backed securities and corporate bonds. These investments are reported at fair value. The unrealized gain, net of taxes, on these investments of approximately $156,000 for the three months ended January 31, 2008 and of approximately $219,000 and $188,000 for the six months ended January 31, 2008 and 2007 is included within other comprehensive gain. The unrealized loss, net of taxes, on these investments, of approximately $5,000 for the three months ended January 31, 2007 is included within other comprehensive loss. The net unrealized gain included in shareholders' equity as of January 31, 2008 was $159,000, net of tax. The net unrealized loss included in shareholders' equity as of January 31, 2007 was $141,000, net of tax.

     Of the $35,505,000 marketable securities portfolio at January 31, 2008, $8,019,000 is invested in mortgage-backed securities, $3,376,000 is invested in asset-backed securities and $3,400,000 is invested in auction rate securities. These securities are rated AAA. We have not recorded an impairment charge or similar write-down of the reported values as the investments are reported at quoted market values. However, if these securities were to begin trading below these values in the future or they become illiquid, we may be required to record losses on these investments, which would in turn negatively impact our results of operations and our financial condition.

     In February 2008, one of our auction rate securities ($250,000 at cost) failed auction due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside the auction process. These securities are rated AAA. The values of the securities have not been written down as the Company believes that any impairment in the fair market value of these securities is only temporary. These securities will continue to be analyzed each reporting period for other-than-temporary impairment factors.

6.   INVENTORIES

     Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Inventory balances were as follows:


                                                         January 31, 2008              July 31, 2007
                                                       ---------------------    ------------------------

             Finished goods.........................   $        5,845,484      $            4,206,290
             Work-in-process........................            1,827,424                   2,544,172
             Raw materials..........................            3,303,273                   2,601,426
                                                       ---------------------    ------------------------
                                                       $       10,976,181       $           9,351,888
                                                       =====================    ========================


     AngioJet System Ultra Consoles/drive units of $5,154,000 and $3,095,000 respectively are included in Finished Goods as of January 31, 2008 and July 31, 2007. The increase as of January 31, 2008, is due to the introduction of the new Ultra Console in January 2007 which replaces the first generation drive unit. The AngioJet System Ultra Consoles are primarily evaluation units at customer locations.

7.   PROPERTY AND EQUIPMENT

     Property is carried at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Property and equipment balances and corresponding lives were as follows:

                                                        January 31, 2008           July 31, 2007              Life
                                                       ---------------------    ------------------    -------------------
         Leasehold improvements.....................   $       3,016,769        $    2,928,531            5-10 years
         Equipment..................................          12,658,947            12,437,219            3-10 years
         Assets in construction.....................             739,080               468,623                   N/A
                                                       ---------------------    ------------------
                                                              16,414,796            15,834,373
         Less accumulated depreciation...............        (11,904,304)          (10,961,799)
                                                       ---------------------    ------------------

         Property and equipment - net...............   $       4,510,492        $    4,872,574
                                                       =====================    ==================


8.   PREPAYMENT TO VENDOR

     In October 2007 we made a payment of $2,653,000 to an inventory vendor to purchase inventory that will be utilized when the inventory is shipped to us. At January 31, 2008, the estimated amount of the inventory prepayment to be utilized beyond twelve months is $1,330,000.

9.   INCOME TAXES

     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on August 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.

     The Company computed the net impact of the adoption of FIN 48 to increase retained earnings by $270,000. The total gross amount of unrecognized tax benefits as of August 1, 2007 and January 31, 2008 was approximately $1,955,000. If recognized, approximately $427,000 of the unrecognized tax benefits would affect the effective tax rate.

     It is the Company's practice to recognize penalties and/or interest related to income tax matters in income tax expense. As of August 1, 2007, the Company had $16,000 of accrued interest and penalties included in the $1,955,000 of unrecognized tax benefit.

     The Company is subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2003. The Company is not currently under examination by any taxing authority.

     During the first two quarters of 2008, our total liability for unrecognized tax benefits did not materially change. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

10. SEGMENT AND GEOGRAPHIC INFORMATION

     Our operations are in one business segment: the design, manufacture and distribution of endovascular medical devices. We evaluate revenue performance based on the worldwide revenues of each major product line and profitability based on an enterprise-wide basis due to shared infrastructures to make operating and strategic decisions.

     Total revenues from sales in the United States and outside the United States are as follows:

                                                       Three Months Ended                          Six Months Ended
                                                           January 31,                                January 31,
                                             ----------------------------------------    --------------------------------------
                                                    2008                 2007                  2008                 2007
                                             -------------------   ------------------    -----------------    -----------------

           United States...................  $     19,916,004      $    15,301,243       $     38,253,326     $     30,482,289
           Non-United States..............            716,566              504,842              1,248,615              927,677
                                             -------------------   ------------------    -----------------    -----------------
           Total Revenues.................   $     20,632,570      $    15,806,085       $     39,501,941     $     31,409,966
                                             ===================   ==================    =================    =================

11.  COMMON STOCK

     During the six months ended January 31, 2008, stock options for the purchase of 60,695 shares of the Company's common stock were exercised at prices between $3.94 and $13.93 per share resulting in proceeds of $523,000. During the six months ended January 31, 2007, stock options for the purchase of 12,557 shares of the Company's common stock were exercised at prices between $3.94 and $10.63 per share resulting in proceeds of $62,000.

     During the six months ended January 31, 2008 and 2007, we issued 12,952 and 14,900 shares in connection with our employee stock purchase plan.

     On August 8, 2007, we issued 67,470 shares of restricted stock to management and executives as part of the fiscal 2007 management incentive program. The fair market value of the restricted stock was $688,000. The restricted stock vests over four years or earlier if the stock price closes at $12.23, $14.67, $17.63 and $20.38, respectively, for twenty consecutive trading days. The accelerated vesting occurs at the appreciated stock prices in four equal installments. The stock price closed at greater than $12.23 for twenty consecutive trading days on October 9, 2007. The first quarterly installment vested at this time at a price $14.29. Accordingly, $283,000 was expensed in the six months ended January 31, 2008 as compensation expense. We cancelled 5,544 shares of restricted stock due to the management and executives electing to receive fewer shares in lieu of paying the withholding taxes. In January 2008, 3,168 shares of restricted stock was issued to the Board of Directors as part of their normal compensation. These shares of restricted stock will vest in one year.

     On August 15, 2006, we issued 63,390 shares of restricted stock to executives and key management as part of the fiscal 2006 management incentive program. The fair market value of the restricted stock was $549,000. The restricted stock vests over four years or earlier if the stock price closes at $11.26 or greater for twenty consecutive trading days. On December 22, 2006 the restricted stock vested due to the Company's stock price closing for the twentieth consecutive day greater than $11.26. In the six months ended January 31, 2007, $567,500 was expensed as compensation expense. We cancelled 20,684 shares of restricted stock due to the executives and key management electing to receive fewer shares in lieu of paying the withholding taxes. In January 2007, 3,174 shares of restricted stock was issued to the Board of Directors as part of their normal compensation. These restricted stock will vest in one year.

     During the six months ended January 31, 2008 and 2007, there were no stock repurchases.

12.  ACCRUED WARRANTY COSTS

     We estimate the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in our product warranty liability:

               Accrued warranty costs at July 31, 2007............................   $        142,500
               Payments made for warranty costs...................................           (372,700)
               Accrual for product costs..........................................            437,700
                                                                                     -------------------
               Accrued warranty costs at January 31, 2008.........................   $       207,500
                                                                                     ===================

13.  SUBSEQUENT EVENT

     Effective February 11, 2008, we signed a definitive Agreement and Plan of Merger with MEDRAD, Inc., a subsidiary of Bayer AG, and with Phoenix Acquisition, Inc., a subsidiary of MEDRAD formed to facilitate the transaction, pursuant to which Phoenix commenced a tender offer for all of our outstanding common stock at a price of $19.50 per share on February 25, 2008. The tender offer is scheduled to terminate on March 25, 2008, and assuming that the conditions to acceptance of tendered shares are satisfied, including the condition that at least two-thirds of our shares on a fully diluted basis are tendered, Phoenix will accept the tendered shares, and the tender offer will be followed by a merger under which we will become a wholly-owned subsidiary of MEDRAD. Completion of the tender offer and the merger are subject to a number of conditions in addition to the minimum tender condition, including the receipt of, or passage of time requirements for, regulatory and governmental approvals, and the absence of any material adverse change in our business.

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

The new combined disposable Thrombectomy Sets that are used with the Ultra Console cannot be used with the prior generation 3000 Drive Unit. In addition, the first generation separate pump and catheters that are used with the 3000 Drive Unit cannot be used with the new Ultra Console. We believe that the new Ultra Console will replace the 3000 Drive Unit over the next several years.

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

Results of Operations

Three and Six Month Periods Ended January 31, 2008 and 2007

Operating Expenses

The following table compares dollars (in thousands) and percentage changes in the Statements of Income between 2008 and 2007.

                                                For the Three Months Ended                For the Six Months Ended
                                      ---------------------------------------------- -----------------------------------
                                              January 31,        Increase (Decrease)   January 31,   Increase (Decrease)
                                           2008          2007     Dollars   Percent    2008    2007  Dollars   Percent
Product Sales                         $       20,633 $    15,806 $   4,827    30.5%  $39,502 $31,410 $ 8,092      25.8%
Cost of medical products                       6,843       4,737     2,106    44.5%   12,610   9,146   3,464      37.9%
Gross Profit                                  13,790      11,069     2,721    24.6%   26,892  22.264   4,628      20.8%

Operating expenses
Selling, general and admin.                   10,614       9,265     1,349    14.6%   21,778  19,081   2,697      14.1%
Research and development                       2,563       1,944       619    31.8%    4,885   4,359     526      12.1%
Other operating expenses                      13,177      11,209     1,968    17.6%   26,663  23,440   3,223      13.8%
Operating income (loss)                          613        (140)      753  (537.9%)     229  (1,176)  1,405    (119.5%)
Other income                                     404         498       (94)  (18.9%)     978   1,057     (79)     (7.5%)
Income (loss) before income taxes              1,017         358       659   184.1%    1,207    (119)  1,326  (1,114.3%)
Income tax provision                            (447)       (184)     (263)  142.9%     (533)     59    (592) (1,003.4%)
Net income (loss)                     $          570 $       174 $     396   227.6%  $   674 $   (60)$   734  (1,223.3%)
Fully Diluted Shares                          17,924      17,734                      17,838  17,165
EPS                                   $         0.03 $      0.01                     $  0.04 $ (0.00)

The following tables show the Statement of Income as a percentage of product sales for the three and six months ended January 31, 2008 and 2007.

                                                                  For the Three Months               For the
                                                                          Ended                   Six Months Ended
                                                                -------------------------- ------------------------------
                                                                   2008          2007          2008            2007
                                                                ------------- ------------ --------------- --------------
Product sales                                                         100.0%       100.0%          100.0%         100.0%
Cost of medical products                                               33.2%        30.0%           31.9%          29.1%
Gross profit margin                                                    66.8%        70.0%           68.1%          70.9%

Operating expenses
Selling, general and administrative                                    51.4%        58.6%           55.1%          60.7%
Research and development                                               12.4%        12.3%           12.4%          13.9%
Other operating expenses                                               63.9%        70.9%           67.5%          74.6%

Operating income (loss)                                                 3.0%        (0.9%)           0.6%          (3.7%)
Other income                                                            2.0%         3.2%            2.5%           3.4%
Income (loss) before income taxes                                       4.9%         2.3%            3.1%          (0.4%)
Income taxes provision                                                 (2.2%)       (1.2%)          (1.3%)          0.2%
Net income (loss)                                                       2.8%         1.1%            1.7%          (0.2%)

Revenue

Worldwide product sales for the three months ended January 31, 2008 increased 31 percent to $20,633,000 from $15,806,000 for the same period in 2007. For the six months ended January 31, 2008, worldwide product sales increased 26 percent to $39,502,000 from $31,410,000 for the same period in 2007. The revenue increase during fiscal 2008 relates to the introduction of the AngioJet Ultra Thrombectomy System and increased disposable AngioJet catheters primarily peripheral (medium length catheters) and coronary (long length catheters). The increase was also partially due to an increase in SafeSeal Hemostasis Patch and Fetch Aspiration Catheter revenues in 2008 versus 2007. Fiscal 2008 revenue was negatively impacted somewhat due to a trade-in program designed to facilitate customer conversion to the new Ultra System Console from the first generation drive unit. Customers who upgrade to an Ultra System Console within one year of the first generation drive unit purchase were eligible for this trade-in program and receive a credit towards the purchase of an Ultra Console. Subsequent to January 31, 2008 the effect of this trade-in program should be minimal.

Our fiscal 2008 allowance for sales returns increased due to the introduction of the AngioJet Ultra Thrombectomy System. First generation disposable catheter and pumps can not be used with the new Ultra System. Conversely, Ultra System disposable thrombectomy sets are not usable with the first generation AngioJet System. Customers who either purchased the Ultra Console or received an Ultra Console under an evaluation program could return their first generation catheters and pump sets for credit. As a result, our allowance for sales returns increased to 2.4 percent of gross revenue for the three months ended January 31, 2008 compared to approximately 1.6 percent for the year-ago quarter. This is down from the first quarter ended October 31, 2007 which was 2.6 percent of gross revenue.

The following table shows the worldwide Ultra Consoles and the first generation drive units placed with customers as of January 31, 2008, July 31, 2007, and January 31, 2007:

                                          January 31, 2008               July 31, 2007                January 31, 2007
                                    ----------------------------- ----------------------------- -----------------------------
Ultra Console                                     525                           244                             22
First generation drive unit                     1,817                         1,900                          1,877
                                    ----------------------------- ----------------------------- -----------------------------
          Total                                 2,342                         2,144                          1,899
                                    ============================= ============================= =============================

The following table shows the worldwide Ultra Consoles and first generation drive units sold for the three and six months ended January 31, 2008 and 2007:

                                            Three Months Ended                      Six Months Ended
                                                January 31,                            January 31
                                    ------------------------------------    ---------------------------------
                                         2008               2007                 2008             2007
                                    ---------------- -------------------    ---------------- ----------------
Ultra Console                              80                10                   141               10
First generation drive unit                 4                19                    20               54
                                    ---------------- -------------------    ---------------- ----------------
         Total                             84                29                    161              64
                                    ================ ===================    ================ ================


During the three month period ended January 31, 2008, our worldwide catheter sales increased approximately 10 percent to 13,000 catheters versus 11,800 catheters the same period last year. During the six month period ended January 31, 2008, our worldwide catheter sales increased approximately 9 percent to 25,600 catheters versus 23,500 catheters the same period last year.

International product sales were $717,000 and $505,000 for the three months ended January 31, 2008 and 2007. International product sales were $1,249,000 and $928,000 for the six months ended January 31, 2008 and 2007. The increase in sales is primarily due to the introduction of the Fetch manual aspiration catheter and AngioJet SpiroFlex catheter sales in the European market. The AngioJet Ultra Thrombectomy System is currently sold internationally on a limited basis.

Cost of Medical Products/Gross Profit Margin

Cost of medical products increased $2,106,000 and $3,465,000 to $6,843,000 and $12,610,000 in the three and six month periods ended January 31, 2008 over the same periods in the previous year. The increase was primarily due to an increase in product unit sales including AngioJet Ultra Console, Fetch and SafeSeal combined with slightly higher product costs on the new Ultra System product line.

Gross profit increased by $2,721,000 to $13,789,000 for the three months ended January 31, 2008, from $11,069,000 in the same period last year. Gross profit increased by $4,627,000 to $26,892,000 for the six months ended January 31, 2008, from $22,264,000 in the same period last year. The increase in gross profit was primarily due to the increase in sales volume.

Gross profit margin was 66.8 percent and 70.3 percent for the three months ended January 31, 2008 and 2007 and was 68.1 percent and 70.9 percent for the six months ended January 31, 2008 and 2007. The decrease in the gross profit margin was primarily due to the shift in overall sales mix to lower-margin Ultra System Consoles from higher margin disposables, combined with slightly higher product costs on the new Ultra System line.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,349,000 to $10,614,000 or 51.4 percent of sales for the three months ended January 31, 2008, from $9,265,000 or 58.6 percent of sales in the comparable period in the prior year. Sales force additions and commissions on higher sales levels; combined with additional marketing expenses to support new product launches and an increase in incentive compensation all contributed to the higher level of spending.

Selling, general and administrative expense increased $2,697,000 to $21,778,000 for the six months ended January 31, 2008, compared to the same period in the previous year. The expense increase for the six months ended January 31, 2008 relates primarily to higher sales expense under our new compensation plan, additional sales staff, and an increase in management incentive compensation.

Research and Development Expense

Research and development expense increased $619,000 to $2,563,000 or 12.4 percent of sales, in the three months ended January 31, 2008, from $1,944,000 or
12.3 percent of sales in the same period in the prior year. Research and development expense increased $526,000 to $4,885,000 or 12.4 percent of sales, in the six months ended January 31, 2008, from $4,359,000 or 13.9 percent of sales in the same period in the prior year. The increases in the fiscal 2008 three and six month periods were due to the continued development of the distal occlusion guidewires and 3 French catheter.

Interest Income

Interest income decreased $54,000 and $91,000 in the three and six months ended January 31, 2008 to $482,000 and $985,000 compared to the same periods in the prior year. The decreased interest income in fiscal 2008 is attributable to the decrease in the marketable securities balance. The majority of excess cash is invested in a portfolio of marketable securities. Future levels of interest income in fiscal 2008 are dependent on investment balances and fluctuating interest rates.

Loss On Sale of Securities

Loss on sales of securities was $78,000 and $38,000 for the three months ended January 31, 2008 and 2007, respectively. Loss on sales of securities was $7,000 and $19,000 for the six months ended January 31, 2008 and 2007, respectively. The losses in fiscal 2008 and 2007 were due to interest rate decreases that increased the fair market value of the investments in marketable securities. Future gain (loss) on sale of securities is dependent on interest rate fluctuations.

Provision For Income Taxes

The effective income tax rate differed from the U.S. federal statutory rate for the six months ended January 31, 2008 and 2007 as follows:

                                                                                          Six Months Ended
                                                                                             January 31,
                                                                                           2008      2007
                                                                                        --------------------
           Tax (benefit) expense on (loss) income from continuing operations computed at
            statutory rate of 34%                                                        $410,000 $ (40,000)
           Research and development tax credits                                           (14,000) (150,000)
           FASB 123(R) compensation expense                                                36,000   231,000
           Other                                                                          101,193  (100,000)
                                                                                         -------------------
           Total income (benefit) expense                                                $533,193 $ (59,000)
                                                                                         ===================
           Percent of income (loss) before income taxes                                        44%       50%
                                                                                         ===================

The increase in the GAAP effective tax rate in the current year is primarily attributable to the treatment of incentive stock options (or ISO's) under SFAS 123 (R) and the level of income before income taxes. Unless there is a disqualifying disposition, we are not entitled to a deduction upon exercise of an ISO and although SFAS 123(R) now requires us to recognize expense over the vesting period, there is no offsetting tax benefit. In contrast, we are entitled to a deduction, and tax benefit, upon exercise of non-qualified stock Approximately 22 percent and 37 percent of stock-based compensation expense for the six months ended January 31, 2008 and 2007 was related to ISO's so the impact on Possis Medical's effective tax rate is significant.

Net Income

We recorded net income for the three months ended January 31, 2008 and 2007 of $570,000 and $174,000, or $0.03 and $0.01 per diluted share. For the six months ended January 31, 2008, we recorded net income of $674,000 or $0.04 per diluted share. This compared to a net loss of $60,000, or $0.00 per diluted share for the three months ended January 31, 2007.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $40,583,000 at January 31, 2008 versus $42,872,000 at July 31, 2007.

We used $1,414,000 of cash in operating activities during the six months ended January 31, 2008. This use of cash resulted primarily from increases in accounts receivable of $1,164,000, inventory of $2,281,000, prepaid expenses and other assets of $1,279,000; combined with a decrease in accrued and other liabilities of $891,000. These uses of cash from operations were partially offset by non-cash charges for depreciation of $1,667,000 and stock-based compensation expense of $1,810,000. We depreciate company-owned first generation drive units and Ultra Consoles at customer locations, as well as property and equipment. Accounts receivable increased due to the year-over-year increase in revenue. Inventory increased to support the market launch of new products including the Ultra System. The increases in prepaid expenses and other assets were due to advance payments to a third party manufacturer of the Ultra Consoles and the timing of insurance premium payments. The decreases in accrued liabilities were due to the timing of payments and included the payment of fiscal 2007 corporate incentives in August 2007 (fiscal 2008).

Cash provided in investing activities was $3,013,000 including the net proceeds from the sale of marketable securities of $5,096,000. The cash provided in investing activities was partially offset by the purchase of $590,000 of property and equipment and the lending of $1.5 million to Rafael Medical.

Net cash provided by financing activities was $814,000, which resulted primarily from cash received in connection with the exercise of stock options of $676,000. There were no repurchases of our common stock during the first half of fiscal 2008.

We contract with a third-party to manufacture our Ultra Console and have committed to purchases of the Ultra Console from that third party manufacturer of $14,659,000 over the next 22 months. Except with respect to these commitments, there have been no changes in our capital or contractual commitments. We expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements of our business and the repurchase of our common stock as authorized by our Board of Directors.

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

Our foreign product sales are in U.S. Dollars ("USD") except for product sales in Germany, which are in euro's. The German product sales were minimal during the third quarter. We have a foreign bank account in which the German product sales receipts are deposited and immediately transferred to the operating bank account in the United States. The balance in the German bank account was zero as of January 31, 2008.

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

ITEM 1A.  RISK FACTORS

We identify a number of risks that affect our operations in our annual report on Form 10-K under Item 1A. In addition to those risks, which are summarized below, since the filing of our Form 10-K, we have become subject to the following risk:

Our business would be adversely affected if the announced acquisition fails to close.

Our acquisition by MEDRAD pursuant to the Agreement and Plan of Merger that we signed and announced on February 11, 2008 is subject to a number of conditions over which we do not have control, including a condition that two-thirds of our shares, calculated on a fully-diluted basis, be tendered in the tender offer commenced on February 25, 2008 in accordance with that agreement, a condition that all regulatory and governmental approvals are received, or the time periods required have expired, all of the representations regarding our capital structure are correct and the other representations in the agreement are materially correct, and that there has been no event that constitutes a "material adverse effect." We cannot assure you that all of these conditions will be satisfied. If the transaction is not completed, it is possible that it will cause distraction, uncertainty and possible attrition of employees and customers, changes in management, and other adverse impacts on our business. Further, if the transaction is not completed, we will have considerable expenses that will impact our operating results in the period the transaction is terminated, and could, in certain instances, be obligated to pay a termination fee of up to $11.1 million. Failure to complete the transaction would also likely negatively impact our stock price.

There have been no material changes in the risks that are included in our annual report on Form 10-K, which are summarized below. You should read the Form 10-K for a complete description of the risks of our business. Among the risks we have identified are:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In December 2006, our Board of Directors authorized the repurchase of up to an additional $15,000,000 of our common stock in open-market transactions through December 2008. During the three months ended January 31, 2008, no shares of our common stock were repurchased pursuant to this program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held at 4:00 p.m. on Tuesday, December 13, 2007. Shareholders holding 15,562,104 shares, or approximately 91.6 percent of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting in 2008 or until such time as a successor may be elected:

                                                           For               Withhold Authority
                                                   --------------------    -----------------------
                 Robert G. Dutcher                     11,804,681                3,771,587
                 Mary K. Brainerd                      11,811,529                3,764,739
                 Seymour J. Mansfield                  11,810,141                3,766,127
                 William C. Mattison, Jr.              11,820,013                3,756,255
                 Whitney A. McFarlin                   11,816,441                3,759,827
                 Donald C. Wegmiller                   11,813,381                3,771,587
                 Rodney A. Young                       11,812,581                3,763,687

b. Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors.

Shareholders approved the ratification of the appointment of Deloitte & Touche LLP as independent auditors by a vote of 15,443,676 shares in favor, 117,762 shares against and 14,829 shares abstained. There were no broker non-votes.

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



                                      POSSIS MEDICAL, INC.



DATE:  March 10, 2008                 By:  /s/ Robert G. Dutcher
                                           -------------------------------------
                                           ROBERT G. DUTCHER
                                           Chairman, President and Chief
                                           Executive Officer





DATE:  March 10, 2008                 By:  /s/ Jules L. Fisher
                                           -------------------------------------
                                           JULES L. FISHER
                                           Vice President of Finance and Chief
                                           Financial Officer

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